Form 10-Q
period 2016-09-30
Tabula Rasa HealthCare, Inc.
filed 2016-11-10
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37888

Tabula Rasa HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	45-5726437 (I.R.S. Employer Identification No.)
228 Strawbridge Drive, Suite 100 Moorestown, NJ 08057 (Address of Principal Executive Offices, including Zip Code)	(866) 648 - 2767 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No   ☒*

*   The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on September 29, 2016, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2016, the Registrant had 16,101,216 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2016

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash	$1,793	$2,026
Restricted cash	—	200
Accounts receivable, net	7,742	6,013
Inventories	2,609	2,304
Rebates receivable	305	1,064
Prepaid expenses and other current assets	636	522
Total current assets	13,085	12,129

Property and equipment, net	5,558	1,962
Software development costs, net	3,073	2,505
Goodwill	21,726	21,606
Intangible assets, net	26,229	17,687
Other assets	4,219	2,713
Total assets	$73,890	$58,602

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Line of credit	$—	$10,000
Current portion of long-term debt	29,193	13,526
Notes payable to related parties	250	250
Notes payable related to acquisition	—	15,620
Acquisition-related consideration payable	9,402	235
Acquisition-related contingent consideration	1,634	1,886
Accounts payable	5,998	6,808
Accrued expenses and other liabilities	3,584	3,244
Total current liabilities	50,061	51,569

Line of credit	16,000	—
Long-term debt	1,119	430
Long-term acquisition-related contingent consideration	1,858	3,355
Warrant liability	4,930	5,569
Deferred income taxes	307	334
Other long-term liabilities	1,973	—
Total liabilities	76,248	61,257

Redeemable convertible preferred stock:
Series A and A-1 redeemable convertible preferred stock, $0.0001 par value, 7,224,266 shares authorized, 6,911,766 shares issued and outstanding at September 30, 2016 and December 31, 2015 (liquidation preference of $6,884 and $6,589 at September 30, 2016 and December 31, 2015 respectively)	6,859	6,553
Series B redeemable convertible preferred stock, $0.0001 par value, 3,548,614 shares authorized, 2,961,745 shares issued and outstanding at September 30, 2016 and December 31, 2015 (liquidation preference of $5,455 and $5,223 at September 30, 2016 and December 31, 2015, respectively)	19,675	22,420
Total redeemable convertible preferred stock	26,534	28,973
Stockholders' deficit:
Common stock, $0.0001 par value; 27,836,869 shares authorized, 5,583,405 and 4,575,867 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(28,892)	(31,628)
Total stockholders’ deficit	(28,892)	(31,628)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$73,890	$58,602

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$20,731	$15,389	$58,732	$42,684
Service revenue	3,443	2,563	8,017	7,594
Total revenue	24,174	17,952	66,749	50,278
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	15,951	11,461	44,103	32,811
Service cost	1,232	816	3,135	2,398
Total cost of revenue	17,183	12,277	47,238	35,209
Gross profit	6,991	5,675	19,511	15,069

Operating (income) expenses:
Research and development	1,028	693	2,878	1,879
Sales and marketing	881	703	2,511	2,071
General and administrative	2,053	2,084	5,762	5,374
Change in fair value of acquisition-related contingent consideration expense (income)	47	(330)	146	(1,348)
Depreciation and amortization	1,276	992	3,415	2,935
Total operating expenses	5,285	4,142	14,712	10,911
Income from operations	1,706	1,533	4,799	4,158

Other (income) expense:
Change in fair value of warrant liability	(626)	3,293	(639)	3,477
Interest expense	1,242	1,468	4,250	4,418
Loss on extinguishment of debt	1,396	—	1,396	—
Total other expense	2,012	4,761	5,007	7,895
Loss before income taxes	(306)	(3,228)	(208)	(3,737)
Income tax (benefit) expense	(164)	36	11	212
Net loss	$(142)	$(3,264)	$(219)	$(3,949)
Net income (loss) attributable to common stockholders:
Basic	$1,228	$(14,066)	$1,080	$(16,007)
Diluted	$(803)	$(14,066)	$(894)	$(16,007)
Net income (loss) per share attributable to common stockholders:
Basic	$0.25	$(3.21)	$0.22	$(3.78)
Diluted	$(0.08)	$(3.21)	$(0.09)	$(3.78)
Weighted average common shares outstanding:
Basic	4,918,885	4,379,796	4,817,285	4,232,350
Diluted	10,333,723	4,379,796	10,232,050	4,232,350

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

								Stockholders' Deficit
	Redeemable Convertible Preferred Stock							Common Stock						Total
	Series A		Series A-1		Series B			Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, January 1, 2016	4,411,766	$4,019	2,500,000	$2,534	2,961,745	$22,420	$28,973	2,100,980	$—	2,474,917	$—	$—	$(31,628)	$(31,628)
Issuance of common stock in connection with satisfaction of contingent consideration related to acquisition of St. Mary's Prescription Pharmacy	—	—	—	—	—	—	—	10,824	—	—	—	35	—	35
Accretion (decretion) of redeemable convertible preferred stock	—	188	—	118	—	(2,745)	(2,439)	—	—	—	—	(516)	2,955	2,439
Transfer of common stock	—	—	—	—	—	—	—	2,577	—	(2,577)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	210,817	—	—	—	—
Net exercise of stock options	—	—	—	—	—	—	—	—	—	63,220	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	722,646	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(219)	(219)
Balance, September 30, 2016	4,411,766	$4,207	2,500,000	$2,652	2,961,745	$19,675	$26,534	2,837,028	$—	2,746,377	$—	$—	$(28,892)	$(28,892)

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(219)	$(3,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,415	2,935
Amortization of deferred financing costs and debt discount	1,255	1,575
Payment of imputed interest on debt	(3,893)	(105)
Deferred taxes	(27)	212
Issuance of common stock warrants	—	16
Stock-based compensation	481	471
Change in fair value of warrant liability	(639)	3,477
Change in fair value of acquisition-related contingent consideration	146	(1,348)
Loss on extinguishment of debt	1,396	—
Other noncash items	—	(13)
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(1,729)	(951)
Inventories	(305)	(353)
Rebates receivable	759	308
Prepaid expenses and other current assets	(114)	(191)
Other assets	(171)	79
Acquisition-related contingent consideration	—	(610)
Accounts payable	(191)	322
Accrued expenses and other liabilities	340	912
Other long-term liabilities	1,973	(4)
Net cash provided by operating activities	2,477	2,783

Cash flows from investing activities:
Purchases of property and equipment	(2,947)	(135)
Software development costs	(1,201)	(669)
Purchases of intangible assets	(29)	—
Change in restricted cash	200	300
Purchase of businesses, net of cash acquired	(1,000)	(2,403)
Net cash used in investing activities	(4,977)	(2,907)

Cash flows from financing activities:
Payments for debt financing costs	(1,521)	(69)
Repayments of notes payable to related parties	—	(354)
Borrowings on line of credit	6,000	10,000
Repayments of line of credit	—	(6,860)
Payments of acquisition-related consideration	(180)	(1,895)
Repayment of note payable related to acquisition	(14,337)	—
Payments of initial public offering costs	(2,191)	(390)
Payments of contingent consideration	(1,895)	(267)
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(13,609)	(1,605)
Net cash provided by (used in) financing activities	2,267	(1,440)

Net decrease in cash	(233)	(1,564)
Cash, beginning of period	2,026	4,122
Cash, end of period	$1,793	$2,558

Supplemental disclosure of cash flow information
Acquisition of equipment under capital leases	$1,470	$353
Additions to property, equipment, and software development purchases included in accounts payable	$238	$15
Deferred offering costs included in accounts payable	$1,006	$1,222
Cash paid for interest	$7,901	$1,807
(Decretion) accretion of redeemable convertible preferred stock to redemption value	$(2,439)	$12,058

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through a comprehensive suite of technology-enabled products and services for medication risk management and risk adjustment. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

On October 4, 2016, the Company closed its initial public offering (the “IPO”) in which the Company issued and sold 4,300,000 shares of common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. The Company received net proceeds of $55,186 after deducting underwriting discounts and commissions of $4,154 but before deducting other offering expenses. In addition, upon the closing of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were automatically redesignated into shares of common stock, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 shares of common stock. In addition, 202,061 shares of common stock were issued upon the automatic net exercise of outstanding warrants to purchase common stock that would have otherwise terminated immediately prior to the closing of the IPO. Additionally, in connection with the closing of the IPO, outstanding warrants to purchase shares of preferred stock converted into warrants to purchase an aggregate of 463,589 shares of common stock.

Upon completion of the IPO on October 4, 2016, the Company filed an amended and restated certificate of incorporation to, among other things, state that the aggregate number of shares of stock that the Company is authorized to issue is 100,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $.0001 per share.

2.      Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015, which is included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 29, 2016 (the “Prospectus”). Since the date of those audited consolidated financial statements, there have been no changes to the Company's significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Prospectus.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(b)    Reverse Stock Split

              The Company effected a 1-for-1.94 reverse split of its common stock on September 16, 2016. The reverse split combined each 1.94 shares of the Company's issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion prices of its convertible preferred stock. No fractional shares were issued in connection with the reverse split. Any fractional shares resulting from the reverse split were rounded down to the nearest whole share, and in lieu of any fractional shares the Company will pay a cash amount to the holder of such fractional share equal to the fair market value of such fractional share as determined by the Company’s board of directors (the “Board”). All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.

(c)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $1,793 as of September 30, 2016, cash flows from operations, net proceeds from the IPO and borrowing availability under the Amended 2015 Revolving Line (Note 10) are sufficient to fund the Company's planned operations through at least March 31, 2018.

(d)    Use of Estimates

              The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates or assumptions.

(e)    Deferred Offering Costs

              The Company capitalized certain legal, accounting and other third-party fees that were directly associated with the IPO as deferred offering costs (non-current). After the IPO on October 4, 2016 (Note 1 and 17), these costs were recorded in stockholders' deficit as a reduction of additional paid-in capital. Deferred offering costs were $3,677 and $2,298 as of September 30, 2016, and December 31, 2015, respectively.

(f)    Deferred Debt Issuance Costs

              Effective January 1, 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the associated debt. Previously, the Company reported these costs in "Other assets" in the Company's consolidated balance sheets. The Company continues to defer the issuance costs related to its line of credit arrangement in "Other assets". The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the Financial Accounting Standards Board ("FASB") and resulted in the reclassification of $105 as of December 31, 2015 from other assets to current portion of long-term debt.

(g)    Recent Accounting Pronouncements

               In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides new guidance to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the disclosure impact of the adoption of ASU 2016-15 on the Company's consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

3.     Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net income (loss) per share of common stock in conformity with the two-class method required for participating securities for the three and nine months ended September 30, 2016. The Company considers its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock are entitled to receive a dividend in the event that a dividend is paid on common stock. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(142)	$(3,264)	$(219)	$(3,949)
Decretion (accretion) of redeemable convertible preferred stock	2,641	(10,802)	2,439	(12,058)
Undistributed income attributable to redeemable convertible preferred stockholders	(1,271)	—	(1,140)	—
Net income (loss) attributable to common stockholders, basic	$1,228	$(14,066)	$1,080	$(16,007)
Decretion of redeemable convertible preferred stock	(2,641)	—	(2,439)	—
Revaluation of warrant liability, net of tax	(661)	—	(675)	—
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	1,271	—	1,140	—
Net (loss) attributable to common stockholders, diluted	$(803)	$(14,066)	$(894)	$(16,007)
Denominator (basic):
Weighted average shares of common stock outstanding, basic	4,918,885	4,379,796	4,817,285	4,232,350
Denominator (diluted):
Weighted average shares of common stock outstanding	4,918,885	4,379,796	4,817,285	4,232,350
Effect of potential dilutive securities:
Dilutive effect from preferred stock and preferred stock warrants assuming conversion	5,414,838	—	5,414,765	—
Weighted average shares of common stock outstanding, diluted	10,333,723	4,379,796	10,232,050	4,232,350

Net income (loss) per share attributable to common stockholders, basic	$0.25	$(3.21)	$0.22	$(3.78)
Net (loss) per share attributable to common stockholders, diluted	$(0.08)	$(3.21)	$(0.09)	$(3.78)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

For the three and nine months ended September 30, 2016 and 2015, the Company's potential dilutive securities include stock options, restricted stock, outstanding warrants to purchase shares of preferred and common stock and redeemable convertible preferred stock, and have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options to purchase common stock	2,723,193	2,789,626	2,723,193	2,789,626
Restricted stock	722,646	—	722,646	—
Common stock warrants	213,806	446,593	213,806	446,593
Preferred stock warrants (as converted to common stock)	—	463,589	—	463,589
Redeemable convertible preferred stock (as converted to common stock)	—	5,089,436	—	5,089,436
	3,659,645	8,789,244	3,659,645	8,789,244

On October 4, 2016, the Company closed its IPO in which the Company issued and sold 4,300,000 shares of common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares, at an issuance price of $12.00 per share. See Note 1 and Note 17 for additional information.

4.     Acquisition

On September 15, 2016, the Company acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the Company’s Medication Risk Mitigation Matrix. The purchase price consisted of cash consideration of up to $6,000, consisting of $1,000 which was paid upon closing, $2,200 paid on November 2, 2016, $2,200 payable on the 45th business day following the completion the IPO and $600 following the 12-month anniversary of the closing date of the acquisition, which is contingent upon no claims for indemnification being made pursuant to the purchase agreement. In addition to the cash consideration, the purchase price included $5,000 worth of common stock, consisting of $2,500 of common stock due on the 31st business day following the completion of the IPO and $2,500 of common stock due on the 61st business day following the completion of the IPO. The stock consideration to be paid on the 31st and 61st business days following the completion of the IPO is calculated based on the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount is being amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $2 of the discount to interest expense for the three and nine months ended September 30, 2016. Additionally, the deferred stock consideration of $5,000 was recorded at its acquisition-date fair value of $4,445. The stock consideration to be paid in connection with the acquisition is subject to a lock-up agreement and, as a result, a discount for lack of marketability of 10% was applied to determine the fair value of the stock consideration as of the acquisition date. These amounts are included in acquisition-related consideration payable in the consolidated balance sheets as of September 30, 2016.

The assets acquired, and revenue generated from the acquired assets, are included in the Company’s consolidated financial statements from the date of acquisition.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired at the date of acquisition:

Developed technology	$10,100
Trade name	180
Goodwill	120
Total assets acquired	$10,400

The purchase price was allocated to identifiable intangible assets acquired based on their acquisition-date estimated fair values. The identifiable intangible assets principally included developed technology valued at $10,100 and trade name valued at $180, each of which are subject to amortization on a straight-line basis over 7 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 6.96 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets. The fair value of the developed technology was estimated using a discounted present value income approach. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the intangible asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the trade name was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the incremental projected revenues related to utilizing the acquired technology.

              The amortization of intangible assets is deductible for income tax purposes.

The Company continues to evaluate the fair value of certain assets related to the acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded may result in a corresponding adjustment to goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year.

The unaudited pro forma results presented below include the results of the 9176-1916 Quebec Inc. acquisition as if it had been consummated as of January 1, 2015. The unaudited pro forma results include the amortization associated with acquired intangible assets and interest expense on debt to fund the acquisition. Material nonrecurring charges directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015.

	Nine Months Ended
	September 30,
	2016	2015
Revenue	$66,788	$50,290
Net loss	(1,305)	(5,064)
Net income (loss) per share attributable to common stockholders, basic	0.00	(2.90)
Net (loss) per share attributable to common stockholders, diluted	(0.19)	(2.90)

5.       Property and Equipment

              Depreciation and amortization expense on property and equipment for the three months ended September 30, 2016 and 2015 was $359 and $250, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $889 and $729, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.       Software Development Costs

              The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of September 30, 2016 and December 31, 2015, gross capitalized software costs were $5,875 and $4,550 and accumulated amortization was $2,802 and $2,045, respectively. Amortization expense for the three months ended September 30, 2016 and 2015 was $302 and $164, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $757 and $474, respectively. As of September 30, 2016 and December 31, 2015, there was $1,136 and $888, respectively, of capitalized software costs that were not yet subject to amortization.

7.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the nine months ended September 30, 2016 are as follows:

Balance at January 1, 2016	$21,606
Goodwill from 2016 acquisition	120
Balance at September 30, 2016	$21,726

Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net

September 30, 2016
Trade names	5.00	$1,900	$(696)	$1,204
Client relationships	10.02	14,684	(2,919)	11,765
Non-competition agreements	4.64	652	(290)	362
Developed technology	7.76	13,500	(630)	12,870
Domain name	10.00	29	(1)	28
Total intangible assets		$30,765	$(4,536)	$26,229

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net

December 31, 2015
Trade names	5.00	$1,720	$(436)	$1,284
Client relationships	10.02	14,684	(1,810)	12,874
Non-competition agreements	4.64	652	(183)	469
Developed technology	10.00	3,400	(340)	3,060
Total intangible assets		$20,456	$(2,769)	$17,687

Amortization expense for intangible assets for the three months ended September 30, 2016 and 2015 was $614 and $577, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $1,767 and $1,730, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2016 (October 1- December 31)	$972
2017	3,782
2018	3,747
2019	3,641
2020	3,301
Thereafter	10,786
$26,229

8.       Accrued Expenses and Other Liabilities

At September 30, 2016 and December 31, 2015, accrued expenses and other liabilities consisted of the following:

	September 30, 2016	December 31, 2015

Employee related expenses	$2,518	$1,232
Deferred revenue	657	520
Interest	358	1,371
Deferred rent	14	94
Other expenses	37	27
Total accrued expenses and other liabilities	$3,584	$3,244

9.      Notes Payable Related to Acquisition

In December 2014, the Company acquired all of the authorized, issued and outstanding equity interests of Medliance LLC ("Medliance"), which provides pharmacy cost management services through data analytics. As part of the acquisition-related consideration of the Medliance acquisition, the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. All unpaid principal and unpaid and accrued interest was due and payable on June 30, 2016. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility (see Note 10). Interest expense was $330 for the three months ended September 30, 2015. Interest expense was $706 and $980 for the nine months ended September 30, 2016 and 2015, respectively.

              The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For the three months ended September 30, 2015, the Company amortized $325 of the discount to interest expense. For the nine months ended September 30, 2016 and 2015, the Company amortized $755 and $906, respectively, of the discount to interest expense.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On April 29, 2015, the Company entered into a new revolving line of credit (the "2015 Revolving Line") with Bridge Bank, National Association ("Bridge Bank") pursuant to a loan and security agreement, which provided for borrowings in an aggregate amount up to $15,000 to be used for general corporate purposes including repayment of the previous Revolving Line. On July 1, 2016, the Company entered into a Loan and Security Modification Agreement (the "Amended 2015 Revolving Line") with Western Alliance Bank, successor in interest to Bridge Bank, whereby the 2015 Revolving Line was amended to increase the Company's borrowing availability to up to $25,000 and extend the maturity date to July 1, 2018. The Company's ability to borrow under the Amended 2015 Revolving Line is based upon a specified borrowing base equal to the Company's trailing four months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, through June 30, 2017 and based upon the Company's trailing three months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, thereafter. Interest on the Amended 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus 1.0%, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended 2015 Revolving Line  require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a minimum EBITDA, as defined, of $2,000 for the quarter ending June 30, 2016, $2,250 for the quarter ending September 30, 2016, and $2,500 for the quarter ending December 31, 2016 and thereafter, and (iii) maintain a minimum monthly recurring revenue retention rate of at least 90%, measured quarterly. As of September 30, 2016, the Company was in compliance with all of the financial covenants related to the 2015 Amended Revolving Line, and management expects that the Company will be able to maintain compliance with the financial covenants.

As of September 30, 2016, the aggregate borrowings outstanding under the Amended 2015 Revolving Line was $16,000, and additional amounts available for borrowings under the Amended 2015 Revolving Line was $9,000.

As of September 30, 2016, the interest rate on the Amended 2015 Revolving Line was 4.56% and interest expense was $169 and $109 for the three months ended September 30, 2016 and 2015, respectively, and $449 and $181 for the nine months ended September 30, 2016 and 2015, respectively. In connection with the 2015 Revolving Line and the Amended 2015 Revolving Line, the Company recorded deferred financing costs of $141. The Company is amortizing the deferred financing costs associated with the 2015 Revolving Line to interest expense using the effective-interest method over the term of the Amended 2015 Revolving Line and amortized $9 and $13 to interest expense for the three months ended September 30, 2016 and 2015, respectively, and $36 and $22 for the nine months ended September 30, 2016 and 2015, respectively.

(b)    Term Loan

On July 1, 2016, the Company entered into a term loan facility (the “ABC Credit Facility”) with ABC Funding, LLC, an affiliate of Summit Partners, L.P. (“Summit”). The proceeds of the initial term loan advance of $30,000 under the ABC Credit Facility were used to repay all outstanding principal and interest under the Medliance Notes, as well as loans entered into with Eastward Capital Partners V, L.P. and its affiliates in April 2014 and December 2014 with an original principal balance of $15,000 (collectively, the “Eastward Loans”). For the three and nine months ended September 30, 2016, the Company recognized a $1,396 loss on extinguishment of debt as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the Eastward Loans.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amounts outstanding under the ABC Credit Facility bore interest at a per annum rate equal to 12.0% payable monthly in arrears. Interest expense under the ABC Credit Facility was $920 for the three and nine months ended September 30, 2016. The ABC Credit Facility had a maturity date of December 30, 2021, and was secured by a subordinated security interest in all personal property, whether presently existing or created or acquired in the future, as well as the Company's intellectual property. The Company recorded $1,487 in deferred financing costs associated with the ABC Credit Facility and is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the ABC Credit Facility. The Company amortized $66 to interest expense for the three and nine months ended September 31, 2016. As of September 30, 2016, the aggregate borrowing outstanding under the ABC Credit Facility was $30,000.

On October 4, 2016, the Company repaid all the then outstanding principal and interest on the ABC Credit Facility, as well as a prepayment penalty of $3,597, with proceeds received from the IPO and, in connection with such repayment, the ABC Credit Facility was terminated. The Company will record a loss on debt extinguishment of $5,015 in the fourth quarter of 2016 related to the settlement of the ABC Credit Facility for the prepayment penalty plus the amortization of the deferred financing costs.

(c)    Term Loans and Capital Lease Obligations

The following table represents the total term loans and capital lease obligations of the Company at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Tranche A Term Loan	$—	$51
Tranche B Term Loan	—	28
April 2014 Eastward Loan	—	2,260
Unamortized finance costs on April 2014 Eastward Loan	—	(19)
Unamortized discount on April 2014 Eastward Loan	—	(101)
April 2014 Eastward Loan, net	—	2,140
December 2014 Eastward Loan	—	12,000
Unamortized finance costs on December 2014 Eastward Loan	—	(86)
Unamortized discount on December 2014 Eastward Loan	—	(1,030)
December 2014 Eastward Loan, net	—	10,884
ABC Credit Facility	30,000	—
Unamortized finance costs on ABC Credit Facility	(1,421)	—
ABC Credit Facility, net	28,579	—
Capital leases	1,733	853
Total long-term debt, net	$30,312	$13,956
Less current portion, net	(29,193)	(13,526)
Total long-term debt, less current portion, net	$1,119	$430

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt Maturities

As of September 30, 2016, the Company's long-term debt is payable as follows:

			Total
		Capital lease	long-term
	Term Loans	obligations	debt
Remainder of 2016	$30,000	$204	$30,204
2017	—	802	802
2018	—	694	694
2019	—	367	367
2020	—	11	11
2020	—	4	4
	30,000	2,082	32,082
Less amount representing interest	—	(349)	(349)
Present value of payments	30,000	1,733	31,733
Less current portion	(28,579)	(614)	(29,193)
Less discount on debt	(1,421)	—	(1,421)
	$—	$1,119	$1,119

(e)    Other Financing

              In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of September 30, 2016 and December 31, 2015, the Company had $3,190 and $3,691, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases.

11.      Income Taxes

              For the nine months ended September 30, 2016 and 2015, the Company recognized tax expense of $11,  which resulted in an effective tax rate of (5.3)%, and tax expense of $212 thousand, which resulted in an effective tax rate of (5.7%), respectively, primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization. The Company has recorded a full valuation allowance against its deferred tax assets at September 30, 2016 and December 31, 2015.

12.      Other Long-term Liabilities

Other long term liabilities as of September 30, 2016 consisted of $1,973, which represents the long-term portion of deferred rent related to the Company's new operating leases for office space in Moorestown, NJ.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.     Stockholders' Deficit and Redeemable Convertible Preferred Stock

(a)    Common Stock

The holders of Class A Non-Voting common stock have the same rights, preferences, privileges, and restrictions as the holders of Class B Voting common stock with the exception of voting rights. The holders of Class B Voting common stock are entitled to one vote per share. The holders of Class A Non-Voting and Class B Voting common stock are entitled to receive dividends when, as and if declared by the Board, subject to payment of accrued dividends for redeemable convertible preferred stock. Class A Non-Voting and Class B Voting common stock are also subordinate to the redeemable convertible preferred stock with respect to liquidation, winding up and dissolution of the Company. No dividends have been declared through September 30, 2016. The Class A Non-Voting and Class B Voting common stock were redesignated into shares of common stock upon the closing of the IPO (Note 1 and 17).

(b)    Redeemable Convertible Preferred Stock

The Company has issued Series A, Series A-1, and Series B redeemable convertible preferred stock. The redeemable convertible preferred stock is classified outside of stockholders' deficit because the shares contain redemption features that are not solely within the control of the Company.

The aggregate amount of cumulative but unpaid dividends on the Series A and Series A-1 redeemable convertible preferred stock were $1,223 and $661, respectively, at September 30, 2016. Cumulative but unpaid dividends on the Series B redeemable convertible preferred stock were $944 at September 30, 2016. The redemption value of Series B redeemable convertible preferred stock is based on its estimated fair value at September 30, 2016 because it is estimated to be greater than its original issue price plus accrued dividends.

On September 16, 2016, the Company amended the conversion feature of the Series A, Series A-1, and Series B redeemable convertible preferred stock to provide that such shares of preferred stock would also automatically convert in connection with the IPO. Upon the closing of the IPO, such shares of redeemable convertible preferred stock converted into shares of the Company’s common stock (Note 1 and 17).

(c)    Common Stock Warrants

As of September 30, 2016, the following warrants to purchase common stock were outstanding:

Warrants	Number	Exercise
to Purchase	of Warrants	Price	Term	Expiration
Common-A	106,361	$0.480	10 year	May - October 2019
Common-B	82,471	$0.480	10 year	May - October 2019
Common-A	7,731	$0.530	10 year	May 2019
Common-A	5,154	$0.970	10 year	December 2019
Common-A	515	$0.970	10 year	March 2020
Common-B	2,577	$0.480	10 year	June 2021
Common-B	4,982	$3.100	10 year	May - December 2023
Common-B	4,015	$5.820	10 year	January - December 2024

During the nine months ended September 30, 2015, the Company issued warrants to purchase 4,485 shares of common stock at an exercise price of $6.40 per share in connection with related party debt. The Company recognized total interest expense of $16 associated with the equity-classified warrants issued during the nine months ended September 30, 2015. No warrants were issued during the nine months ended September 30, 2016 and no interest expense was recognized during 2016. During the nine months ended September 30, 2016, the Company issued 210,817 shares of common stock upon the cashless exercise of warrants to purchase 232,787 shares of common stock. Upon completion of the IPO on October 4, 2016, all outstanding warrants to purchase common stock were automatically net exercised (Note 1 and 17).

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The warrants issued during the nine months ended September 30, 2015 were valued using the Black-Scholes option-pricing model at the date of grant, and included the following weighted average assumptions:

Nine Months Ended
Valuation assumptions:	September 30, 2015
Expected volatility	50%
Expected life (years)	10.00
Risk-free interest rate	2.13%
Dividend yield	—

(d)    Preferred Stock Warrants

As of September 30, 2016, the following warrants to purchase redeemable convertible preferred stock were outstanding:

Warrants	Number	Exercise
to Purchase	of Warrants	Price	Term	Expiration
Series A-1	250,000	$0.800	10 year	March 2022
Series A-1	62,500	$0.800	10 year	October 2022
Series B	105,005	$2.860	10 year	April 2024
Series B	481,863	$2.990	10 year	December 2024

              No preferred stock warrants were issued during the nine months ended September 30, 2016 and 2015. Upon completion of the IPO on October 4, 2016, outstanding warrants to purchase preferred stock converted into warrants to purchase an aggregate of 463,589 shares of common stock (Note 1 and 17).

14.     Stock-Based Compensation

The Company's Amended and Restated 2014 Equity Compensation Plan (the "2014 Plan") authorizes the Company to grant up to 3,935,865 shares of common stock to the Company's employees and non-employees in the form of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights, and other equity-based awards. In September 2016, the Board approved an increase in the shares of common stock authorized under the 2014 Plan to 4,037,981. This pool consists of 2,702,443 shares of Class A common stock and 1,335,538 shares of Class B common stock.

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Plan into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of our common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by our Board. As of September 30, 2016, 777,740 shares were available for future grants under the 2016 Plan.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. All shares of restricted common stock will vest in full on May 31, 2017. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense will be recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant fully vest. For the three and nine months ended September 30, 2016, $102 of expense was recognized related to this grant. As of September 30, 2016, there was unrecognized compensation expense of $8,302 related to this grant.

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to our non-employee directors, which represents both the initial and annual grants to such directors. The initial grant will vest in three substantially equal annual installments over three years following the grant date and the annual grant will vest in full on the earlier of the next annual shareholder meeting or the one year anniversary of the grant date. The value of the grants is based on the IPO price of $12.00. For the three and nine months ended September 30, 2016, $1 of expense was recognized related to these grants. As of September 30, 2016, there was unrecognized compensation expense of $266 related to these grants.

In addition, in September 2016 the Board approved the issuance of 13,362 shares of common stock, net of 7,010 shares of common stock withheld for tax withholding purposes, to certain executive officers upon the closing of the IPO pursuant to a Leadership Exit Bonus Plan and under the 2016 Plan. The value of the issuance is based upon the IPO price of $12.00 per share. As of September 30, 2016, no shares have been issued.

The Company recorded $120 and $159 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $378 and $471 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the nine months ended September 30, 2016 and 2015, respectively.

The estimated fair value of options granted was calculated using a Black- Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
Valuation assumptions:	2016	2015
Expected volatility	59.00%	55.12%
Expected life (years)	6.08	6.05
Risk-free interest rate	1.49%	1.75%
Dividend yield	—	—

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2016:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at January 1, 2016	2,791,754	$3.27	7.0	$27,239
Granted	6,310	13.17
Exercised	(71,150)	1.45
Forfeited	(3,721)	7.36
Outstanding at September 30, 2016	2,723,193	$3.33	6.3	$29,991
Options vested and expected to vest at September 30, 2016	2,723,193	$3.33	6.3	$29,991
Exercisable at September 30, 2016	2,239,139	$2.92	6.0	$25,529

Included within the above table are 217,747 non-employee options outstanding as of September 30, 2016, of which 2,446 are unvested as of September 30, 2016 and therefore subject to remeasurement.

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2016 and 2015 was $7.29 and $3.23, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company's common stock as of September 30, 2016 for those stock options that had exercise prices lower than the fair value of the Company's common stock.

As of September 30, 2016, there was $906 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.5 years.

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015, in the following expense categories of its consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue - product	$27	$25	$85	$75
Cost of revenue - service	7	7	21	17
Research and development	9	6	30	14
Sales and marketing	21	21	65	68
General and administrative	159	100	280	297
	$223	$159	$481	$471

15.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, acquisition-related contingent consideration, notes payable related to acquisition, notes payable to related parties, and long-term debt. The carrying values of accounts receivable, accounts payable and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms of the debt. The notes payable related to acquisition were recorded on December 31, 2014 at their acquisition date fair values of $14,347. This valuation was determined using Level 3 inputs. The note was fully repaid on July 1, 2016 (see Note 9).

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has classified liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2016

Liabilities
Warrant liability	$—	$—	$4,930	$4,930
Acquisition-related contingent consideration - short-term	—	—	1,634	1,634
Acquisition-related contingent consideration - long-term	—	—	1,858	1,858
	$—	$—	$8,422	$8,422

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2015
Liabilities
Warrant liability	$—	$—	$5,569	$5,569
Note payable related to acquisition	—	—	15,620	15,620
Acquisition-related contingent consideration - short-term	—	—	1,886	1,886
Acquisition-related contingent consideration - long-term	—	—	3,355	3,355
	$—	$—	$26,430	$26,430

The fair value of the preferred stock warrants at September 30, 2016 was estimated using an option pricing model with the following weighted average assumptions: estimated life of 7.24 years, no dividend yield, risk-free interest rate of 1.40%, fair value of underlying instrument of $14.32 per share, and volatility of 59.69%. The Company also applied a discount for lack of marketability of 10% to the resulting value from the option pricing model.

The fair value of the preferred stock warrants at December 31, 2015 was estimated using an option pricing model with the following weighted average assumptions: estimated life of 7.99 years, no dividend yield, risk-free interest rate of 2.10%, fair value of underlying instrument of $8.14 per share and volatility of 57.81%. The Company also applied a discount for lack of marketability of 10% to the resulting value from the option pricing model.

The Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s various classes of preferred stock, stock price volatility, the contractual term of the warrants, risk-free interest rates, and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The Company accounts for its redeemable convertible preferred stock warrants as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, as warrants entitle the holder to purchase preferred stock that is considered contingently redeemable. The warrant liability is recorded on its own line item on the Company’s consolidated balance sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on its own line in the consolidated statements of operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

Balance at January 1, 2016	$5,569
Change in fair value	(639)
Balance at September 30, 2016	$4,930

Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. The acquisition-related contingent consideration liability represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial and performance milestones.

The changes in fair value of the Company’s acquisition-related contingent consideration for the nine months ended September 30, 2016 was as follows:

Balance at January 1, 2016	$5,241
Fair value of cash consideration paid	(1,895)
Adjustments to fair value measurement	146
Balance at September 30, 2016	$3,492

16.     Related-Party Transactions

              As of September 30, 2016 and December 31, 2015, there was a demand promissory note with a stockholder with a balance outstanding of $250, which bears interest at 6% annually. During 2015, certain other related-party borrowings from the Company's executive officers were outstanding. Such other amounts were fully repaid as of September 30, 2016 and December 31, 2015. Total interest expense from these related-party borrowings was $4 and $10 for the three months ended September 30, 2016 and 2015, respectively, and $11 and $38 for the nine months ended September 30, 2016 and 2015, respectively. The demand promissory note was repaid in full in October 2016 with the proceeds from the IPO.

On September 15, 2016, the Company acquired certain assets from an entity indirectly controlled by the Company’s Chief Scientific Officer (Note 4).

17.     Subsequent Events

On October 4, 2016, the Company completed its IPO pursuant to which the Company issued 4,300,000 shares of common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares, at an IPO price of $12.00 per share (Note 1).

In October 2016, 13,362 shares of common stock, net of 7,010 shares of common stock withheld for tax withholding purposes, were issued to certain executive officers pursuant to the Leadership Exit Bonus Plan and under the 2016 Plan. The value of this issuance is $244 based upon the IPO price of $12.00 per share and the non-cash compensation charge will be recognized in the fourth quarter of 2016 as all shares issued will be fully vested upon issuance.

Also in October 2016, 202,061 shares of common stock were issued upon the automatic net exercise of outstanding warrants that would otherwise have expired upon the completion of the IPO, immediately prior to the closing of the IPO. In addition, outstanding warrants to purchase preferred stock converted into warrants to purchase an aggregate of 463,589 shares of common stock (Note 1), and on October 12, 2016, 288,324 shares of common stock were issued upon the net exercise of 431,373 of these warrants.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015, included in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 29, 2016 (the “Prospectus”).

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through a comprehensive suite of technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide risk adjustment services, which help our clients to properly characterize a patient's acuity, or severity of health condition, and optimize the associated payments for care, as well as pharmacy cost management services, which help our clients manage and optimize pharmacy spend.

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Our products and services are built around our novel and proprietary Medication Risk Management Matrix (“MRM Matrix”), which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine." We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 123,000 messages exchanged during September 2016.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2011, 2012, 2013, 2014 and 2015, we were serving 8, 13, 20, 51 and 119 healthcare organizations, respectively, and as of September 30, 2016, this number had grown to 127 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the three and nine months ended September 30, 2016 were $24.2 million and $66.7 million, respectively, compared to $18.0 million and $50.3 million, respectively, for the three and nine months ended September 30, 2015. We incurred net loss of $142 thousand and $219 thousand for the three and nine months ended September 30, 2016, respectively, compared to net loss of $3.3 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. Our adjusted EBITDA for the three and nine months ended September 30, 2016 were $3.3 million and $8.8 million, respectively, compared to $2.4 million and $6.2 million, respectively, for the three and nine months ended September 30, 2015. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net losses to Adjusted EBITDA.

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our expansion beyond the PACE and post-acute markets to other at-risk providers and payors. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our assets are located in the United States.

Unless the context requires otherwise, the terms the “Company,” “Tabula Rasa HealthCare Inc.,” “we,” “us” and “our” mean Tabula Rasa HealthCare, Inc., a Delaware Corporation, and its consolidated subsidiaries.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate and manage our business and that are useful in evaluating our operating performance compared to that of other companies in our industry.

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues	$24,174	$17,952	$6,222	35%
Net loss	(142)	(3,264)	3,122	(96)
Adjusted EBITDA	3,252	2,354	898	38

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues	$66,749	$50,278	$16,471	33%
Net loss	(219)	(3,949)	3,730	(94)
Adjusted EBITDA	8,841	6,216	2,625	42

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in "Non-GAAP Financial Measures — Adjusted EBITDA." We also monitor revenue retention rate and client retention rate described as follows.

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 99% for 2015.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 96% for 2015.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section entitled "Risk Factors" for a discussion of certain risks and uncertainties that may impact our future success.

Recent Developments

Initial Public Offering

On October 4, 2016, we completed an initial public offering (the “IPO”) of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $.0001 per share, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 million shares of common stock, par value $.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

Acquisitions

In September 2016, we acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the MRM Matrix. The acquisition consideration consisted of cash consideration of up to $6.0 million, consisting of $1.0 million which was paid upon closing, $2.2 million paid on November 2, 2016, $2.2 million payable on the 45th business day following the IPO and $600 thousand following the 12-month anniversary of the closing date of the acquisition, which is contingent upon no claims for indemnification being made pursuant to the purchase agreement. In addition to the cash consideration, the purchase price included $5,000,000 worth of our common stock, consisting of $2,500,000 of our common stock due on the 31st business day following the completion of the IPO and $2,500,000 of our common stock due on the 61st business day following the completion of the IPO. The stock consideration to be paid on the 31st and 61st business days following the completion of the IPO shall be calculated based on the arithmetic average of the daily volume-weighted average price of our common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On April 29, 2015 we entered into a revolving line of credit, which was amended on July 1, 2016, or the 2015 Line of Credit, with a lender pursuant to the terms of a loan and security agreement, which provides for borrowings in an aggregate amount up to $25.0 million to be used for general corporate purposes, including repayment of a prior line of credit. We borrowed $10.0 million under the 2015 Line of Credit at that time. As of September 30, 2016, we had $16.0 million outstanding under the 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the 2015 Line of Credit.

On July 1, 2016, we entered into a term loan facility with ABC Funding, LLC, an affiliate of Summit Partners, L.P., or the ABC Credit Facility. The proceeds of the initial term loan advance of $30.0 million under the ABC Credit Facility were used to repay all outstanding amounts under the promissory notes related to the acquisition of Medliance, or the Medliance Notes, and loans entered into with Eastward Capital Partners V, L.P. and its affiliates in April 2014 and December 2014. As of September 30, 2016, we had $30.0 million outstanding under the ABC Credit Facility. At the closing of the IPO, we used a portion of the net proceeds from the offering to repay in full all outstanding amounts due under the ABC Credit Facility. See "Liquidity and Capital Resources — Term Loan Facility" below for additional information with respect to the ABC Credit Facility.

Enhanced Medication Therapy Management Program Development Opportunity

We have been selected to participate with a large, regional Medicare Part D Prescription Drug Plan, or Regional PDP, to develop and deliver an Enhanced Medication Therapy Management, or EMTM, program. We believe this EMTM program will address the requirements of the Part D Enhanced Medication Therapy Management Model test, which the Centers for Medicare and Medicaid Innovation, or CMMI, proposed in September 2015 and recently approved.

The Part D EMTM model created by the Centers for Medicare & Medicaid Services, or CMS, is designed to test strategies to improve medication use among Medicare beneficiaries enrolled in Part D and to assess whether providing selected Regional PDPs with additional incentives and increased flexibility to design and implement innovative programs will better achieve the overall goals for EMTM programs.

To develop this EMTM program, we will use our MRM Matrix and certain other services to perform medication risk stratification and reviews and safety assessments of complex medication regimens, providing an innovative, alternative approach to pharmacotherapy to the 240,000 members of this Regional PDP, representing less than one percent of the entire eligible Part D market. In 2015, the number of individuals covered through Medicare Part D programs was more than 39 million. We believe if we are successful in developing and delivering an EMTM program to the Regional PDP, we will be able to expand into a greater portion of the Part D market. There can be no assurances that our EMTM program will be successful or we will actually be able to expand this program as currently contemplated.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended September 30, 2016 and 2015, product sales represented 86% of our total revenue and service revenue represented 14% of our total revenue. For the nine months ended September 30, 2016 and 2015, product sales represented 88% and 85% respectively, of our total revenue, and service revenue represented 12% and 15%, respectively, of our total revenue.

Product Revenue

Our product revenue is primarily generated through our medication risk management contracts with healthcare organizations. Under these contracts, we provide a group of services including the use of our MRM Matrix technology that enables our pharmacists to prospectively optimize personalized medication regimens for each patient, prescription fulfillment, and reminder packing services. Historically, substantially all of our medication risk management clients have contracted for a bundled offering of our software-enabled solutions, prescription fulfillment and reminder packaging services. In 2016, we began providing medication risk management services utilizing our MRM Matrix technology alone, without the related fulfillment services, which we refer to as MRM Service Contracts. Revenue generated from MRM Service Contracts without prescription fulfillment and reminder packaging services is included as a component of our service revenue.

Under our bundled medication risk management contracts, revenue is generated through the following components:

Prescription medication revenue.    We sell prescription medications directly to healthcare organizations through our prescription fulfillment pharmacies. Prescription medication fees are based upon the prices stated in client contracts for the prescription and include a dispensing fee. For the periods presented, substantially all of our product revenue has consisted of prescription medication revenue.

Per member per month, or PMPM, fees.    We also receive a fixed monthly administrative fee for each member in the program contracted for medication risk management services.

Our revenue from prescription medication sales varies based on the number and mix of medications dispensed; however, based on our historical experience, patient populations at our clients do not generally decline over time, the number of medications per patient have been consistent following an initial onboarding period and the overall mix of medications dispensed is generally predictable. In addition, our dispensing fees vary directly with the volume of prescription medication sales each period. Our PMPM fees vary directly with the number of members serviced by our clients each month. Although revenue is generated from various sources, pricing and other key contractual terms are negotiated on a bundled basis.

Service Revenue

Our service revenue is generated by the risk adjustment and pharmacy cost management services that we provide to healthcare organizations. Our client contracts for these services generally include a PMPM fee for selected services, monthly subscription fees, initial set up fees and hourly consulting charges. PMPM fees vary directly with the number of members serviced by our clients each month under our risk adjustment contracts. Additionally, service revenue includes data and statistics fees we receive from medication manufacturers for the sale of medication utilization data we collect through our pharmacy cost management engagements, which is recognized when we receive such amounts due to the variable nature of payment amounts. In 2016, we began to generate service revenue related to our MRM Service Contract, which currently is structured under a fixed fee arrangement. As noted above, PMPM fees associated with our medication risk management services are currently included in product revenue.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the bundled medication risk management offering, including costs relating to our pharmacists' collaboration on a patient's medication management, medication risk analysis and offering guidance to the prescriber based upon the assessment of the MRM Matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription medications. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended September 30, 2016 and 2015, prescription medication costs represented 77% and 76% of our total product costs, respectively. For the nine months ended September 30, 2016 and 2015, prescription medication costs represented 76% and 76% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our clinical pharmacist support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. In addition, service costs include all costs directly related to servicing our MRM Service Contract which primarily consist of labor costs and consultant fees.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions, which include software developers, project managers and other employees engaged in the development and enhancement of our service offerings. Research and development expenses also include costs for design and development of new software and technology and new service offerings, as well as enhancement of existing software and technology and service offerings, including fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our existing suite of software solutions.

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. Capitalized software costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred as part of research and development expenses.

We expect our research and development expenses will increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our software solutions and service offerings, but will decrease as a percentage of revenue in the long term as we expect our revenue to increase at a greater rate than such expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries, commissions, bonuses, stock-based compensation and employee benefits for sales and marketing personnel, as well as travel costs related to sales, marketing and client service activities. Marketing costs also include costs of communication and branding materials, trade shows and public relations, as well as allocated overhead.

We expect our sales and marketing expenses to increase in absolute dollars as we strategically invest to grow our marketing operations and expand into new products and markets, but decrease as a percentage of revenue in the long term. We expect to hire additional sales personnel and related account management and sales support personnel as we continue to grow.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executives, administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, consulting and accounting services. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase as we expand our infrastructure and transition to a public company. These increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Remeasurement of Acquisition-related Contingent Consideration

We classify our acquisition-related contingent consideration as a liability. Acquisition-related contingent consideration is subject to remeasurement at each balance sheet date. Any change in the fair value of such acquisition-related contingent consideration is reflected in our consolidated statements of operations as a change in fair value of the liability. We will continue to adjust the carrying value of the acquisition-related contingent consideration until the contingency is finally determined.

Depreciation and Amortization Expenses

Depreciation and amortization expenses are primarily attributable to our capital investment in equipment and our capitalized software and acquisition-related intangibles.

Change in Fair Value of Warrant Liability

Warrants to purchase shares of our preferred stock are classified as warrant liabilities and recorded at fair value. This warrant liability is subject to remeasurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations as a change in fair value of the warrant liability. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock. At that time, the liabilities were reclassified to additional paid-in capital, a component of stockholders' equity (deficit).

Interest Expense

Interest expense is primarily attributable to interest expense associated with our revolving credit facility, term loans, related party notes, capital lease obligations and acquisition-related notes. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to these various debt arrangements.

Accretion (Decretion) of Redeemable Convertible Preferred Stock

The carrying values of Series A and Series A-1 redeemable convertible preferred stock are being accreted to their respective redemption values at each reporting period, from the date of issuance to the earliest date the holders can demand redemption. The carrying value of Series B redeemable convertible preferred stock is being accreted (decreted) to redemption value at each reporting period at the greater of (i) the original issuance price plus unpaid accrued dividends or (ii) the fair value of the redeemable convertible preferred stock. Upon the completion of the IPO, our preferred stock automatically converted into shares of our common stock. At that time, we discontinued accreting our preferred stock to its redemption value.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Revenue:
Product revenue	$20,731	$15,389	$5,342	35%	$58,732	$42,684	$16,048	38%
Service revenue	3,443	2,563	880	34%	8,017	7,594	423	6%
Total revenue	24,174	17,952	6,222	35%	66,749	50,278	16,471	33%
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	15,951	11,461	4,490	39%	44,103	32,811	11,292	34%
Service cost	1,232	816	416	51%	3,135	2,398	737	31%
Total cost of revenue	17,183	12,277	4,906	40%	47,238	35,209	12,029	34%
Gross profit	6,991	5,675	1,316	23%	19,511	15,069	4,442	29%

Operating (income) expenses:
Research and development	1,028	693	335	48%	2,878	1,879	999	53%
Sales and marketing	881	703	178	25%	2,511	2,071	440	21%
General and administrative	2,053	2,084	(31)	(1)%	5,762	5,374	388	7%
Change in fair value of acquisition-related contingent consideration expense (income)	47	(330)	377	nm	146	(1,348)	1,494	nm
Depreciation and amortization	1,276	992	284	29%	3,415	2,935	480	16%
Total operating expenses	5,285	4,142	1,143	28%	14,712	10,911	3,801	35%
Income from operations	1,706	1,533	173	11%	4,799	4,158	641	15%

Other (income) expense:
Change in fair value of warrant liability	(626)	3,293	(3,919)	nm	(639)	3,477	(4,116)	nm
Interest expense	1,242	1,468	(226)	(15)%	4,250	4,418	(168)	(4)%
Loss on extinguishment of debt	1,396	-	1,396	nm	1,396	-	1,396	nm
Total other expense	2,012	4,761	(2,749)	(58)%	5,007	7,895	(2,888)	(37)%
Loss before income taxes	(306)	(3,228)	2,922	91%	(208)	(3,737)	3,529	94%
Income tax (benefit) expense	(164)	36	(200)	(556)%	11	212	(201)	(95)%
Net loss	$(142)	$(3,264)	3,122	96%	$(219)	$(3,949)	3,730	94%
Net income (loss) attributable to common stockholders, basic	$1,228	$(14,066)	$15,294	nm	$1,080	$(16,007)	$17,087	nm
Net (loss) attributable to common stockholders, diluted	$(803)	$(14,066)	$13,263	nm	$(894)	$(16,007)	$15,113	nm

nm = not meaningful

Comparison of the Three Months Ended September 30, 2016 and 2015

Product Revenue

Product revenue increased $5.3 million, or 35%, from $15.4 million for the three months ended September 30, 2015 to $20.7 million for the comparable period in 2016. The increase was primarily driven by organic growth in medication risk management, which represented approximately $3.7 million of the increase. Of that $3.7 million increase, $1.5 million was attributable to new customers acquired period over period, while the remaining $2.2 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $1.6 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $880 thousand, or 34%, from $2.6 million for the three months ended September 30, 2015 to $3.4 million for the three months ended September 30, 2016. The increase was primarily the result of a MRM Service Contract for a year-end quality initiative with our EMTM partner, which resulted in an additional $685 thousand of service revenue for the three months ended September 30, 2016. In addition, there was a $599 thousand increase in revenue related to our risk adjustment services. Of this total increase, $131 thousand was related to revenue generated from new risk adjustment clients and $468 thousand was attributable to organic growth with existing clients. These increases were partially offset by a $415 thousand decrease related to our pharmacy cost management services as a result of the loss of certain customers as well as a reduction in manufacturer fees related to the sale of medication utilization data.

For the three months ended September 30, 2016, $1.2 million related to PMPM fees and subscription revenue, and $1.5 million represented hourly consulting charges, setup fees and data and statistics revenue. The remaining $685 thousand was the portion of our fixed fee arrangement we recognized under our MRM Service Contract with our EMTM partner. For the three months ended September 30, 2015, revenue generated from our PMPM fees and subscription revenue was $1.2 million and the remaining $1.4 million represented hourly consulting charges, setup fees and data and statistics revenue.

Cost of Product Revenue

Cost of product revenue increased $4.5 million, or 39%, from $11.5 million for the three months ended September 30, 2015 to $16.0 million for the comparable period in 2016. This increase was largely driven by increased volume of revenue, which contributed $2.1 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.6 million to the overall increase in the cost of product revenue. In addition, labor costs increased $442 thousand, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Higher distribution charges related to increased shipping volume for the medications we fulfilled for our clients' patients contributed $195 thousand to the increase.

Cost of Service Revenue

Cost of service revenue increased $416 thousand, or 51%, from $816 thousand for the three months ended September 30, 2015 to $1.2 million for the three months ended September 30, 2016. The increase was primarily attributable to $226 thousand of additional labor costs to support a MRM Service Contract for a year-end quality initiative with our EMTM partner. The increase was also due to a $151 thousand increase in risk adjustment personnel costs and pharmacy cost management labor expenses primarily due to added headcount to support client growth and increased salaries and benefits for existing employees related to market adjustments and performance-based increases. The remaining increase in cost of service revenue is attributable to the use of third-party contractors to supplement the Company’s workforce.

Research and Development Expenses

Research and development expenses increased $335 thousand, or 48%, from $693 thousand for the three months ended September 30, 2015 to $1.0 million for the comparable period in 2016. The increase was primarily due to an increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Sales and Marketing Expenses

Sales and marketing expenses increased $178 thousand, or 25%, from $703 thousand for the three months ended September 30, 2015 to $881 thousand for the comparable period in 2016. The increase in sales and marketing expense was primarily due to increased marketing efforts, including a $74 thousand increase in advertising, promotional spending, and other marketing expenses, and a $47 thousand increase related to the increased participation in industry conferences and marketing events. The increase in sales and marketing expense was also attributable to a $57 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $2.1 million for the three months ended September 30, 2016 and 2015. Legal expenses increased by $115 thousand as a result of increased services for ongoing operations and in connection with the acquisition of certain assets of 9176-1916 Quebec Inc. Salary and benefits and employee relations increased approximately $94 thousand and $28 thousand, respectively, as a result of increased headcount to support the overall growth of our operations. These increases in general and administrative expenses were partially offset by a decrease of $286 thousand in finance and accounting fees primarily related to higher professional services related to the IPO preparation incurred during 2015 that did not qualify for deferral.

Acquisition-related Contingent Consideration Expense

During the three months ended September 30, 2015, we recognized a $330 thousand remeasurement gain as compared to a $47 thousand remeasurement charge during the three months ended September 30, 2016, related to the decrease and increase, respectively, of contingent consideration associated with our Medliance acquisition. The gain during the three months ended September 30, 2015 was due to a decrease in projected revenue related to the loss of certain customers from Medliance.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $284 thousand, or 29%, from $1.0 million for the three months ended September 30, 2015 to $1.3 million for the comparable period in 2016. This increase was due to an increase in amortization of capitalized software related to new software functionality placed into service during 2016. The increase was also attributable to an increase in depreciation related to purchases of property, plant and equipment and leasehold improvements primarily related to our new office location for our headquarters.

Change in Fair Value of Warrant Liability

During the three months ended September 30, 2015, we recognized a $3.3 million charge for the change in fair value of warrant liability as compared to income of $626 thousand during the three months ended September 30, 2016. The change in fair value of warrant liability for the three months ended September 30, 2016 was due to a decrease in the fair value of our Series A-1 and Series B redeemable convertible preferred stock. The change in fair value of warrant liability for the three months ended September 30, 2015 was due to an increase in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock.

Interest Expense

Interest expense decreased $226 thousand, or 15%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in interest expense was primarily due to the repayment of the Medliance Notes, as well as the April 2014 Eastward Loan and the December 2014 Eastward Loan, in July 2016. See Note 10 – Lines of Credit and Long-Term Debt for additional information

Loss on extinguishment of debt

During 2016, we recognized $1,396 loss on extinguishment of debt as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the April 2014 Eastward Loan and the December 2014 Eastward Loan in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. See Note 10 – Lines of Credit and Long-Term Debt for additional information.

Income Taxes

For the three months ended September 30, 2016 and 2015, we recorded tax benefit of $164 thousand and income tax expense of $36 thousand, respectively, which resulted in an effective tax rate of 53.6% and (1.1%), respectively. The benefit in 2016 was primarily related to a reduction in the overall effective rate for the full fiscal year due to an increase in expected pre-tax loss for the year as a result of the losses on debt extinguishments. The expected tax expense for 2016 and actual tax expense for 2015 is primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Product Revenue

Product revenue increased $16.0 million, or 38%, from $42.7 million for the nine months ended September 30, 2015 to $58.7 million for the comparable period in 2016. The increase was primarily driven by organic growth in medication risk management, which represented approximately $11.5 million of the increase. Of that $11.5 million increase, $3.6 million was attributable to new customers acquired period over period, while the remaining $7.9 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $4.5 million of the overall increase in product revenue

Service Revenue

Service revenue increased $423 thousand, or 6%, from $7.6 million for the nine months ended September 30, 2015 to $8.0 million for the nine months ended September 30, 2016. The increase is primarily attributable to a $1.2 million increase in revenue related to our risk adjustment services. Of this total increase, $861 thousand was attributable to organic growth with existing clients and $325 thousand was related to revenue generated from new risk adjustment clients. In addition, $685 thousand of the increase is attributable to a MRM Service Contract for a year-end quality initiative with our EMTM partner. These increases were partially offset by a $1.5 million decrease related to our pharmacy cost management services as a result of the loss of certain customers as well as a reduction in manufacturer fees related to the sale of medication utilization data.

For the nine months ended September 30, 2016, $3.5 million related to PMPM fees and subscription revenue, and $3.8 million represented hourly consulting charges, setup fees and data and statistics revenue. The remaining $685 thousand was related to the portion of our fixed fee arrangement we recognized under our MRM Service Contract with our EMTM partner. For the nine months ended September 30, 2015, revenue generated from our PMPM fees and subscription revenue was $3.1 million and the remaining $4.5 million represented hourly consulting charges, setup fees and data and statistics

Cost of Product Revenue

Cost of product revenue increased $11.3 million, or 34%, from $32.8 million for the nine months ended September 30, 2015 to $44.1 million for the comparable period in 2016. This increase was largely driven by increased volume of revenue, which contributed $6.7 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $2.0 million to the overall increase in the cost of product revenue. In addition, labor costs increased $1.5 million, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $594 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. In addition, rent expense increased $212 thousand as a result of the new office location for our headquarters and pharmacy.

Cost of Service Revenue

Cost of service revenue increased $737 thousand, or 31%, from $2.4 million for the nine months ended September 30, 2015 to $3.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $311 thousand increase in risk adjustment personnel costs and a $164 thousand increase in pharmacy cost management personnel costs primarily due to added headcount to support client growth and increased salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, service costs increased $226 thousand as a result of added labor costs to support a MRM Service Contract for a year-end quality initiative with our EMTM partner.

Research and Development Expenses

Research and development expenses increased $999 thousand, or 53%, from $1.9 million for the nine months ended September 30, 2015 to $2.9 million for the comparable period in 2016. The increase was primarily due to an increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Sales and Marketing Expenses

Sales and marketing expenses increased $440 thousand, or 21%, from $2.1 million for the nine months ended September 30, 2015 to $2.5 million for the comparable period in 2016. The increase was primarily attributable to an increase in personnel costs, which increased $266 thousand from the prior year, related to added headcount and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. The increase in sales and marketing expense was also due to increased marketing efforts, including a $174 thousand increase in advertising and promotions, travel and entertainment expenses, and other marketing expenses related to our ongoing operations.

General and Administrative Expenses

General and administrative expenses increased $388 thousand, or 7%, from $5.4 million for the nine months ended September 30, 2015 to $5.8 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $320 thousand increase in personnel costs, including salaries and benefits, primarily related to an increase in headcount to support the overall growth of our operations. In addition, legal expenses increased $146 thousand as a result of increased legal services related to ongoing business matters and the acquisition of certain assets of 9176-1916 Quebec Inc., and we incurred an additional $112 thousand of costs related to employee training and professional development. General and administrative expenses also increased due to increased business insurance and rent expense as result of the new office location for our headquarters. The increase in general and administrative expenses was partially offset by a decrease in finance and accounting professional fees of $329 thousand primarily related to higher professional services related to the IPO preparation incurred during 2015 that did not quality for deferral.

Acquisition-related Contingent Consideration Expense

During the nine months ended September 30, 2016, we recognized a $146 thousand remeasurement charge as compared to a $1.3 million remeasurement gain during the nine months ended September 30, 2015, related to the increase and decrease, respectively, of contingent consideration associated with our Medliance acquisition. The gain during the nine months ended September 30, 2015 was due to a decrease in projected revenue related to the loss of certain customers from Medliance, which reduced the amount of contingent consideration we expect to pay.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $480 thousand, or 16%, from $2.9 million for the nine months ended September 30, 2015 to $3.4 million for the comparable period in 2016. This increase was due to an increase in amortization of capitalized software related to new software functionality placed into service during the nine months ended September 30, 2016. The increase was also attributable to an increase in depreciation related to purchases of property, plant and equipment and leasehold improvements primarily related to our new office location for our headquarters.

Change in Fair Value of Warrant Liability

During the nine months ended September 30, 2016, we recognized $639 thousand of income for the change in fair value of warrant liability as compared to a $3.5 million charge during the nine months ended September 30, 2015. The change in fair value of warrant liability for the nine months ended September 30, 2016 was due to a decrease in the fair value of our Series A-1 and Series B redeemable convertible preferred stock. The change in fair value of warrant liability for the nine months ended September 30, 2015 was due to an increase in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock.

Interest Expense

Interest expense decreased $168 thousand, or 4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the repayment of the Medliance Notes, as well as the April 2014 Eastward Loan and the December 2014 Eastward Loan, in July 2016. See Note 10 – Lines of Credit and Long-Term Debt for additional information.

Loss on extinguishment of debt

During 2016, the Company recognized a $1,396 loss on extinguishment of debt as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the April 2014 Eastward Loan and the December 2014 Eastward Loan in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. See Note 10 – Lines of Credit and Long-Term Debt for additional information

Income Taxes

For the nine months ended September 30, 2016 and September 30, 2015, we recorded tax expense of $11 thousand and $212 thousand, respectively, which resulted in an effective tax rate of (5.3%) and (5.7%), respectively. The expense for each period was primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus total other expenses, which includes change in fair value of warrant liability, interest expense, loss on extinguishment of debt, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;
•	to prepare and approve our annual budget; and
•	to develop short- and long-term operational plans

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect cash interest income or expense;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of Adjusted EBITDA to net income (loss)
Net loss	$(142)	$(3,264)	$(219)	$(3,949)
Add:
Change in fair value of warrant liability	(626)	3,293	(639)	3,477
Interest expense	1,242	1,468	4,250	4,418
Loss on extinguishment of debt	1,396	—	1,396	—
Income tax (benefit) expense	(164)	36	11	212
Depreciation and amortization	1,276	992	3,415	2,935
Change in fair value of acquisition-related contingent consideration expense (income)	47	(330)	146	(1,348)
Stock-based compensation expense	223	159	481	471
Adjusted EBITDA	$3,252	$2,354	$8,841	$6,216

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income (loss) attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, losses on the extinguishment of debt, fair value adjustments for acquisition-related contingent consideration, stock-based compensation expense, and the tax impact of those items expressed on a per share basis using weighted average diluted shares outstanding.

Adjusted Diluted EPS is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. In the future, we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following table reconciles net income (loss) per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(In thousands except per share amounts)
Reconciliation of diluted net income (loss) per share attributable to common shareholders to Adjusted Diluted EPS
Net loss	$(142)		$(3,264)		$(219)		$(3,949)
Decretion (accretion) of redeemable convertible preferred stock	2,641		(10,802)		2,439		(12,058)
Undistributed income attributable to redeemable convertible preferred stockholders	(1,271)		—		(1,140)		—
Net income (loss) attributable to common stockholders, basic, and net income (loss) per share attributable to common stockholders, basic	$1,228	$0.25	$(14,066)	$(3.21)	$1,080	$0.22	$(16,007)	$(3.78)
Decretion of redeemable convertible preferred stock	(2,641)		—		(2,439)		—
Revaluation of warrant liability, net of tax (1)	(661)		—		(675)		—
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	1,271		—		1,140		—
GAAP Net income (loss) attributable to common stockholders, diluted, and net income (loss) per share attributable to common stockholders, diluted	$(803)	$(0.08)	$(14,066)	$(3.21)	$(894)	$(0.09)	$(16,007)	$(3.78)
Adjustments:
Accretion of redeemable convertible preferred stock	—		10,802		—		12,058
Change in fair value of warrant liability			3,293		—		3,477
Loss on extinguishment of debt	1,396		—		1,396		—
Change in fair value of acquisition-related contingent consideration expense (income)	47		(330)		146		(1,348)
Stock-based compensation expense	223		159		481		471
Impact to income taxes (1)	(51)		—		(51)		—
Adjusted net income (loss) attributable to common stockholders and Adjusted Diluted EPS	$812	$0.06	$(142)	$(0.01)	$1,078	$0.09	$(1,349)	$(0.14)

(1)

Impact to income taxes is calculated by taking the tax provision as determined for GAAP purposes and subtracting a recalculated tax provision that excludes the effect of the respective items added back in determining adjusted net income (loss).

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net income (loss) per share attributable to common stockholders on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares of common stock outstanding	4,918,885	4,379,796	4,817,285	4,232,350
Effect of potential dilutive securities:				—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion	5,414,838	—	5,414,765	—
Weighted average shares of common stock outstanding, diluted for GAAP	10,333,723	4,379,796	10,232,050	4,232,350
Adjustments:
Weighted average dilutive effect of stock options	1,994,389	—	1,983,298	—
Weighted average dilutive effect of common shares from stock warrants	203,486	—	266,501	—
Weighted average dilutive effect of restricted stock	3,221	—	1,081	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion (1)	—	5,353,497	—	5,337,534
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	12,534,819	9,733,293	12,482,930	9,569,884

(1)

In computing Adjusted Diluted EPS, net income attributable to common stockholders was adjusted to eliminate the effects of outstanding preferred stock and preferred stock warrants. As such, the weighted average share amounts of these potentially dilutive securities were included in the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

Historically, we have incurred net losses from our operations. We incurred net losses of $219 thousand and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of preferred stock and borrowings under our credit facilities. At September 30, 2016, we had cash of $1.8 million. In addition, as a result of our IPO, we received $55.2 million of cash proceeds in October 2016, net of underwriting discounts and commissions, but before deducting other offering expenses, of which $33.9 million was used to repay debt and related accrued interest under our ABC Credit Facility, $2.2 million was used to make the second cash payment toward the acquisition of certain assets of 9176-1916 Quebec Inc., and $250 thousand was used to repay our related party note.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$2,477	$2,783
Net cash used in investing activities	(4,977)	(2,907)
Net cash provided by (used in) financing activities	2,267	(1,440)
Net decrease in cash	$(233)	$(1,564)

Operating Activities

Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2016 and consisted primarily of our net loss of $219 thousand, offset by the addition of noncash items of $6.0 million and changes in our operating assets and liabilities totaling $562 thousand, partially offset by cash payments of $3.9 million for imputed interest on debt. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $3.4 million, amortization of deferred financing fees and debt discounts of $1.3 million, loss on extinguishment of debt of $1.4 million, stock-based compensation expense of $481 thousand, and an expense of $146 thousand for the revaluation of acquisition contingent consideration, which were partially offset a decrease in the fair value of warrant liabilities of $639 thousand. The significant factors that contributed to the change in operating assets and liabilities primarily included a net increase in accrued expenses and other long-term liabilities for deferred rent expense related to our new office location for our headquarters. Cash provided by operating activities was also impacted by a decrease in rebates receivable due to a new rebate program from our inventory vendors in 2016, which was partially offset by an increase in accounts receivable due to an increased customer base and higher sales volumes.

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2015 and consisted primarily of our net loss of $3.9 million and decreases in cash from changes in our operating assets and liabilities totaling $488 thousand, which were more than offset by non-cash charges of $7.2 million, which were primarily attributable to depreciation and amortization expenses related to leasehold improvements, capital equipment and capitalized internal-use software development costs of $2.9 million, amortization of deferred financing fees and debt discount of $1.6 million, stock-based compensation expense of $471 thousand, the non-cash expense related to the revaluation of the warrant liability of $3.5 million partially offset by a gain of $1.3 million for the revaluation of acquisition-related contingent consideration. The significant factors that contributed to the decrease in cash from changes in operating assets and liabilities included an increase in accounts receivable of $951 thousand, an increase in inventories of $353 thousand, and an increase of $191 thousand in prepaid expenses and other assets. The increase in accounts receivable is directly related to the increase in product sales. The increase in prepaid expenses and other assets was primarily due to a prepayment of rent for a new office space and prepayment in connection with a conference we attended in October 2015. These operating asset increases were partially offset by a decrease of $308 thousand in rebates receivable, primarily related to timing of payments, and increases in accounts payable of $322 thousand and accrued expenses and other liabilities of $912 thousand primarily due to the timing of our vendor payments and the purchase of prescription medications to build inventory that supports our increase in sales, offset by a $610 thousand decrease primarily attributable to contingent considerations payments made to the previous owners of Capstone.

Investing Activities

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2016 and $2.9 million for the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 reflects $2.9 million in purchases of property, equipment and leasehold improvements primarily related to our new office location for our headquarters, $1.2 million in software development costs, and $1 million payment related to the acquisition of certain assets of 9176-1916 Quebec Inc., which were partially offset by a decrease of $200 thousand in restricted cash from the release of funds for the final acquisition consideration payment related to the acquisition of St. Mary Prescription Pharmacy, or SMPP, in 2014.

Investing activities for the nine months ended September 30, 2015 reflects $2.4 million paid in connection with the acquisition of Medliance, along with $135 thousand in purchases of property and equipment and $669 thousand in software development costs, offset by a decrease of $300 thousand in restricted cash from the release of funds related to a contingent purchase price payment for the SMPP acquisition that was paid.

Financing Activities

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2016 and cash used in financing activities was $1.4 million for the nine months ended September 30, 2015. Financing activities for the nine months ended September 30, 2016 primarily reflect the repayment of $14.3 million of notes payable related to the Medliance acquisition, $13.6 million in payments of long-term debt, $2.2 million in payments for costs associated with the IPO, $2.1 million in payments of deferred and contingent purchase price consideration related to our SMPP and Medliance acquisitions, and $1.5 million in payments for debt financing costs. Net cash used in financing activities was offset by net borrowings of $30 million from the ABC Credit Facility and net borrowings of $6 million from the 2015 Line of Credit.

Net cash used in financing activities for the nine months ended September 30, 2015 reflect the repayment of $1.6 million of borrowings under our various financing arrangements, $69 thousand in deferred financing costs, $2.2 million in payments of deferred and contingent purchase price consideration related to our SMPP and Capstone acquisitions, and $390 thousand in payments of deferred costs associated with the IPO, partially offset by $3.1 million of net borrowing under the line of credit facilities.

Funding Requirements

Historically, we have incurred net losses since our inception and we had an accumulated deficit of $28.9 million as of September 30, 2016. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

As a result of our IPO, we received $55.2 million of cash proceeds in October 2016, net of underwriting discounts and commissions, but before deducting other offering expenses, of which $33.9 million was used to repay debt and related accrued interest under our ABC Credit Facility, $2.2 million was used to make the second cash payment toward the acquisition of certain assets of 9176-1916 Quebec Inc., and $250 thousand was used to repay our related party note to date. We believe that the net proceeds of the IPO, together with our cash of $1.8 million as of September 30, 2016, borrowing capacity under our 2015 Line of Credit and cash flows from continuing operations, will be sufficient to fund our planned operations through at least March 31, 2018. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives

We may seek additional funding through public or private debt or equity financings. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Revolving Credit Facility

In April 2015, we entered into the 2015 Line of Credit with Western Alliance, which was amended in July 2016, pursuant to which we can request up to $25.0 million in revolving advances. In April 2015, we borrowed $10.0 million under the 2015 Line of Credit of which $6.9 million was used to repay all outstanding amounts owed under the Loan and Security Agreement with Silicon Valley Bank entered into in December 2013, and $2.6 million was used to fund the final deferred payments associated with the acquisition of Capstone. During the nine months ending September 30, 2016, we made additional borrowings of $6.0 million under the 2015 Line of Credit of which $2.0 million were used to make the first contingent payment associated with the acquisition of Medliance LLC, or Medliance, and the final consideration payment related to the acquisition of SMPP; $1.5 million was drawn down in conjunction with the refinancing of our Medliance Notes and several of our term loans as discussed below; and $1.0 million was used to make the closing payment for the acquisition of certain assets of 9176-1916 Quebec Inc. Amounts outstanding under the 2015 Line of Credit bear interest at a variable rate based upon Western Alliance's prime rate plus 1.0%, with Western Alliance's prime rate having a floor of 3.5%. Interest is payable monthly. The 2015 Line of Credit has a maturity date of July 1, 2018, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of September 30, 2016, we had $16.0 million of debt outstanding under the 2015 Line of Credit.

The 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the 2015 Line of Credit, a minimum monthly recurring revenue retention rate, measured quarterly, and a minimum EBITDA, measured quarterly. The 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures in excess of $2.5 million. The 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $250 thousand that remain unsatisfied for 30 days or longer. The 2015 Line of Credit provides for a ten day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of September 30, 2016, we were in compliance with all of the financial covenants related to the 2015 Line of Credit and expect to remain in compliance with such covenants.

Term Loan Facility

In July 2016, we entered into the ABC Credit Facility with ABC Funding, an affiliate of Summit Partners, L.P. The proceeds of the initial term loan advance of $30 million under ABC Credit Facility were used to repay all outstanding amounts under the Medliance Notes, repay the December 2014 Eastward Loan and the April 2014 Eastward Loan. Amounts outstanding under the ABC Credit Facility bore interest at a per annum rate equal to 12.0%, payable monthly in arrears. The ABC Credit Facility had a maturity date of December 30, 2021, and was secured by a subordinated security interest in all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of September 30, 2016, we had $30.0 million of debt outstanding under the ABC Credit Facility. At the closing of the IPO, we used a portion of the net proceeds from the offering to repay in full all outstanding amounts due under the ABC Credit Facility and the ABC Credit Facility has been terminated.

Cumulative Preferred Stock Dividends

As of September 30, 2016, accrued dividends in the amount of $1.2 million, $661 thousand and $944 thousand were payable on our Series A preferred stock, Series A-1 preferred stock and Series B preferred stock, respectively, if declared by our board of directors or upon the occurrence of certain other events, including a liquidation event, as set forth in our certificate of incorporation. All accumulated dividends were forfeited upon conversion of our preferred stock into shares of our common stock, which occurred immediately prior to the consummation of the IPO on October 4, 2016.

Contractual Obligations and Commitments

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Prospectus.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Prospectus.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 3 in the Annual Financial Statements in the Prospectus for a description of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

We had cash of $1.8 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, we do not believe an immediate one percentage point increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect a sudden change in market interest rates to affect materially our operating results or cash flows.

We had $16.0 million outstanding under our 2015 Line of Credit as of September 30, 2016. We entered into the 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus 1.0%, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximate $98 thousand increase to our interest expense for the nine months ended September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls and Procedures

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings. From time to time, however, we may be a party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated financial statements and the related notes. We cannot assure you that any of the events discussed in the risk factors below will not occur. The occurrence of any of the events or developments described below could have a material and adverse impact on our business, results of operations, financial condition, and cash flows and future prospects and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. Although we have discussed all known material risks, the risks described below are not the only ones that we may face, and additional risks or uncertainties not known to us or that we currently deem immaterial may also impair our business and future prospects.

Risks Relating to Our Business and Industry

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving, and the market for technology-enabled healthcare products and services is in its early stages, which makes it difficult to forecast demand for our technology-enabled products and services. If we are not successful in promoting the benefits of our products and services, our growth may be limited.

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. We believe demand for our products and services has been driven in large part by price pressure in traditional fee-for-service healthcare, a regulatory environment that is incentivizing value-based care models, the movement toward patient-centricity and personalized healthcare and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in the growth of value-based care or patient-centric models could reduce the demand for our products and services and result in a lower revenue growth rate or decreased revenue.

The market for technology-enabled healthcare products and services is in the early stages and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our clients. It is difficult to predict the future growth rate and size of our target market.

Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology to our existing clients and potential clients. If healthcare organizations do not recognize or acknowledge the benefits of our products and services or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our products and services might not develop at all, or it might develop more slowly than we expect.

If we are unable to offer innovative products and services or our products and services fail to keep pace with our clients' needs, our clients may terminate or fail to renew their agreements with us and our revenue and results of operations may suffer.

Our success depends on providing innovative, high-quality products and services that healthcare providers and payors use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied client needs, our existing technology could become undesirable, obsolete or harm our reputation. In order to remain competitive, we must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing clients and potential new clients will want. We are continually involved in a number of projects to develop new products and services, including the further refinement of our proprietary MRM Matrix. If our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2011 and our operations to date have included organizing and staffing our company, business planning, raising capital and developing and marketing our product and services. As an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

We have incurred significant net losses and we may not be able to generate net income in the future.

As of September 30, 2016, we had an accumulated deficit of $28.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development program, acquisitions and from general and administrative costs associated with our operations. Our ability to generate net income is dependent upon, among other things, the acceptance of our products and services by, and the strength of, our existing and potential clients.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from 29 employees on January 1, 2011, the beginning of our first year of active operations, to 212 employees as of September 30, 2016, and our revenue increased from $50.3 million for the nine months ended September 30, 2015 to $66.7 million for the nine months ended September 30, 2016. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer and our revenue could decline. Our growth to date has increased the significant demands on our management, our operational and financial systems, IT infrastructure, security mechanisms and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees, including software engineers, quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could cause the market price of our common stock to decline.

We have experienced significant growth since 2011, our first year of active operations, with total revenue growing from $5.8 million for the year ended December 31, 2011, to $70.0 million for the year ended December 31, 2015, and from $50.3 million total revenue for the nine months ended September 30, 2015, to $66.7 million total revenue for the nine months ended September 30, 2016. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to new clients and to expand our client base in the healthcare industry and with provider and payor organizations. We may not be successful in executing on our growth strategies and may not continue to grow our revenue at similar rates as we have in the past. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our products and services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future products and services and our ability to attract and retain a sufficient number of qualified sales and marketing personnel. In addition, clients in some market segments in which we have a more limited presence may be slower to adopt our products and services than we currently anticipate.

To date, we have derived substantially all of our product revenue from sales of prescription medications, and revenue from sales of prescription medications is dependent upon factors outside of our control.

To date, substantially all of our product revenue has been derived from sales of prescription medications, and we expect to continue to derive the substantial majority of our product revenue from sales of prescription medications for the foreseeable future. Revenue from prescription medication fulfillment is dependent upon a number of factors, many of which are outside of our control, such as growth or contraction in patient populations at our clients and the number and mix of medications each patient is prescribed. Any change in these factors could harm our financial results.

We derive a significant portion of our revenue from PACE organizations, and any changes in laws or regulations, or any other factors that cause a decline in the use of PACE organizations to provide healthcare could hurt our ability to generate revenue and grow our business.

We derive a significant portion of our revenue from PACE organizations, which are our largest clients, accounting for 91.0% of our revenue for the nine months ended September 30, 2016. PACE organizations reflect a relatively new, value-based model for providing healthcare to the elderly and are funded by both Medicare and Medicaid. If the laws and regulations that currently promote PACE organizations were to change in a way that makes operating a PACE organization less attractive, if other Medicare or Medicaid reimbursement models are developed that are more attractive to the healthcare providers that operate PACE organizations or if the prevalence of PACE organizations were to decline for any other reason, our ability to generate revenue and grow our business may be compromised.

Consolidation in the healthcare industry could lead to the elimination of some of our clients and make others larger, which could decrease demand for our solutions or create pricing pressure.

Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems. If regulatory and economic conditions continue to facilitate additional consolidation in the healthcare industry, some of our current clients, and possibly our future clients, may be eliminated. Such market fluctuations may result in decreased need for some or all of our products and services as some of our clients disappear, and others acquire larger market power, which may be used to develop various solutions in-house, rather than purchasing them from us, or negotiate fee reductions for our products and services.

Failure by PACE organization clients to meet applicable penetration benchmarks could result in loss of their service area, which could lead to our loss of that business and a corresponding decline in our revenue.

PACE organizations in many states are subject to penetration benchmarks regarding the number of eligible lives in their service areas that have been captured by the program. If the number of members covered by any of our PACE organization clients were to be reduced by a material amount, such decrease may lead to a loss of their service area, which could result in our loss of the client and a corresponding decline in our revenue.

The growth of our business relies, in part, on the growth of our clients, which is difficult to predict and is affected by factors outside of our control.

We enter into agreements with our clients under which a portion of our fees are dependent upon the number of members that are covered by our clients' programs each month. The number of members covered by a client's program is often affected by factors outside of our control, such as the client's pricing, overall quality of service and member retention initiatives. If the number of members covered by one or more of our client's programs were to be reduced, such decrease would lead to a decrease in our revenue. In addition, the growth forecasts of our clients are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our clients compete meet the size estimates and growth forecasted, their program membership could fail to grow at similar rates, if at all.

A few clients account for a significant portion of our revenue and, as a result, the loss of one or more of these clients could hurt our revenue.

Our largest ten clients accounted for 50% and 54% during the nine months ended September 30, 2016 and 2015, respectively. No single client accounted for more than 10% of our revenue during the nine months ended September 30, 2016. Our engagement with these clients is generally covered through contracts that are multi-year in their duration. One or more of these clients may decline to renew their existing contracts with us upon expiration and any such failure to renew could have a negative impact on our revenue and compromise our growth strategy. Further, if one or more of these clients significantly decreases its use of our solutions, we would lose revenue and our growth would be compromised.

Because we generally bill our clients and recognize revenue over the term of the contract, near-term declines in new or renewed agreements may not be reflected immediately in our operating results.

Most of our revenue in each quarter is derived from agreements entered into with our clients during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter because, although we enter into multi-year arrangements with our clients and recognize revenue over the term of the contract, such revenue is not recognized ratably. Such declines, however, would negatively affect our revenue in future periods. The effect of any significant downturns in sales of, and market demand for, our products and services, as well as any potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly or at all, to take account of reduced revenue.

If we do not continue to attract new clients, we may not be able to grow our business.

In order to grow our business, we must continually attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential clients may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential clients. If we fail to provide high-quality solutions and convince individual clients of our value proposition, we may not be able to attract new clients. If the market for our products and services declines or grows more slowly than we expect, or if the number of individual clients that use our solutions declines or fails to increase as we expect, our financial results could be harmed.

If we are not able to maintain and enhance our reputation and brand recognition, our business will be harmed.

Maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become more difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients, could make it substantially more difficult for us to attract new clients. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with clients.

Initial positive outcomes and cost reductions for our clients have not been statistically analyzed, are not necessarily attributable to our services, and are not necessarily predictive of future outcomes or costs.

Although several of our clients have reported improved outcomes for their patients and cost reductions on a per member per month basis, these initial outcomes have not been statistically analyzed and are not necessarily predictive of future outcomes. Other factors, including changes in healthcare regulations or other business practices or our clients' implementation of other cost saving measures may have contributed to positive outcomes or reduced costs. Moreover, outcome and cost reduction data are often susceptible to varying interpretations and analyses, and many companies that believed their technologies and services were effective initially were unable to maintain positive results over time. If we fail to produce positive outcomes and reduce costs for our clients, they may not continue to use our services and we may be unable to attract new clients, each of which could harm our business.

Our marketing efforts depend significantly on our ability to receive positive references from our existing clients.

Our marketing efforts depend significantly on our ability to call on our current clients to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit the market adoption of our products and services, impair our ability to attract new clients and maintain existing clients and, ultimately, harm our financial results.

Our sales and implementation cycle can be long and unpredictable and can require considerable time and expense, which may cause our operating results to fluctuate.

The sales cycle for our products and services from initial sales activity with a potential client to contract execution and implementation can be long and varies widely by client, typically ranging from three to 12 months. Some of our clients undertake pilot programs for our products and services which range from six to 18 months in length. These pilot programs may result in extended sales cycles and upfront sales costs as the potential client evaluates our products and services. Our sales efforts involve educating our clients about the use, technical capabilities and benefits of our products and services. It is possible that in the future we may experience even longer sales cycles, more complex client requirements, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand into new territories and add additional products and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

Any failure to offer high-quality client support services may adversely affect our relationships with our clients and harm our financial results.

Our clients depend on our technical support to resolve any issues relating to our offering and technology solutions and to provide initial and ongoing training and education, when necessary. In addition, our sales process is highly dependent on the quality of our offering, our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation and compromise our ability to sell our solutions to existing and prospective clients.

We offer client support services with our offering and may be unable to respond quickly enough to accommodate short-term increases in client demand for support services, particularly as we increase the size of our client base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client demand for our support services and if client demand increases significantly, we may be unable to provide satisfactory support services to our clients. Additionally, increased client demand for these services, without corresponding revenue, could increase costs and hurt our ability to achieve profitability.

Our proprietary products and services may not operate properly, which could damage our reputation, give rise to a variety of claims against us or divert our resources from other purposes, any of which could harm our business and operating results.

Technology-enabled product and service development is time-consuming, expensive and complex and may involve unforeseen difficulties. We may encounter technical obstacles, and we may discover additional problems that prevent our proprietary products and services from operating properly. If our products and services do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us and attempt to cancel their contracts with us. Moreover, material performance problems, defects or errors in our existing or new products and services may arise in the future and may result from, among other things, the lack of interoperability of our software with systems and data that we did not develop and the function of which are outside of our control or undetected in our testing. Defects or errors in our products or services might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be time consuming, costly, impossible or impracticable. The existence of errors or defects in our products and services and the correction of such errors could divert our resources from other matters relating to our business, damage our reputation and increase our costs.

Adverse drug events resulting from optimizing a patient's medication regimen through recommendations made by our technology or our pharmacists could give rise to claims against us and could damage our reputation.

We provide medication risk management services which includes answering prescriber questions and making recommendations to prescribers at the point-of-prescribing, during pharmacist consultation and at periodic patient review. In the event that optimizing a patient's medication regimen through recommendations made by our technology or our pharmacists contribute to an ADE, clients and patients could assert liability claims against us, which may not be subject to a contractually agreed upon liability cap, and clients could attempt to cancel their contracts with us. Such instances may also generate significant negative publicity that could harm our reputation, increase our costs and materially affect our results of operations.

Future sales to clients outside the United States or clients with international operations might expose us to risks inherent in international markets, which could hurt our business.

An element of our growth strategy is to expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. We currently do not have any international operations. Because of our lack of experience with international operations, any international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our products and services in the international markets we enter. In addition, we will face risks in doing business internationally that could hurt our business, including:

•	the need to localize and adapt our products and services for specific countries, including translation into foreign languages and associated expenses;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;
•

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, anti-bribery, foreign investment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;
•	adverse tax consequences; and
•

if we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies might negatively affect our operating results when translated into U.S. dollars.

We purchase a significant portion of our pharmaceutical products from one wholesaler.

Effective March 2016, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation, or AmerisourceBergen, a drug wholesaler, to provide us with the pharmaceutical products we sell. The prime vendor agreement was subsequently amended and restated effective May 1, 2016. As part of this agreement, we are obligated to purchase at least 95% of the total dollar amount of prescription pharmaceutical products we sell from AmerisourceBergen. The contract also commits us to a monthly minimum purchase obligation of approximately $1.75 million. Our amended and restated contract with AmerisourceBergen has an initial term of three years expiring April 30, 2019, and can be terminated by, among other things, either party's material breach that continues for 30 days, or a payment default that continues for five days after notice thereof. If we are no longer able to purchase our pharmaceutical products from AmerisourceBergen, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts.

Any restrictions on our ability to license or share data and integrate third-party technologies could harm our business.

We depend upon licenses from third parties for some of the technology and data used in our products and services, and for some of the technology platforms upon which these products and services are built and operate. Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. We also license some of our technology and share data we collect with our clients, including under agreements with health systems and providers of electronic health records. We expect that we will need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from public records and from our clients for specific client engagements. Our licenses for information may not be sufficient to allow us to use the data that is incorporated into our products and services for all potential or contemplated applications and products.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our clients would be compromised and our future growth and success could be delayed or limited.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which could delay or limit our future growth.

Data loss or corruption due to failures or errors in our systems may expose us to liability, hurt our reputation and relationships with existing clients and force us to incur significant costs.

Hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. Any defects or errors could expose us to risk of liability to clients and the government, and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or client satisfaction with our products and services or cause harm to our reputation. Data losses related to personal health records could result in additional risks. We are subject to data privacy and security laws and regulations and contractual obligations governing the transmission, security and privacy of health and other sensitive or proprietary information, which may impose restrictions on the manner in which we access, store, transmit, use and disclose such information and subject us to penalties if we are unable to fully comply with such laws or contractual provisions."

Furthermore, our clients might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, hurt our reputation and lead to significant client relations problems.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business will be harmed.

Our products and services involve the collection, storage and analysis of confidential or proprietary information. If a cyber incident, such as a phishing attack, virus, malware installation, server malfunction, software or hardware failure, impairment of data integrity, loss of data or other computer assets, adware or other similar issue, impairs or shuts down one or more of our computing systems or our IT network, we may be subject to negative treatment and lawsuits by our clients. In addition, attention to remediating cyber incidents may distract our technical or management personnel from their normal responsibilities. Public announcements of such cyber incidents could occur and negative perception of such cyber incidents could adversely affect the price of our common stock, and we could lose sales and clients.

In certain cases, confidential or proprietary information is provided to third parties, such as the service providers that host our technology platform, and we may be unable to control the use of our information or the security protections used by third parties. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of hosting and cloud-based services are often targeted. If the third parties with whom we work violate applicable laws, contracts or our security policies, these violations could also put our confidential or proprietary information at risk and otherwise hurt our business. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us or our systems.

We may be required to expend significant capital and other resources to protect against security incidents caused by known cyber vulnerabilities or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently and unknown cyber vulnerabilities caused by third-party software or services may exist within our system. As a result, we may be unable to anticipate such techniques or vulnerabilities or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our clients, could reduce demand for our products and services and could subject us to significant liability or regulatory actions. In addition, in the event that new privacy or data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.

We rely on internet infrastructure, bandwidth providers, other third parties and our own systems to provide services to our clients, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and hurt our reputation and relationships with clients.

Our ability to deliver our products and services, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. Our services are designed to operate without perceptible interruption in accordance with our service level commitments.

We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience similar or more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not currently maintain redundant systems or facilities for some of these services. Interruptions in these systems or services, whether due to system failures, cyber incidents, physical or electronic break-ins or other events, could affect the security or availability of our services and prevent or inhibit the ability of our clients and their patients to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our clients and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers' systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could hurt our relationships with clients and expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we might not continue to be able to obtain adequate insurance coverage at an acceptable cost.

The reliability and performance of our internet connection may be harmed by increased usage or by denial-of-service attacks or related cyber incidents. The services of other companies delivered through the internet have experienced a variety of outages and other delays as a result of damages to portions of the internet's infrastructure, and such outages and delays could affect our systems and services in the future. These outages and delays could reduce the level of internet usage as well as the availability of the internet to us for delivery of our internet-based services.

We rely on third-party vendors to host and maintain our technology platform.

We rely on third-party vendors to host and maintain our technology platform, including our EireneRx and MedWise Advisor software. Our ability to offer our products and services and operate our business is dependent on maintaining our relationships with third-party vendors, particularly Amazon Web Services, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors' facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruptions could cause our platform to be unavailable to our clients and impair our ability to deliver products and services and to manage our relationships with new and existing clients.

If our vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Some of our vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could compromise our ability to pursue our growth strategy and grow our business.

Our success depends largely upon the continued services of our executive officers and other key employees. We do not maintain "key person" insurance for our executive officers, other than for our Chief Executive Officer, Dr. Calvin H. Knowlton, or any of our other key employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We are highly dependent on Dr. Calvin H. Knowlton, our Chief Executive Officer, and Dr. Orsula Knowlton, our President. All of our employees' employment is at-will, including the employment of Drs. Calvin and Orsula Knowlton, which means that any of these employees could leave our employment at any time. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. As a result, we may experience difficulty hiring and retaining qualified personnel. The departure of key personnel could also hurt our business. In such event, we would be required to hire other personnel to manage and operate our business, and we might not be able to employ a suitable replacement for the departing individual, or a replacement might not be willing to work for us on terms that are favorable to us.

In addition, in making employment decisions, particularly in the technology industry, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our common stock might, therefore, compromise our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments might discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We may make future acquisitions and investments that may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. Future acquisitions and investments could pose numerous risks to our operations, including:

•	difficulty integrating the purchased operations, products or technologies;
•	substantial unanticipated integration costs;
•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•	the loss of key employees, particularly those of the acquired businesses;
•	difficulty retaining or developing the acquired business' clients;
•	adverse effects on our existing business relationships;
•	failure to realize the potential cost savings or other financial or strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and
•

liabilities from the acquired businesses for infringement of intellectual property rights, loss of intellectual property or goodwill through inadequate data security measures, unknown cyber vulnerabilities or network intrusions, or other claims and failure to obtain indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets or large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders' ownership. We may be unable to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition successfully or without adversely affecting our business, financial condition and results of operations.

Substantially all of our assets are pledged as collateral under our existing line of credit and term loan.

As of September 30, 2016, our total indebtedness, net of debt discounts of $1.4 million, was $46.6 million. The 2015 Line of Credit provides for borrowings, on a revolving basis, in an aggregate amount up to $25.0 million to be used for general corporate purposes. The 2015 Line of Credit is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. In connection with the closing of our IPO in October 2016, we repaid all amounts due under the ABC Credit Facility and such amounts repaid may not be reborrowed. The ABC Credit Facility provided for the provision of term loans, in an aggregate amount up to $50.0 million, of which (a) $30.0 million of proceeds was used to repay the Medliance Notes, the December 2014 Eastward Loan and the April 2014 Eastward Loan, and (b) $20.0 million remained available at September 30, 2016 for future draws for use in connection with buy backs of outstanding warrants and to fund future acquisitions, if any. The ABC Credit Facility had a maturity date of December 30, 2021, and was secured by a subordinated security interest in all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. The ABC Credit Facility was terminated in connection with the closing of our IPO in October 2016. If we are unable to repay any secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral pledged to the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings.

We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have required a significant investment of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing platform and services, hire additional sales and marketing personnel, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. As of September 30, 2016, we had $1.8 million of cash.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services and the continuing market acceptance of our products and services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to our technologies or offering that we otherwise would not consider. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be limited.

We may become subject to litigation, which could be costly and result in significant liability.

We may become subject to litigation in the future. Any future claims may result in significant defense costs and potentially significant judgments against us, some of which we are not insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could diminish our financial resources. Litigation or the resolution of litigation may also affect the availability or cost of some of our insurance coverage, which could increase our costs, expose us to increased risks that would be uninsured and compromise our ability to attract directors and officers.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection for our technology and products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and products substantially similar to ours, and our ability to successfully commercialize our technology and products may be compromised.

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret and copyright laws, confidentiality procedures, cyber security practices and contractual provisions to protect the intellectual property rights of our proprietary technology and content. We are pursuing the registration of additional trademarks and service marks in the United States, as well as patent protection related to certain business methods employed by us. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain protection for our technology and even if we are successful in attaining effective patent, trademark, trade-secret and copyright protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Furthermore, recent changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of some of our unique business methods.

In addition, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantages. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of some of our offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors' products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could harm our ability to compete and reduce demand for our products and services. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Also, some of our products and services rely on technologies, data and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Any loss of the right to use any third-party technologies, data or software could result in delays in implementing or provisioning our products and services until equivalent technology is either developed by us or, if available, is identified, obtained and integrated, which could harm our business.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, we may be unable to obtain, maintain and enforce the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore adversely affect our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential clients. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively.

If we cannot protect our domain names, our ability to successfully promote our brand will be impaired.

We currently own the web domain names www.tabularasahealthcare.com, www.trhc.com, www.carekinesis.com, www.careventions.com, www.medliance.com, www.capstoneperformancesystems.com, www.eirenerx.com, www.medwiseadvisor.com and www.niarx.com, which are critical to the operation of our business. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.

We could incur substantial costs as a result of any claim of infringement of another party's intellectual property rights.

Our commercial success depends in part on our ability to develop and commercialize our products and services without infringing or being claimed to have infringed the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for technology-enabled healthcare solutions in the United States expands and intellectual property protections asserted by others increase, the risk increases that there may be intellectual property asserted by others and patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our clients, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. In addition, we have received letters from third parties in the past claiming that our software, technologies and methodologies are covered by their patents, and future claims may require us to expend time and money to address and resolve these claims. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from other technology-reliant companies. We may also face allegations that our employees or consultants have misappropriated the intellectual property or proprietary rights of their former employers or other third parties, as the case may be. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management's attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our products and technology while we develop non-infringing substitutes, incur substantial damages or settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our ability to operate our business could be compromised.

Our use of open source software could compromise our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee's software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee's own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help our competitors develop products and services that are similar to or better than ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to monitor for such infringement and file infringement claims, both of which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, or may construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in a proceeding could put one or more of our patents at risk of being invalidated.

We may be subject to claims by third parties asserting that our employees, our consultants or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other technology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and our consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, our consultants, or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employer. Costly litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings against us relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary information, the value of our technology, products and services could be hurt.

We may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. In addition, our trade secrets, know-how and other proprietary information may be accessed or disclosed during a cyber incident, which could have a significant negative impact on us. Further, such cyber incidents, if disclosed publicly, could adversely affect the price of our common stock.

Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information.

Risks Related to Industry Regulation and Other Legal Compliance Matters

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, in March 2010, the ACA was adopted, which is a healthcare reform measure that seeks to contain healthcare costs while improving quality and access to coverage. The ACA includes a variety of healthcare reform provisions and requirements that have already become effective or will become effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly affect our industry and our business. Many of the provisions of the ACA will phase in over the course of the next several years, and we may be unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future, including amendments to the ACA, will have on our business. In addition, provisions of the ACA may be challenged in the courts. For example, in 2015 the U.S. Supreme Court determined that the IRS can extend tax credits to individuals enrolled in a plan offered by the federal health insurance exchanges established by the U.S. Department of Health & Human Services, or HHS, despite language in the ACA that was alleged to authorize tax credits only for individuals enrolled in a plan offered by exchanges established by states.

In addition, we are subject to various other healthcare laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, including the federal Anti-Kickback Statute, antitrust laws and the data privacy and security laws and regulations described below. If we were to become subject to litigation or liabilities or found to be out of compliance with these or other laws, our business could be hurt. We may become subject to litigation, which could be costly and result in significant liability."

We are subject to data privacy and security laws, regulations and contractual obligations governing the transmission, security and privacy of health and other sensitive or proprietary information, which may impose restrictions on the manner in which we access, store, transmit, use and disclose such information and subject us to penalties if we are unable to fully comply with such laws or contractual provisions.

As described below, we are required to comply with numerous federal and state laws and regulations governing the collection, use, disclosure, storage and transmission of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change. These laws and regulations include the following.

•

The Health Insurance Portability and Accountability Act, or HIPAA, and its implementing regulations, required expanded protection of the privacy and security of protected health information, the execution of certain contracts to safeguard protected health information and the adoption of standards for the exchange of electronic health information, for health plans, healthcare clearinghouses and certain healthcare providers, which we refer to as Covered Entities, and their business associates. Among the standards that HHS has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Actual failure to comply with HIPAA could result in fines and civil and criminal penalties, as well as contractual damages, which could harm our business, finances and reputation

•

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the "Stimulus Bill", effective February 22, 2010, modified HIPAA by setting forth health information security breach notification requirements and increasing penalties for violations of HIPAA, among other things. The HITECH Act requires individual notification for all breaches as defined by HIPAA, media notification of breaches affecting over 500 individuals located in the same region and either prompt or annual reporting of breaches to HHS, depending on the number of affected individuals. The HITECH Act also replaced the prior monetary penalty system of $100 per violation and an annual maximum of $25,000 per violation with a four-tier system of sanctions for breaches. Penalties now range from a minimum of $100 per violation and an annual maximum of $25,000 per violation for the first tier to a minimum of $50,000 per violation and an annual maximum of $1.5 million per violation for the fourth tier. Failure to comply with HIPAA as modified by the HITECH Act could result in fines and penalties, criminal sanctions and reputational damage that could harm our business.

•

Numerous other federal and state laws may apply that restrict the use and disclosure and mandate the protection of the privacy and security of individually identifiable information, as well as employee personal information, and that require notifications and mitigation in the event of a breach. These include state medical information privacy laws, state social security number protection laws and federal and state consumer protection laws, among others. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

•

Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission, or FTC, and states' attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. In addition, the scope of protection afforded to data subjects by many of these data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for deidentified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. These initiatives or future initiatives could compromise our ability to access and use data or to develop or market current or future services.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws and contractual commitments may not protect our facilities and systems from security breaches, acts of vandalism or theft, cyber incidents, misplaced or lost data, programming and human errors or other similar events. The occurrence of a cyber incident that affects either individually identifiable health information or other confidential or proprietary information with which we have been entrusted may result in liability and hurt our reputation.

Additionally, as a business associate under HIPAA, we may also be liable for privacy and security breaches of protected health information and certain similar failures of our subcontractors. Even though we contractually require our subcontractors to safeguard protected health information as required by law, we still have limited control over their actions and practices. An actual or perceived breach of privacy or security of individually identifiable health information held by us or by our subcontractor may result in an enforcement action, including criminal and civil liability, against us, as well as negative publicity, reputational harm and contractual ramifications with our clients.

We are not able to predict the full extent of the impact such incidents may have on our business if such incidents occur. Any failure we may have in complying with HIPAA may result in criminal or civil liability, and due to the heightened enforcement climate and recent changes to the law, the potential for enforcement action against business associates under HIPAA is now greater than in prior years. Enforcement actions against us could be costly and could interrupt regular operations, which may harm our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we adequately protect our information, including in compliance with such laws, there can be no assurance that we will not receive such notices in the future. Further, costly breaches can occur regardless of our compliance infrastructure.

We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements. Achieving and sustaining compliance with state and federal statutes and regulation related to the healthcare industry may prove costly. Changes in these laws could restrict our ability to conduct our business. Further, if we fail to comply with these requirements, we could incur significant penalties and our reputation could suffer.

In addition to HIPAA, additional federal and state statutes, regulations, guidance and contractual provisions regarding healthcare that may apply to our business activities, including:

•

The federal Anti-Kickback Statute, or AKS, prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting anything of value in order to induce the referral of patients or in return for purchasing, leasing, ordering, arranging for, or recommending services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. The AKS is an intent-based statute and the failure of an arrangement to satisfy all elements of a safe harbor will not necessarily make it illegal, but it may subject that arrangement to scrutiny by enforcement authorities. Any violation of the AKS can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in a federal healthcare program, among other penalties.

•	Various state anti-kickback laws that sometimes track federal AKS prohibitions, although some apply to all-payors as opposed to only government healthcare programs.

•

The federal physician self-referral law, often referred to as the Stark Law, prohibits, with limited exceptions, physicians from referring Medicare or Medicaid patients to an entity for the provision of specified Designated Health Services, or DHS, among them outpatient prescription drugs, if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity. The Stark Law also prohibits the entity from billing Medicare or Medicaid programs for such DHS. A referral that may implicate the Stark Law does not fall within a statutory exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid programs.

•

State data privacy and security laws that track federal requirements or impose more stringent or different requirements than HIPAA regarding storage, transmission, use and disclosure of protected health information, general individually identifiable information or other sensitive information.

•

Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and potential future clients to work with us.

•

Federal and state false claims laws, including the civil False Claims Act, impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. The civil False Claims Act provides for treble damages and mandatory minimum penalties per false claim or statement. In this context, it is particularly notable that a significant portion of our revenue is derived from services provided to PACE organizations. PACE organizations are funded by both Medicare and Medicaid, and the Medicare risk-adjustment methodology applies to the Medicare component of PACE organization reimbursement. PACE submissions may also be comparable to state Medicaid risk-adjustment submissions, and vary by state. Because risk adjustment submissions to Medicare and state Medicaid programs have a direct impact on the amounts that Medicare and Medicaid Programs pay to PACE organizations, these activities may be the subject of scrutiny and litigation under the federal civil False Claims Act.

•

HHS Office of Inspector General, or OIG, and many state Medicaid agencies maintain lists of individuals and organizations that have been excluded from participation in a federal healthcare program. A significant part of our revenue is derived from our services as federal healthcare program providers, specialty pharmacies, or contractors to federal healthcare program providers or plans and as such, we need to comply with restrictions on employing or contracting with personnel and vendors who have been excluded from participation in federal healthcare programs. Adhering to the best practice of conducting monthly screenings against the federal and state exclusion lists for employees and contractors may be costly and resource-consuming, but failure to do so may give rise to significant administrative liability and sanctions.

•

As contractors to PACE organizations and Medicare Advantage organizations, or MAOs, we are subject to contractual provisions, which impose on us various obligations related to healthcare compliance and healthcare fraud, waste and abuse reduction and elimination efforts. These obligations stem from the provisions contained in prime contracts between PACE organizations and MAOs, and the federal government. Examples of such flow down provisions include subcontractor's compliance with all applicable state and federal laws, subcontractor's obligation to screen state and federal exclusion lists and its obligation to conduct periodic audits, among many others. Breaches of these requirements would not necessarily be a regulatory risk per se, but they could create contract compliance issues, which may yield contractual damages, be costly to resolve and may hurt our reputation and restrict our ability to service such organizations in the future.

•

Various state licensure, registration and certification laws are applicable to pharmacies, pharmacists, pharmacy technicians and other pharmacy personnel. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states. Additionally, if we or any of our personnel violate conditions of their pharmacy or pharmacist licensure, we could face penalties and lose valuable personnel.

•

A number of federal and state laws and registration requirements are applicable to dispensing controlled substances. If we are unable to maintain our registrations this could limit or affect our ability to dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions.

•

Federal and state laws and policies require pharmacies to maintain, enroll and participate in federal healthcare programs or to report specified changes in their operations to the agencies that administer these programs. If we do not comply with these laws, we may not be able to participate in some federal healthcare programs, which could compromise our ability to sell our solutions.

•

A number of FDA regulations are applicable to our business. Some technologies and software applications used in healthcare analytics, genomic testing and analysis are considered medical devices and are subject to regulation by the FDA. If any of our current or future services or applications become regulated by the FDA as medical devices, we would be subject to various laws, regulations and policies enforced by the FDA or other governmental authorities, such as the U.S. Federal Trade Commission, including both premarket and post-market requirements. FDA and state regulators, such as state boards of pharmacy, also regulate drug packaging and repackaging. Our drug packaging activities must comply with the relevant FDA and state statutes, regulations and policies. Noncompliance with applicable FDA requirements, including those related to pharmaceutical and medical device promotional practices and the pre-market and post-market approval requirements for medical devices can result in an enforcement action that could substantially harm our business. Changes in existing regulatory requirements, our failure to comply with current or future requirements or adoption of new requirements could negatively affect our business.

Further modifications to the Medicare Part D program and changes in pricing benchmarks may reduce revenue and impose additional costs to the industry.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. The continued impact of these regulations depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our clients. Future modifications to the Medicare Part D program may reduce revenue and impose additional costs to the industry. In addition, contracts and fee schedules in the prescription drug industry, including our contracts with certain of our clients use certain published benchmarks, including average wholesale price, or AWP, to establish pricing for prescription drugs. Most of our contracts utilize the AWP standard. However, there can be no assurance that our clients will continue to utilize AWP, as previously calculated, or that other pricing benchmarks will not be adopted to establish prices for prescription drugs within the industry.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than five percent of our outstanding capital stock, in the aggregate, beneficially own shares representing approximately 52% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

As a result, these executive officers, directors and current five percent or greater stockholders could pursue transactions that may not be in our best interests and which could harm our business.

Some provisions of Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws may deter third parties from acquiring us.

Our amended and restated certificate of incorporation and amended and restated bylaws will, among other things:

•	divide our board of directors into three staggered classes of directors that are each elected to three-year terms;

•	provide that the authorized number of directors may be changed only by resolution of our board of directors;

•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	prohibit stockholder action by written consent;

•

authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer; and

•	require advance notice to be given by stockholders for any stockholder proposals or director nominees.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, may affect the ability of an "interested stockholder" to engage in specified business combinations, for a period of three years following the time that the stockholder becomes an "interested stockholder". We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL.

These and other provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of our company or could make it more difficult for you and other stockholders to elect directors of your choosing or to cause us to take other corporate actions that you desire.

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (d) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a covered proceeding. In addition, our amended and restated certificate of incorporation provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a foreign action, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party's counsel in the foreign action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

An active trading market for our common stock may not develop.

Prior to the IPO, there was no public market for our common stock. The IPO price for our common stock was determined through negotiations with the underwriters. Although our common stock is now listed on the NASDAQ Global Market, an active trading market for our shares may never develop or be sustained following the IPO. If an active market for our common stock does not develop, it may be difficult for you to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration.

NASDAQ may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Global Market. We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on the NASDAQ Global Market. If the NASDAQ Global Market delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price will likely decline. If one or more of these analysts fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller healthcare technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the initial purchase price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products, services or technologies;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to developing any of our products or services;

•	the results of our efforts to discover, develop, acquire or in-license additional products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us

•	changes in the structure of healthcare payment systems;

•	market conditions in the healthcare technology sector;

•	global and general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from the IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay further development of our products. Pending their use, we may invest the net proceeds from the IPO in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. At October 31, 2016, we had outstanding a total of 16,101,216 shares of common stock. Of these shares, approximately 11,156,216 shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. Moreover, holders of an aggregate of 5,069,064 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of additional shares of our common stock, to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from some disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2016, and provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company," as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. In connection with the audit for the year ended December 31, 2015, we identified certain deficiencies in our internal controls over financial reporting, including a material weakness in our internal control over financial reporting during 2015 related to the determination of the fair value of stock-based compensation, the redemption value of our preferred stock and the preferred stock warrant liability. Specifically, as part of the valuation process, we provided our third-party valuation specialist our consolidated forecast file, which included clerical errors which arose as a result of a lack of (i) adequate resources to conduct a more thorough review of a complex area of accounting and (ii) systems with built in controls to assist in the prevention of clerical errors. We are taking the following actions to remediate the internal control deficiencies identified: (I) adding resources to the accounting organization; (II) adding new accounting software that would significantly cut down on the potential for clerical errors and (III) increasing management oversight. If we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected and we could become subject to investigations by the NASDAQ Global Market, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an "emerging growth company".

Following the completion of the IPO, we are required to comply with various regulatory and reporting requirements, including those required by the SEC and the NASDAQ Stock Market. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company will also require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may also divert management's attention from other business concerns.

As an "emerging growth company" as defined in the JOBS Act, we take advantage of temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our business and stock price may suffer as a result of our lack of public company operating experience.

We were a privately held company since we began operations in 2009 until the completion of our IPO in October 2016. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our stock price may be harmed.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change federal net operating loss carryforwards, or NOLs, and other pre-change federal tax attributes (such as research tax credits) to offset its post-change income may be limited. We have experienced ownership changes in the past, but have not determined if such changes could limit the use of our NOLs. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. State NOL carryforwards may be similarly or more stringently limited. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In September 2016, we granted 700,386 shares of restricted common stock to our employees, including to our executive officers, under our Amended and Restated 2014 Equity Compensation Plan, which was merged with and into our 2016 Equity Compensation Plan immediately prior to the effectiveness of our registration statement for our IPO, pursuant to a special equity award pool previously approved by our board of directors, which were made immediately prior to the effective date of the registration statement for our IPO. All shares of restricted common stock will vest in full on May 31, 2017. The value of the grants, based upon the IPO price of $12.00 per share, was $8.4 million.

Also in September 2016, we granted 22,260 shares of restricted common stock under our 2016 Equity Compensation Plan to each of our non-employee directors pursuant to our compensation policy for non-employee directors, which represents both the initial and annual grants to such directors, which were made immediately prior to the effective date of the registration statement for our IPO. The value of the grants, based upon the IPO price of $12.00 per share, was $267 thousand. A non-cash compensation charge equal to the value of such grants will be recognized ratably over the applicable vesting period, which, for the initial grants will be a three year period following the grant date, and for the annual grants will be the earlier of the next annual shareholder meeting or the one year anniversary of the grant date.

Also in September 2016, the Board approved grants of 20,372 shares of common stock to certain of our executive officers pursuant to our Leadership Exit Bonus Plan and under our 2016 Equity Compensation Plan, upon the completion of the IPO, which represents an amount equal to the shares surrendered by Radius Venture Partners III QP, L.P. and its affiliates at the completion of the IPO, less 7,010 shares withheld for tax withholding purposes. The value of the grants, based upon the IPO price of $12.00 per share, was $244 thousand. These shares were issued in October 2016.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 thereunder as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

In October 2016, 202,061 shares of our common stock were issued upon the net exercise of outstanding warrants that would otherwise have expired upon the completion of the IPO, immediately prior to the closing of our IPO. The value of the shares issued, based upon the IPO price of $12.00 per share, was $2.4 million.

The offer, sale, and issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. [The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipients of securities in these transactions were accredited investors and had adequate access, through employment, business or other relationships, to information about us.]

Use of Proceeds from our Public Offering of Common Stock

On September 28, 2016, our registration statement on Form S-1 (File No. 333-208857) relating to our IPO became effective. Our IPO closed on October 4, 2016 at which time we issued 4,945,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase up to 645,000 additional shares of common stock, at an initial offering price of $12.00 per share. We received net proceeds from the IPO of approximately $55.2 million, after deducting underwriting discounts of approximately $4.2 million, but before deducting offering costs paid by us. We incurred additional costs of approximately $3.7 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $7.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $51.5 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or any of our affiliates.   Wells Fargo Securities and UBS Investment Bank acted as joint-book running managers for the offering.  Piper Jaffray also acted as a book-runner and Baird and Stifel acted as co-managers for the offering.

At the closing of the IPO on October 4, 2016, we used a portion of the net proceeds from the offering as follows:

•	approximately $33.9 million to ABC Funding, LLC, an affiliate of Summit Partners, L.P., to repay in full all outstanding amounts due under our July 1, 2016 term loan credit facility; and

•	approximately $0.3 million to Dr. John Durham and Mrs. Joanne Durham to repay in full all outstanding amounts due under our demand promissory note

The remainder of the net proceeds have been invested into money market accounts. None of the net proceeds were, directly or indirectly, paid to any of our directors, officers or their associates, or any person owning 10% or more of any class of our equity securities, or any of our affiliates.   There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-Q, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: November 10, 2016	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1	Tabula Rasa HealthCare, Inc. Company Management Plan, as amended	S-1/A	9/19/2016	10.3
10.2	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
10.3	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.4	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.5	Credit Agreement, dated as of July 1, 2016, by and among ABC Funding, LLC, the lenders from time to time parties thereto, and Tabula Rasa HealthCare, Inc., CareKinesis, Inc., CareVentions, Inc., Capstone Performance Systems, LLC and Medliance LLC	S-1/A	7/21/2016	10.12
10.6	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
31.1

Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X
31.2

Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X
32.1*

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

					X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

* This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.