Form 10-Q
period 2017-03-31
Tabula Rasa HealthCare, Inc.
filed 2017-05-02
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
(Do not check if a
smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of April 15, 2017, the Registrant had 17,218,168 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2017

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash	$2,805	$4,345
Accounts receivable, net	8,589	6,646
Inventories	3,021	2,911
Rebates receivable	315	312
Prepaid expenses	883	869
Other current assets	757	581
Total current assets	16,370	15,664
Property and equipment, net	6,889	6,409
Software development costs, net	3,762	3,350
Goodwill	21,686	21,686
Intangible assets, net	24,347	25,297
Other assets	323	333
Total assets	$73,377	$72,739
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$696	$674
Acquisition-related consideration payable	579	568
Acquisition-related contingent consideration	1,531	1,493
Accounts payable	5,940	6,115
Accrued expenses and other liabilities	5,337	2,159
Total current liabilities	14,083	11,009
Long-term debt	934	1,072
Long-term acquisition-related contingent consideration	—	1,515
Deferred income tax liability	927	832
Other long-term liabilities	2,307	2,205
Total liabilities	18,251	16,633

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,097,080 and 16,628,476 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	92,928	91,027
Accumulated deficit	(37,804)	(34,923)
Total stockholders’ equity	55,126	56,106
Total liabilities and stockholders’ equity	$73,377	$72,739

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Product revenue	$22,696	$17,785
Service revenue	4,993	2,372
Total revenue	27,689	20,157
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	17,405	12,982
Service cost	2,250	951
Total cost of revenue	19,655	13,933
Gross profit	8,034	6,224
Operating expenses:
Research and development	1,219	889
Sales and marketing	1,230	770
General and administrative	6,509	1,893
Change in fair value of acquisition-related contingent consideration expense	21	54
Depreciation and amortization	1,765	1,004
Total operating expenses	10,744	4,610
(Loss) income from operations	(2,710)	1,614
Other (income) expense:
Change in fair value of warrant liability	—	(134)
Interest expense	76	1,503
Total other expense	76	1,369
(Loss) income before income taxes	(2,786)	245
Income tax expense	95	36
Net (loss) income	$(2,881)	$209
Net (loss) income attributable to common stockholders:
Basic	$(2,881)	$293
Diluted	$(2,881)	$94
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.06
Diluted	$(0.18)	$0.01
Weighted average common shares outstanding:
Basic	16,238,761	4,671,097
Diluted	16,238,761	12,428,124

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	—	$—	16,628,476	$2	$91,027	$(34,923)	$56,106
Issuance of restricted stock	—	—	5,212	—	—	—	—
Shares surrendered by stockholder	—	—	(246)	—	—	—	—
Net exercise of stock options	—	—	446,835	—	(1,970)	—	(1,970)
Exercise of stock options	—	—	16,803	—	50	—	50
Stock-based compensation expense	—	—	—	—	3,821	—	3,821
Net loss	—	—	—	—	—	(2,881)	(2,881)
Balance, March 31, 2017	—	$—	17,097,080	$2	$92,928	$(37,804)	$55,126

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2,881)	$209
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,765	1,004
Amortization of deferred financing costs and debt discount	22	580
Payment of imputed interest on debt	—	(316)
Deferred taxes	95	22
Stock-based compensation	3,821	127
Change in fair value of warrant liability	—	(134)
Change in fair value of acquisition-related contingent consideration	21	54
Changes in operating assets and liabilities:
Accounts receivable, net	(1,943)	175
Inventories	(110)	15
Rebates receivable	(3)	17
Prepaid expenses and other current assets	(207)	(162)
Other assets	(1)	(34)
Accounts payable	—	355
Accrued expenses and other liabilities	1,296	905
Other long-term liabilities	102	1,718
Net cash provided by operating activities	1,977	4,535

Cash flows from investing activities:
Purchases of property and equipment	(865)	(2,412)
Software development costs	(800)	(248)
Change in restricted cash	—	200
Net cash used in investing activities	(1,665)	(2,460)

Cash flows from financing activities:
Proceeds from exercise of stock options	50	—
Payments for employee taxes for shares withheld	(88)	—
Payments for debt financing costs	(18)	—
Borrowings on line of credit	—	2,000
Payments of acquisition-related consideration	—	(180)
Payments of initial public offering costs	(132)	(401)
Payments of contingent consideration	(1,498)	(1,895)
Repayments of long-term debt	(166)	(1,338)
Net cash used in financing activities	(1,852)	(1,814)
Net (decrease) increase in cash	(1,540)	261
Cash, beginning of period	4,345	2,026
Cash, end of period	$2,805	$2,287

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$50	$318
Additions to property, equipment, and software development purchases included in accounts payable	$330	$82
Deferred offering costs included in accounts payable	$—	$1,587
Cash paid for interest	$51	$771
Decretion of redeemable convertible preferred stock to redemption value	$—	$(403)
Employee payroll taxes on net exercise of stock options included in accrued expenses	$1,970	$—

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

Upon completion of the IPO on October 4, 2016, the Company filed an amended and restated certificate of incorporation to, among other things, state that the aggregate number of shares of stock that the Company is authorized to issue is 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

2.      Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s annual report filed on Form 10-K on March 14, 2017. Since the date of those audited consolidated financial statements, there have been no changes to the Company's significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $2,805 as of March 31, 2017, cash flows from operations and borrowing availability under the Amended 2015 Revolving Line (Note 10) are sufficient to fund the Company's planned operations through at least June 30, 2018.

(c)    Use of Estimates

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

(d)    Revenue Recognition

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Service Revenue

The Company enters into contracts with healthcare organizations to provide (i) risk adjustment and (ii) pharmacy cost management services, which include training client staff and providers about documentation and diagnosis coding, analyzing clients' data collection and submission processes, and delivering meaningful analytics for understanding reimbursement complexities. In the third quarter of 2016, the Company began providing medication risk management services utilizing the Medication Risk Mitigation Matrix (“MRM Matrix”) technology alone, without the related fulfillment services, which are referred to as MRM Service Contracts.

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

(e)    Cost of Product Revenue

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(f)    Cost of Service Revenue

Cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. In addition, service costs include all costs directly related to servicing the Company’s MRM Service Contracts which primarily consist of labor costs, consultant fees, technology services and overhead costs.

(g)    Recent Accounting Pronouncements

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have any impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in this update simplify certain aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies be recorded as an income tax benefit or expense in the statement of operations when the awards vest or are settled and as operating cash flows when realized. The excess tax benefits are recognized regardless of the whether the benefit reduces income taxes payable in the current period. It

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 effective January 1, 2017 and the adoption of this new standard did not have a material impact on the Company's consolidated financial statements in the first quarter of 2017. The Company elected to record forfeitures as they occur. There was no impact of this election because prior to the adoption, the Company’s historical forfeitures were de minimus. Excess tax benefits generated in the quarter ended March 31, 2017 totaled $6,287 and unrecognized tax benefits were $108 at December 31, 2016, however, there was no impact on the Company’s consolidated financial statements because of a full valuation allowance against deferred tax assets.

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

3.     Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net (loss) income per share of common stock using the treasury stock method for the three months ended March 31, 2017, and using the two-class method required for participating securities for the three months ended March 31, 2016. The Company considered its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net (loss) income per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net (loss) income	$(2,881)	$209
Decretion of redeemable convertible preferred stock	—	403
Undistributed income attributable to redeemable convertible preferred stockholders	—	(319)
Net (loss) income attributable to common stockholders, basic	$(2,881)	$293
Decretion of redeemable convertible preferred stock	—	(403)
Revaluation of warrant liability, net of tax	—	(115)
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	—	319
Net (loss) income attributable to common stockholders, diluted	$(2,881)	$94
Denominator (basic):
Weighted average shares of common stock outstanding, basic	16,238,761	4,671,097
Denominator (diluted):
Weighted average shares of common stock outstanding	16,238,761	4,671,097
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,981,049
Weighted average dilutive effect of common shares from warrants	—	361,206
Dilutive effect from preferred stock and preferred stock warrants assuming conversion	—	5,414,772
Weighted average shares of common stock outstanding, diluted	16,238,761	12,428,124
Net (loss) income per share attributable to common stockholders, basic	$(0.18)	$0.06
Net (loss) income per share attributable to common stockholders, diluted	$(0.18)	$0.01

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2017	2016
Stock options to purchase common stock	3,219,862	25,110
Restricted stock	727,858	—
Common stock warrants	32,216	—
	3,979,936	25,110

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Acquisition

On September 15, 2016, the Company acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the Company’s Medication Risk Mitigation Matrix. The purchase price consisted of cash consideration of up to $6,000, consisting of $1,000 which was paid upon closing, $4,400 paid during the fourth quarter of 2016, and $600 following the 12-month anniversary of the closing date of the acquisition, which is contingent upon no claims for indemnification being made pursuant to the purchase agreement. In addition to the cash consideration, the purchase price included an aggregate of $5,000 worth of common stock, which amounted to the issuance of 395,407 shares of common stock during the fourth quarter of 2016.

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount is being amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $11 of the discount to interest expense for the three months ended March 31, 2017. These amounts are included in acquisition-related consideration payable in the consolidated balance sheets as of March 31, 2017. As of March 31, 2017, the acquisition-related consideration balance was $579.

The unaudited pro forma results presented below include the results of the 9176-1916 Quebec Inc. acquisition as if it had been consummated as of January 1, 2016. The unaudited pro forma results include the amortization associated with acquired intangible assets. Material nonrecurring charges directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

Three Months Ended
March 31,
2016
Revenue	$20,183
Net loss	(144)
Net loss per share attributable to common stockholders, basic	(0.01)
Net loss per share attributable to common stockholders, diluted	(0.02)

5.       Property and Equipment

              Depreciation and amortization expense on property and equipment for the three months ended March 31, 2017 and 2016 was $415 and $223, respectively.

6.       Software Development Costs

              The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of March 31, 2017 and December 31, 2016, gross capitalized software costs were $7,313 and $6,501 and accumulated amortization was $3,551 and $3,151, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 was $400 and $205, respectively. As of March 31, 2017 and December 31, 2016, there was $1,590 and $911, respectively, of capitalized software costs that were not yet subject to amortization.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

7.      Goodwill and Intangible Assets

The Company’s goodwill as of March 31, 2017 and December 31, 2016 was $21,686. Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2016 and determined that there were no indicators of impairment during 2016. The next annual impairment test will be conducted as of October 1, 2017, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the three months ended March 31, 2017.

Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2017
Trade names	5.00	$1,940	$(890)	$1,050
Client relationships	10.02	14,684	(3,659)	11,025
Non-competition agreements	4.64	652	(360)	292
Developed technology	7.76	13,500	(1,547)	11,953
Domain name	10.00	29	(2)	27
Total intangible assets		$30,805	$(6,458)	$24,347

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2016
Trade names	5.00	$1,940	$(791)	$1,149
Client relationships	10.02	14,684	(3,289)	11,395
Non-competition agreements	4.64	652	(326)	326
Developed technology	7.76	13,500	(1,101)	12,399
Domain name	10.00	29	(1)	28
Total intangible assets		$30,805	$(5,508)	$25,297

Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $950 and $576, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2017 (April 1 - December 31)	$2,842
2018	3,755
2019	3,649
2020	3,309
2021	3,169
Thereafter	7,623
$24,347

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.       Accrued Expenses and Other Liabilities

At March 31, 2017 and December 31, 2016, accrued expenses and other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Employee related expenses	$4,320	$1,174
Deferred revenue	751	851
Interest	19	16
Deferred rent	18	13
Other expenses	229	105
Total accrued expenses and other liabilities	$5,337	$2,159

Accrued employee related expenses as of March 31, 2017 includes $1,970 of accrued payroll taxes that the Company will remit to taxing authorities on behalf of certain employees for shares withheld from the net exercise of stock options during the first quarter of 2017.

9.      Notes Payable Related to Acquisition

In December 2014, the Company acquired all of the authorized, issued and outstanding equity interests of Medliance LLC ("Medliance"), which provides pharmacy cost management services through data analytics. As part of the acquisition-related consideration of the Medliance acquisition, the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility. Interest expense was $353 for the three months ended March 31, 2016.

The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For the three months ended March 31, 2016, the Company amortized $363 of the discount to interest expense.

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On July 1, 2016, the Company entered into a Loan and Security Modification Agreement (the "Amended 2015 Revolving Line") with Western Alliance Bank, successor in interest to Bridge Bank, National Association (“Bridge Bank”), whereby the Company’s revolving line of credit, entered into with Bridge Bank in 2015 was amended to increase the Company's borrowing availability to up to $25,000 and extend the maturity date to July 1, 2018. The Company's ability to borrow under the Amended 2015 Revolving Line is based upon a specified borrowing base equal to the Company's trailing four months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, through March 31, 2017 and based upon the Company's trailing three months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, thereafter. Interest on the Amended 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus 0.5%, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a minimum EBITDA, as defined, of $2,500 for the quarter ending December 31, 2016 and thereafter, and (iii) maintain a minimum monthly recurring revenue retention rate of at least 90%, measured quarterly. As of March 31, 2017, the Company was in compliance with all of the financial covenants related to the Amended 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with the financial covenants.

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

As of March 31, 2017, there were no aggregate borrowings outstanding under the Amended 2015 Revolving Line, and amounts available for borrowings under the Amended 2015 Revolving Line was $24,500.

As of March 31, 2017, the interest rate on the Amended 2015 Revolving Line was 4.56% and no interest expense was incurred for the three months ended March 31, 2017 as there were no aggregate borrowings outstanding during the three months ended March 31, 2017. As of March 31, 2016, the interest rate on the Amended 2015 Revolving Line was 4.56% and interest expense was $133 for the three months ended March 31, 2016. In connection with the 2015 Revolving Line and the Amended 2015 Revolving Line, the Company recorded deferred financing costs of $159. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended 2015 Revolving Line and amortized $11 and $13 to interest expense for the three months ended March 31, 2017 and 2016, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Capital leases	$1,630	$1,746
Less current portion, net	(696)	(674)
Total capital leases, less current portion, net	$934	$1,072

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have interest rates ranging from 7% to 22%. Interest expense related to the capital leases was $57 and $43 for the three months ended March 31, 2017 and 2016, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital lease was $2,190 and $2,364 as of March 31, 2017 and December 31, 2016, respectively, and are reflected in property and equipment on the consolidated balance sheets.

(c)    Long-Term Debt Maturities

As of March 31, 2017, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2017	$665
2018	779
2019	439
2020	31
2021	4
1,918
Less amount representing interest	(288)
Present value of payments	1,630
Less current portion	(696)
Total long-term debt, net of current portion	$934

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of March 31, 2017 and December 31, 2016, the Company had $3,686 and $3,327, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

11.      Income Taxes

For the three months ended March 31, 2017, the Company recorded income tax expense of $95 related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (3.4)% for the period. The Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2017 and December 31, 2016. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and the Company used the actual effective tax rate for the year to date as its best estimate to determine the Company’s tax expense for the three months ended March 31, 2017.

For the three months ended March 31, 2016, the Company recognized tax expense of $36, which resulted in an effective tax rate of 14.7%. For the three months ended March 31, 2016, the Company calculated the tax provision based on its estimated annual effective tax rate expected for the full year which included current Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

12.      Other Long-term Liabilities

Other long term liabilities as of March 31, 2017 consisted of $2,307, which represents the long-term portion of deferred rent primarily related to the Company's operating leases for office space in Moorestown, NJ.

13.     Stockholders' Equity

(a)    Capitalization and Initial Public Offering

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

(b)    Common Stock Warrants

As of March 31, 2017, warrants to purchase 32,216 shares of common stock were outstanding. These warrants

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

have an exercise price of $1.55 and expire in October 2022. On April 7, 2017, 28,431 shares of common stock were issued upon the net exercise of these warrants in full. During the three months ended March 31, 2016, the Company issued 210,817 shares of common stock upon the net exercise of warrants to purchase 232,787 shares of common stock.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). During 2017, the Board approved an increase of 831,423 shares to the share reserve. As of March 31, 2017, 498,429 shares were available for future grants under the 2016 Plan.

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

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. All shares of restricted common stock will vest in full on May 31, 2017. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense is being recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant fully vest. For the three months ended March 31, 2017, $3,075 of expense was recognized related to this grant. As of March 31, 2017, there was unrecognized compensation expense of $2,084 related to this grant.

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to our non-employee directors, which represents both the initial and annual grants to such directors. The initial grant will vest in three substantially equal annual installments over three years following the grant date and the annual grant will vest in full on the earlier of the next annual shareholder meeting or the one year anniversary of the grant date. The value of the grants is based on the IPO price of $12.00. On March 8, 2017, the Company granted 5,212 shares of restricted common stock under the 2016 Plan to a newly appointed non-employee director, which represents such director’s initial grant and will vest in three substantially equal annual installments over three years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.68. For the three months ended March 31, 2017, $56 of expense was recognized related to these grants. As of March 31, 2017, there was unrecognized compensation expense of $244 related to these grants.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded $690 and $127 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended March 31, 2017 and 2016, respectively.

The estimated fair value of options granted was calculated using a Black- Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Valuation assumptions:	2017	2016
Expected volatility	61.00%	59.00%
Expected term (years)	6.03	6.08
Risk-free interest rate	2.24%	1.49%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2017 and 2016 was $7.89 and $7.29, respectively.

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2017:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2016	3,059,690	$5.14
Granted	961,075	14.03
Exercised	(793,225)	3.61
Forfeited	(7,678)	11.31
Outstanding at March 31, 2017	3,219,862	$8.16	7.7	$18,186
Options vested and expected to vest at March 31, 2017	3,219,862	$8.16	7.7	$18,186
Exercisable at March 31, 2017	1,535,362	$3.02	5.6	$16,065

Included within the above table are 188,893 non-employee options outstanding as of March 31, 2017, of which 1,241 are unvested as of March 31, 2017 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $8,660 and $832, respectively.

As of March 31, 2017, there was $11,096 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.1 years.

Cash received from option exercises for the three months ended March 31, 2017 was $50. During 2017, 329,587 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 776,422 stock options with a gross exercise value of $2,816. During 2016, 7,930

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

shares of common stock were delivered by option holders as payment for the exercise of 71,150 stock options with a gross exercise value of $104. No cash was received from the exercise of stock options for the three months ended March 31, 2016.

The Company recorded total stock-based compensation expense for the three months ended March 31, 2017 and 2016, in the following expense categories of its consolidated statement of operations:

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue - product	$95	$29
Cost of revenue - service	43	7
Research and development	104	11
Sales and marketing	117	22
General and administrative	3,462	58
	$3,821	$127

15.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, acquisition-related consideration payable, acquisition-related contingent consideration, and long-term debt. The carrying values of accounts receivable, accounts payable and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms of the debt.

The Company has classified liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	March 31, 2017

Liabilities
Acquisition-related contingent consideration - short-term	—	—	1,531	1,531
	$—	$—	$1,531	$1,531

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2016
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,493	$1,493
Acquisition-related contingent consideration - long-term	—	—	1,515	1,515
	$—	$—	$3,008	$3,008

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The changes in fair value of the Company’s acquisition-related contingent consideration for the three months ended March 31, 2017 was as follows:

Balance at December 31, 2016	3,008
Fair value of cash consideration paid	(1,498)
Adjustments to fair value measurement	21
Balance at March 31, 2017	$1,531

16.     Commitments and Contingencies

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

As of March 31, 2017 and December 31, 2016, the Company was contingently liable for $500 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ (see Note 10).

17.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $136 during the three months ended March 31, 2017. The Company did not make any contributions to participants’ accounts during the three months ended March 31, 2016.

18.     Related-Party Transactions

During 2016, there was a demand promissory note with a stockholder with a balance outstanding of $250, which bears interest at 6% annually. The demand promissory note was repaid in full in October 2016 with the proceeds from the IPO. Total interest expense from these related-party borrowings was $4 for the three months ended March 31, 2016.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

19.     Subsequent Events

On April 25, 2017, the Company entered into employment agreements with each of the Company’s named executive officers. The employment agreements provide for, among other things, salary, incentive compensation, payments in the event of termination upon the occurrence of a change in control, and restrictive covenants pursuant to which the executives have agreed to refrain from competing with the Company or soliciting the Company’s employees or customers for a period following the executive’s termination of employment. Each employment agreement is effective as of April 1, 2017, has an initial three year term and will automatically renew each anniversary thereafter.

On April 25, 2017, the Company’s Board also adopted the Annual Incentive Plan, effective as of January 1, 2017, which formalizes the Company’s annual short-term incentive program and does not represent a new compensation program for the named executive officers. The Plan provides pay for performance incentive compensation to the Company’s employees, including its named executive officers, rewarding them for their contributions to the Company with cash incentive compensation based on attainment of pre-determined corporate and individual performance goals, as applicable.

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock. The Company expects to fund repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its line of credit. As of the date of this filing the Company has not repurchased any shares pursuant this authorization.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 14, 2017.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Our products and services are built around our novel and proprietary MRM Matrix, which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions.

The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine." We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 169,000 messages exchanged during March 2017.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2016 we were serving 133 healthcare organizations and, as of March 31, 2017, this number has grown to 139 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the three months ended March 31, 2017 were $27.7 million compared to $20.2 million for the three months ended March 31, 2016. We incurred a net loss of $2.9 million for the three months ended March 31, 2017 and recognized net income of $0.2 million for the three months ended March 31, 2016. Our adjusted EBITDA for the three months ended March 31, 2017 was $3.0 million compared to $2.8 million for the three months ended March 31, 2016. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

Unless the context requires otherwise, the terms the “Company,” “Tabula Rasa HealthCare, Inc.,” “we,” “us” and “our” mean Tabula Rasa HealthCare, Inc., a Delaware Corporation, and its consolidated subsidiaries.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate and manage our business and that are useful in evaluating our operating performance compared to that of other companies in our industry.

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$27,689	$20,157	$7,532	37%
Net (loss) income	(2,881)	209	(3,090)	nm
Adjusted EBITDA	2,980	2,799	181	6

      nm = not meaningful

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in "Non-GAAP Financial Measures — Adjusted EBITDA." We also monitor revenue retention rate and client retention rate described as follows.

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 98% for 2016.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 93% for 2016.

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

Recent Developments

Initial Public Offering

On October 4, 2016, we completed the IPO of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $0.0001 per share, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 shares of common stock, par value $0.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

Acquisitions

In September 2016, we acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the MRM Matrix. The acquisition consideration consisted of cash consideration of up to $6.0 million, consisting of $1.0 million which was paid upon closing, $4.4 million paid during the fourth quarter of 2016, and $600 thousand following the 12-month anniversary of the closing date of the acquisition, which is contingent upon no claims for indemnification being made pursuant to the purchase agreement. In addition to the cash consideration, the purchase price included $5.0 million worth of common stock which amounted to the issuance of 395,407 shares of common stock during the fourth quarter of 2016. The stock consideration issued in 2016 was calculated based on the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On July 1, 2016 we amended our revolving line of credit, or the 2015 Line of Credit, which was entered into on April 29, 2015 with a lender pursuant to the terms of a loan and security agreement. The 2015 Line of Credit provides for borrowings in an aggregate amount up to $25.0 million to be used for general corporate purposes, including repayment of a prior line of credit. We initially borrowed $10.0 million under the 2015 Line of Credit. As of March 31, 2017, no amounts were outstanding under the 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the 2015 Line of Credit.

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

We launched the EMTM program on January 1, 2017. To execute this EMTM program, we are using our MRM Matrix and certain other services to perform medication risk stratification and reviews and safety assessments of complex medication regimens, providing an innovative, alternative approach to pharmacotherapy to the 240,000 members of this Regional PDP, representing less than one percent of the entire eligible Part D market. In 2016, the number of individuals covered through Medicare Part D programs was nearly 41 million. We believe if we are successful in developing and delivering an EMTM program to the Regional PDP, we will be able to expand into a greater portion of the Part D market. There can be no assurances that our EMTM program will be successful or we will actually be able to expand this program as currently contemplated

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended March 31, 2017 and 2016, product sales represented 82% and 88% of our total revenue, respectively, and service revenue represented 18% and 12% of our total revenue, respectively.

Product Revenue

Our product revenue is primarily generated through our medication risk management contracts with healthcare organizations. Under these contracts, we provide a group of services including the use of our MRM Matrix technology that enables our pharmacists to prospectively optimize personalized medication regimens for each patient, prescription fulfillment, and reminder packing services. Historically, substantially all of our medication risk management clients have contracted for a bundled offering of our software-enabled solutions, prescription fulfillment and reminder packaging services. In the third quarter of 2016, we began providing medication risk management services utilizing our MRM Matrix technology alone, without the related fulfillment services, which we refer to as MRM Service Contracts. Revenue generated from MRM Service Contracts without prescription fulfillment and reminder packaging services is included as a component of our service revenue.

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

Service Revenue

Our service revenue is generated by the risk adjustment and pharmacy cost management services that we provide to healthcare organizations. Our client contracts for these services generally include a PMPM fee for selected services, monthly subscription fees, initial set up fees and hourly consulting charges. PMPM fees vary directly with the number of members serviced by our clients each month under our risk adjustment contracts. Additionally, service revenue includes data and statistics fees we receive from medication manufacturers for the sale of medication utilization data we collect through our pharmacy cost management engagements, which is recognized when we receive such amounts due to the variable nature of payment amounts. Beginning in the third quarter of 2016, we began to generate service revenue related to our MRM Service Contracts. On January 1, 2017, we launched our EMTM program to perform medication risk stratification and reviews and safety assessments of complex medication regimens, and as a result, we began generating PMPM fees under our MRM Service Contracts. PMPM fees earned with respect to our MRM Service Contracts are included in service revenue. As noted above, PMPM fees associated with our bundled medication risk management services are currently included in product revenue.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the bundled medication risk management offering, including costs relating to our pharmacists' collaboration on a patient's medication management, medication risk analysis and offering guidance to the prescriber based upon the assessment of the MRM Matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription medications. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months March 31, 2017 and 2016, prescription medication costs represented 75% and 75% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our clinical pharmacist support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. In addition, service costs include all costs directly related to servicing our MRM Service Contracts which primarily consist of labor costs, consultant fees, and expenses related to supporting our technology platform. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

Change in Fair Value of Warrant Liability

Historically, warrants to purchase shares of our preferred stock were classified as warrant liabilities and recorded at fair value. This warrant liability was subject to remeasurement at each balance sheet date and we recognized any change in fair value in our consolidated statements of operations as a change in fair value of the warrant liability. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock. At that time, the liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our revolving credit facility, capital lease obligations and acquisition-related notes. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to these various debt arrangements.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenue:
Product revenue	$22,696	$17,785	$4,911	28%
Service revenue	4,993	2,372	2,621	110
Total revenue	27,689	20,157	7,532	37
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	17,405	12,982	4,423	34
Service cost	2,250	951	1,299	137
Total cost of revenue	19,655	13,933	5,722	41
Gross profit	8,034	6,224	1,810	29
Operating expenses:
Research and development	1,219	889	330	37
Sales and marketing	1,230	770	460	60
General and administrative	6,509	1,893	4,616	244
Change in fair value of acquisition-related contingent consideration expense	21	54	(33)	(61)
Depreciation and amortization	1,765	1,004	761	76
Total operating expenses	10,744	4,610	6,134	133
(Loss) income from operations	(2,710)	1,614	(4,324)	(268)
Other (income) expense:
Change in fair value of warrant liability	—	(134)	134	100
Interest expense	76	1,503	(1,427)	(95)
Total other expense	76	1,369	(1,293)	(94)
(Loss) income before income taxes	(2,786)	245	(3,031)	nm
Income tax expense	95	36	59	164
Net (loss) income	$(2,881)	$209	$(3,090)	nm

nm = not meaningful

Comparison of the Three Months Ended March 31, 2017 and 2016

Product Revenue

Product revenue increased $4.9 million, or 28%, from $17.8 million for the three months ended March 31, 2016 to $22.7 million for the comparable period in 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $4.2 million of the increase. Of that $4.2 million increase, $1.2 million was attributable to new customers acquired period over period, while the remaining $3.0 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $700 thousand of the overall increase in product revenue.

Service Revenue

Service revenue increased $2.6 million, or 110%, from $2.4 million for the three months ended March 31, 2016 to $5.0 million for the three months ended March 31, 2017. The increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in $2.4 million of revenue related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. In addition, there was a $298 thousand increase in revenue related to our risk adjustment services. Of this total increase, $154 thousand was related to revenue generated from new risk adjustment clients and $144 thousand was attributable to organic growth with existing clients. These increases were partially offset by a $111 thousand decrease related to our pharmacy cost management services as a result of the loss of certain customers as well as a reduction in manufacturer fees related to the sale of medication utilization data.

For the three months ended March 31, 2017, $3.8 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, as well as subscription revenue related to our pharmacy cost management contracts.  The remaining $1.2 million represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services. For the three months ended March 31, 2016, service revenue generated from our PMPM fees and subscription revenue was $1.2 million and the remaining $1.2 million represented hourly consulting charges, setup fees and data and statistics revenue generated from our pharmacy cost management and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $4.4 million, or 34%, from $13.0 million for the three months ended March 31, 2016 to $17.4 million for the comparable period in 2017. This increase was largely driven by increased volume of revenue, which contributed $2.3 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.0 million to the overall increase in the cost of product revenue. In addition, labor costs increased $523 thousand, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $276 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. In addition, rent and utilities expenses increased $123 thousand as a result of the new location for our headquarters and pharmacy.

Cost of Service Revenue

Cost of service revenue increased $1.3 million, or 137%, from $951 thousand for the three months ended March 31, 2016 to $2.3 million for the three months ended March 31, 2017. The increase was primarily attributable to $801 thousand of additional labor costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. The increase in labor costs was primarily due to $648 thousand related to added headcount to support our MRM Service Contracts, a $64 thousand increase in pharmacy cost management personnel costs, a $46 thousand increase in risk adjustment personnel costs, and a $43 thousand increase in internal labor allocations related to other services. Cost of service revenue also increased due to a $498 thousand increase primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts.

Research and Development Expenses

Research and development expenses increased $330 thousand, or 37%, from $889 thousand for the three months ended March 31, 2016 to $1.2 million for the comparable period in 2017. The increase was primarily due to a $247 thousand increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The remaining $83 thousand increase was primarily due to an increase in rent and utilities expenses as a result of the new location for our headquarters, and increased professional services and conference expenses to support scientific education research and development activities.

Sales and Marketing Expenses

Sales and marketing expenses increased $460 thousand, or 60%, from $770 thousand for the three months ended March 31, 2016 to $1.2 million for the comparable period in 2017. The increase in sales and marketing expense was primarily due to a $390 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increase in sales and marketing expense was attributable to a $84 thousand increase in consulting and public relations costs, which was partially offset by a slight decrease in travel and entertainment expenses.

General and Administrative Expenses

General and administrative expenses increased $4.6 million, or 244%, from $1.9 million for the three months ended March 31, 2016 to $6.5 million for the comparable period in 2017. The increase was primarily attributable to a

$3.5 million increase in stock-based compensation costs primarily related to shares of restricted stock that were granted to certain employees in September 2016, and an increase in stock option expense as a result of stock options granted to employees during the fourth quarter of 2016 and the first quarter of 2017. Personnel costs, including salaries and benefits primarily related to an increase in headcount to support the overall growth of our operations, also increased by $450 thousand. In addition, we incurred approximately $371 thousand of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors and officers liability insurance, professional services for investor relations, and fees for directors.

Acquisition-related Contingent Consideration Expense

During the three months ended March 31, 2017 and 2016, there was a $21 thousand and a $54 thousand charge incurred, respectively, related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $761 thousand, or 76%, from $1.0 million for the three months ended March 31, 2016 to $1.8 million for the comparable period in 2017. This increase was due to a $569 thousand increase in amortization expense, which included a $195 thousand increase in amortization of capitalized software related to new software functionality placed into service after March 31, 2016, and a $374 thousand increase in amortization expense of intangible assets, primarily related to intangible assets acquired from 9176-1916 Quebec Inc. in September 2016. An additional $192 thousand increase in depreciation and amortization expense was attributable to purchases of property and equipment and leasehold improvements primarily related to our new location for our headquarters.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2016, we recognized a $134 thousand gain for the change in fair value of warrant liability due to a slight decrease in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $1.4 million, or 95%, from $1.5 million for the three months ended March 31, 2016 to $76 thousand for the three months ended March 31, 2017. The decrease in interest expense was primarily due to the repayment of the Medliance Notes, as well as the April 2014 Eastward Loan and the December 2014 Eastward Loan, in July 2016. In addition, there were no amounts outstanding under the 2015 Line of Credit as of March 31, 2017 compared to an outstanding balance of $12 million as of March 31, 2016.

Income Taxes

For the three months ended March 31, 2017, we recorded tax expense of $95 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (3.4)% for the period. We recorded a full valuation allowance against our deferred tax assets as of March 31, 2017 and December 31, 2016. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and we used the actual effective tax rate for the year to date as our best estimate to determine our tax expense for the three months ended March 31, 2017.

For the three months ended March 31, 2016, we recognized tax expense of $36 thousand, which resulted in an effective tax rate of 14.7%. We calculated the tax provision based on its estimated annual effective tax rate expected for the full year which included Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net (loss) income plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, change in fair value of warrant liability, payroll tax expense related to stock option exercises, and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of Adjusted EBITDA to our net (loss) income for the periods presented:

	Three Months Ended March 31,
	2017	2016
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(2,881)	$209
Add:
Change in fair value of warrant liability	—	(134)
Interest expense	76	1,503
Income tax expense	95	36
Depreciation and amortization	1,765	1,004
Change in fair value of acquisition-related contingent consideration expense	21	54
Payroll tax expense related to stock option exercises	83	—
Stock-based compensation expense	3,821	127
Adjusted EBITDA	$2,980	$2,799

Adjusted Diluted Net Income Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net (loss) income attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, fair value adjustments for acquisition-related contingent consideration, payroll tax expense related to stock option exercises, stock-based compensation expense, and the tax impact of those items expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net (loss) income per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended March 31,
	2017		2016
	(In thousands except per share amounts)
Reconciliation of diluted net (loss) income per share attributable to common shareholders to Adjusted Diluted EPS
Net (loss) income	$(2,881)		$209
Decretion of redeemable convertible preferred stock	—		403
Undistributed income attributable to redeemable convertible preferred stockholders	—		(319)
Net (loss) income attributable to common stockholders, basic, and net (loss) income per share attributable to common stockholders, basic	$(2,881)	$(0.18)	$293	$0.06
Decretion of redeemable convertible preferred stock	—		(403)
Revaluation of warrant liability	—		(115)
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	—		319
GAAP net (loss) income attributable to common stockholders, diluted, and net (loss) income per share attributable to common stockholders, diluted	$(2,881)	$(0.18)	$94	$0.01
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	21		54
Payroll tax expense on stock option exercises	83		—
Stock-based compensation expense	3,821		127
Impact to income taxes (1)	(340)		(93)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$704	$0.04	$182	$0.01

(1)

The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income (loss) adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net (loss) income per share attributable to common stockholders on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares of common stock outstanding	16,238,761	4,671,097
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,981,049
Weighted average dilutive effect of common shares from warrants	—	361,206
Dilutive effect from preferred stock and preferred stock warrants assuming conversion at beginning of the year	—	5,414,772
Weighted average shares of common stock outstanding, diluted for GAAP	16,238,761	12,428,124
Adjustments:
Weighted average dilutive effect of stock options	1,498,560	—
Weighted average dilutive effect of common shares from stock warrants	28,773	—
Weighted average dilutive effect of restricted stock	461,470	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	18,227,564	12,428,124

Liquidity and Capital Resources

Historically, we have incurred net losses from our operations. We incurred a net loss of $2.9 million and recognized net income of $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of preferred stock and borrowings under our credit facilities. At March 31, 2017, we had cash of $2.8 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$1,977	$4,535
Net cash used in investing activities	(1,665)	(2,460)
Net cash used in financing activities	(1,852)	(1,814)
Net (decrease) increase in cash	$(1,540)	$261

Operating Activities

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2017 and consisted primarily of our net loss of $2.9 million offset by the addition of noncash items of $5.7 million and by changes in our operating assets and liabilities totaling $866 thousand. The noncash items primarily included $1.8 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $3.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to new revenues generated from our MRM Service Contracts, and an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of March 31, 2017.

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2016 and consisted primarily of our net income of $209 thousand, changes in our operating assets and liabilities totaling $3.0 million and noncash items of $1.3 million. The significant factors that contributed to the change in operating assets and liabilities primarily included the increase in accrued expenses and other long-term liabilities for the cash allowance we received from our landlord for leasehold improvements related to our new office location as well as an increase in accrued expenses related to accrued interest on the Medliance Notes. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment and capitalized internal-use software development costs of $1.0 million, amortization of deferred financing fees and debt discounts of $580 thousand, stock-based compensation expenses of $127 thousand, an expense of $54 thousand for the revaluation of acquisition contingent consideration and an expense of $22 thousand for deferred income tax, partially offset by income of $134 thousand as a result of a fair value adjustment for the warrant liability and payments of $316 thousand for imputed interest on debt.

Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2017 and $2.5 million for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017 reflected $865 thousand in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, NJ and new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $800 thousand in software development costs.

Investing activities for the three months ended March 31, 2016 reflects $2.4 million in purchases of property, equipment and leasehold improvements as part of our preparation to move corporate headquarters to the new office location and $248 thousand in software development costs, offset by a decrease of $200 thousand in restricted cash from the release of funds for the final acquisition consideration payment related to the St. Mary’s Prescription Pharmacy, or SMPP, acquisition.

Financing Activities

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2017 compared to cash used in financing activities of $1.8 million for the three months ended March 31, 2016. Financing activities for the three months ended March 31, 2017 primarily reflected a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition, $166 thousand in payments of long-term debt, and $132 thousand in payments for costs associated with the IPO, which was completed in October 2016.

Financing activities for the three months ended March 31, 2016 are primarily attributable to borrowings of $2.0 million under the 2015 Line of Credit offset by $401 thousand in deferred costs associated with this offering, $2.1 million in payments of deferred and contingent purchase price consideration related to our SMPP and Medliance acquisitions and $1.3 million in payments of long-term debt.

Funding Requirements

Historically, we have incurred net losses since our inception and we had an accumulated deficit of $37.8 million as of March 31, 2017. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $2.8 million as of March 31, 2017, borrowing capacity under our 2015 Line of Credit and cash flows from continuing operations, will be sufficient to fund our planned operations through at least June 30, 2018. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

In April 2015, we entered into the 2015 Line of Credit with Western Alliance, which was amended in July 2016, pursuant to which we can request up to $25.0 million in revolving advances. Amounts outstanding under the 2015 Line of Credit bear interest at a variable rate based upon Western Alliance's prime rate plus 0.5%, with Western Alliance's prime rate having a floor of 3.5%. Interest is payable monthly. The 2015 Line of Credit has a maturity date of July 1, 2018, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of March 31, 2017, we had no amounts outstanding under the 2015 Line of Credit.

The 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the 2015 Line of Credit, a minimum monthly recurring revenue retention rate, measured quarterly, and a minimum EBITDA, measured quarterly. The 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures in excess of $2.5 million. The 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $250 thousand that remain unsatisfied for 30 days or longer. The 2015 Line of Credit provides for a ten day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of March 31, 2017, we were in compliance with all of the financial covenants related to the 2015 Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of March 31, 2017 no amounts were outstanding under our 2015 Line of Credit and no borrowings were made on the 2015 Line of Credit during 2017. We entered into the 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus 0.5%, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had borrowings on the 2015 Line of Credit during the three months ended March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings. From time to time, however, we may be a party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 14, 2017. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to such risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

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

TABULA RASA HEALTHCARE, INC.

Date: May 2, 2017	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2017	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
4.1	Investor Rights Agreement, dated as of June 30, 2014	S-1	1/4/2016	4.1
4.2	Stockholders Agreement (as amended	S-1/A	7/21/2016	4.2
4.3	Amended and Restated Preferred Series A-1 Convertible Stock Warrant, dated as of April 21, 2016, issued to the New Jersey Economic Development Authority	S-1/A	7/21/2016	4.8
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