Form 10-K/A
period 2016-12-31
Tabula Rasa HealthCare, Inc.
filed 2017-05-04
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S -K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 -K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

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

As of February 28, 2017, the Registrant had 17,073,067, shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement in connection with the 2017 annual meeting of stockholders to be held on June 16, 2017 are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K.

Explanatory Note

Tabula Rasa HealthCare, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017, to file Exhibit 10.13 and Exhibit 10.14, which were inadvertently omitted from the original filing of the Form 10-K, and to amend and restate Exhibit 21.1 to correct certain clerical errors in that exhibit.  Exhibits 10.13 and 10.14 and the amended and restated Exhibit 21.1 are being filed herewith or incorporated herein by reference. This Amendment also amends and restates Part IV, Item 15 of the Form 10-K to include in the exhibits filed with the Form 10-K Exhibits 10.13 and 10.14 and the amended and restated Exhibit 21.1.

Except as described above, no other revisions or amendments have been made to any other portion of the Form 10-K. This Amendment does not reflect events that may have occurred after March 14, 2017, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are included as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Part IV

Item 15 Exhibits and Financial Statement Schedules

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Amendment, and is incorporated herein by reference.

(a) (1) The Registrant’s financial statements together with a separate table of contents are annexed to the original filing of the Form 10-K.

(2) Financial Statement Schedules are listed in the separate table of contents annexed to the original filing of the Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(3) A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Amendment, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: May 4, 2017	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1#	Membership Interest Purchase Agreement, dated as of December 31, 2014, by and between Tabula Rasa HealthCare, Inc., Fred Smith III, Olds Family 2002 Trust, Stephen F. Olds and Thomas Olds, Jr.	S-1	1/4/2016	2.1
2.2#	Asset Purchase Agreement, dated as of April 22, 2014, by and among Capstone Performance Systems, LLC (Delaware), CareKinesis, Inc., Capstone Performance Systems, LLC (Colorado), PPS Holdings, Inc. and David M. Reyes and Ronda L. Hackbart-Reyes	S-1	1/4/2016	2.2
2.3#	Stock Purchase Agreement, dated as of November 27, 2013, by and between CareKinesis, Inc. and Gary Tom, as amended	S-1	1/4/2016	2.3
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
4.1	Investor Rights Agreement, dated as of June 30, 2014	S-1	1/4/2016	4.1
4.2	Investor Rights Agreement, dated as of June 30, 2014	S-1/A	7/21/2016	4.2
4.3	Amended and Restated Preferred Series A-1 Convertible Stock Warrant, dated as of April 21, 2016, issued to the New Jersey Economic Development Authority	S-1/A	7/21/2016	4.8
10.1	Tabula Rasa HealthCare, Inc. Amended and Restated 2014 Equity Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreements and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.1
10.2	Tabula Rasa HealthCare, Inc. Leadership Exit Bonus Plan	S-1	1/4/2016	10.2
10.3	Tabula Rasa HealthCare, Inc. Company Management Plan, as amended	S-1/A	9/19/2016	10.3
10.4	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
10.5	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.6	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.7	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
10.8	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 100), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc., included as Exhibit 10.11	S-1	1/4/2016	10.9
10.9	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 200), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc., included as Exhibit 10.11	S-1	1/4/2016	10.10

10.10	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 300), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc., included as Exhibit 10.11	S-1	1/4/2016	10.11
10.11	First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc.	S-1/A	7/21/2016	10.11
10.12	Amended and Restated Prime Vendor Agreement, effective May 1, 2016, by and among AmerisourceBergen Drug Corporation, CareKinesis, Inc. and J.A. Robertson, Inc. d/b/a St. Mary	S-1/A	7/21/2016	10.13
10.13

Loan and Security Agreement, dated as of April 29, 2015, by and among Western Alliance Bank, successor in interest to Bridge Bank, National Association, and Tabula Rasa HealthCare, Inc., CareKinesis,  Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC, as amended by that Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC, included as Exhibit 10.5, as amended by that Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC, included as Exhibit 10.6

		S-1	1/4/2016	10.6
10.14

Loan and Security Modification Agreement, dated as of September 12, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC

					X
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP	10-K	3/14/2017	23.1
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

					X
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/14/2017	32.1
101.INS	XBRL Instance Document	10-K	3/14/2017	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/14/2017	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	3/14/2017	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	3/14/2017	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	3/14/2017	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	3/14/2017	101.PRE

*                 This certification previously furnished with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017, which is being amended hereby, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Amendment), irrespective of any general incorporation language contained in such filing.

#                 Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.