Form 10-Q
period 2017-06-30
Tabula Rasa HealthCare, Inc.
filed 2017-08-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the Registrant had 17,360,202 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2017

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash	$2,811	$4,345
Accounts receivable, net	8,547	6,646
Inventories	3,202	2,911
Rebates receivable	325	312
Prepaid expenses	964	869
Other current assets	354	581
Total current assets	16,203	15,664
Property and equipment, net	7,794	6,409
Software development costs, net	4,026	3,350
Goodwill	21,686	21,686
Intangible assets, net	23,400	25,297
Other assets	308	333
Total assets	$73,417	$72,739
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$686	$674
Acquisition-related consideration payable	590	568
Acquisition-related contingent consideration	1,547	1,493
Accounts payable	6,166	6,115
Accrued expenses and other liabilities	4,129	2,159
Total current liabilities	13,118	11,009
Long-term debt	775	1,072
Long-term acquisition-related contingent consideration	—	1,515
Deferred income tax liability	1,070	832
Other long-term liabilities	2,671	2,205
Total liabilities	17,634	16,633

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,360,302 and 16,628,476 shares issued and 17,286,836 and 16,628,476 shares outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	96,008	91,027
Treasury stock, at cost; 73,466 and no shares at June 30, 2017 and December 31, 2016, respectively	(959)	—
Accumulated deficit	(39,268)	(34,923)
Total stockholders’ equity	55,783	56,106
Total liabilities and stockholders’ equity	$73,417	$72,739

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$24,074	$20,216	$46,770	$38,001
Service revenue	5,582	2,202	10,575	4,574
Total revenue	29,656	22,418	57,345	42,575
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,463	15,170	35,868	28,152
Service cost	2,505	952	4,755	1,903
Total cost of revenue	20,968	16,122	40,623	30,055
Gross profit	8,688	6,296	16,722	12,520
Operating expenses:
Research and development	1,291	961	2,510	1,850
Sales and marketing	1,314	860	2,544	1,630
General and administrative	5,490	1,816	11,999	3,709
Change in fair value of acquisition-related contingent consideration expense	16	45	37	99
Depreciation and amortization	1,799	1,135	3,564	2,139
Total operating expenses	9,910	4,817	20,654	9,427
(Loss) income from operations	(1,222)	1,479	(3,932)	3,093
Other (income) expense:
Change in fair value of warrant liability	—	121	—	(13)
Interest expense	77	1,505	153	3,008
Total other expense	77	1,626	153	2,995
(Loss) income before income taxes	(1,299)	(147)	(4,085)	98
Income tax expense	165	139	260	175
Net loss	$(1,464)	$(286)	$(4,345)	$(77)
Net loss attributable to common stockholders, basic and diluted	$(1,464)	$(890)	$(4,345)	$(279)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.18)	$(0.27)	$(0.06)
Weighted average common shares outstanding, basic and diluted	16,506,585	4,860,758	16,373,413	4,765,977

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	—	$—	16,628,476	$2	—	$—	$91,027	$(34,923)	$56,106
Issuance of restricted stock	—	—	15,596	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	(246)	—	—	—	—	—	—
Shares repurchased	—	—	—	—	(73,466)	(959)	—	—	(959)
Net exercise of stock warrants	—	—	28,431	—	—	—	—	—	—
Net exercise of stock options	—	—	593,409	—	—	—	(2,035)	—	(2,035)
Exercise of stock options	—	—	94,636	—	—	—	179	—	179
Stock-based compensation expense	—	—	—	—	—	—	6,837	—	6,837
Net loss	—	—	—	—	—	—	—	(4,345)	(4,345)
Balance, June 30, 2017	—	$—	17,360,302	$2	(73,466)	$(959)	$96,008	$(39,268)	$55,783

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,345)	$(77)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,564	2,139
Amortization of deferred financing costs and debt discount	46	1,176
Payment of imputed interest on debt	—	(589)
Deferred taxes	238	133
Stock-based compensation	6,837	258
Change in fair value of warrant liability	—	(13)
Change in fair value of acquisition-related contingent consideration	37	99
Other noncash items	12	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,901)	(47)
Inventories	(291)	(545)
Rebates receivable	(13)	313
Prepaid expenses and other current assets	105	(207)
Other assets	—	76
Accounts payable	91	929
Accrued expenses and other liabilities	1,970	(754)
Other long-term liabilities	466	4,023
Net cash provided by operating activities	6,816	6,914

Cash flows from investing activities:
Purchases of property and equipment	(1,950)	(2,901)
Software development costs	(1,514)	(576)
Purchases of intangible assets	—	(29)
Change in restricted cash	—	200
Net cash used in investing activities	(3,464)	(3,306)

Cash flows from financing activities:
Payments for repurchase of common stock	(959)	—
Proceeds from exercise of stock options	179	—
Payments for employee taxes for shares withheld	(2,123)	—
Payments for debt financing costs	(18)	(113)
Borrowings on line of credit	—	4,500
Payments of acquisition-related consideration	—	(180)
Payments of initial public offering costs	(132)	(982)
Payments of contingent consideration	(1,498)	(1,895)
Repayments of long-term debt	(335)	(2,665)
Net cash used in financing activities	(4,886)	(1,335)
Net (decrease) increase in cash	(1,534)	2,273
Cash, beginning of period	4,345	2,026
Cash, end of period	$2,811	$4,299

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$50	$1,081
Additions to property, equipment, and software development purchases included in accounts payable	$553	$186
Deferred offering costs included in accounts payable	$—	$1,291
Cash paid for interest	$106	$1,615
Accretion of redeemable convertible preferred stock to redemption value	$—	$202

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

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three months and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $2,811 as of June 30, 2017, cash flows from operations and borrowing availability under the Amended 2015 Revolving Line (Note 10) are sufficient to fund the Company's planned operations through at least June 30, 2018.

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

Service Revenue

The Company provides medication risk management services utilizing the Medication Risk Mitigation Matrix (“MRM Matrix”) technology alone, without the related fulfillment services, which are referred to as MRM Service Contracts. The Company began entering into these MRM Service Contracts in the third quarter of 2016. The Company also enters into contracts with healthcare organizations to provide (i) risk adjustment and (ii) pharmacy cost management services, which include training client staff and providers about documentation and diagnosis coding, analyzing clients'

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

data collection and submission processes, and delivering meaningful analytics for understanding reimbursement complexities.

Under the MRM Service Contracts and risk adjustment contracts, there are generally three revenue generating components:

Set up fees:

The Company's contracts with its MRM Service Contract and risk adjustment customers often require customers to pay non-refundable set up fees, which are deferred and recognized over the estimated term of the contract. These fees are charged at the beginning of the customer relationship as compensation for the Company's efforts to prepare the customer and configure its system for the data collection process. The set up activities do not represent a separate unit of accounting as they do not have value apart from the broader MRM Service Contracts and risk adjustment contracts. Incremental direct costs associated with such set up activities are also deferred and amortized over the shorter of the estimated customer life or stated contract period.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in this update simplify certain aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies be recorded as an income tax benefit or expense in the statement of operations when the awards vest or are settled and as operating cash flows when realized. The excess tax benefits are recognized regardless of whether the benefit reduces income taxes payable in the current period. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 effective January 1, 2017 and the adoption of this new standard did not have a material impact on the Company's consolidated financial statements in the first six months of 2017. The Company elected to

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

record forfeitures as they occur. There was no impact of this election because prior to the adoption, the Company’s historical forfeitures were de minimus. Excess tax benefits generated in the six months ended June 30, 2017 totaled $8,118 and unrecognized tax benefits were $108 at December 31, 2016, however, there was no impact on the Company’s consolidated financial statements because of a full valuation allowance against deferred tax assets.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The guidance requires modification accounting only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of a change in terms or conditions. ASU 2017-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the potential impact of the adoption of ASU 2017-09 on the Company's consolidated financial statements.

3.     Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net loss per share of common stock using the treasury stock method for the three and six months ended June 30, 2017, and using the two-class method required for participating securities for the three and six months ended June 30, 2016. The Company considered its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

dilutive. The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(1,464)	$(286)	$(4,345)	$(77)
Accretion of redeemable convertible preferred stock	—	(604)	—	(202)
Net loss attributable to common stockholders, basic and diluted	$(1,464)	$(890)	$(4,345)	$(279)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	16,506,585	4,860,758	16,373,413	4,765,977
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.18)	$(0.27)	$(0.06)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	2,957,302	2,724,783	2,957,302	2,724,783
Restricted stock	730,822	—	730,822	—
Common stock warrants	—	213,806	—	213,806
Preferred stock warrants (as converted to common stock)	—	463,589	—	463,589
Redeemable convertible preferred stock (as converted to common stock)	—	5,089,436	—	5,089,436
	3,688,124	8,491,614	3,688,124	8,491,614

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

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount is being amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $11 and $22 of the discount to interest expense for the three and six months ended June 30, 2017, respectively. These amounts are included in acquisition-

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

related consideration payable in the consolidated balance sheets as of June 30, 2017. As of June 30, 2017, the acquisition-related consideration payable balance was $590.

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

Six Months Ended
June 30,
2016
Revenue	$42,638
Net loss	(783)
Net loss per share attributable to common stockholders, basic and diluted	(0.18)

5.       Property and Equipment

              Depreciation and amortization expense on property and equipment for the three months ended June 30, 2017 and 2016 was $439 and $307, respectively. Depreciation and amortization expense on property and equipment for the six months ended June 30, 2017 and 2016 was $854 and $530, respectively

6.       Software Development Costs

              The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of June 30, 2017 and December 31, 2016, gross capitalized software costs were $7,988 and $6,501 and accumulated amortization was $3,962 and $3,151, respectively. Amortization expense for the three months ended June 30, 2017 and 2016 was $411 and $250, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $811 and $455, respectively. As of June 30, 2017 and December 31, 2016, there was $2,124 and $911, respectively, of capitalized software costs that were not yet subject to amortization.

7.      Goodwill and Intangible Assets

The Company’s goodwill as of June 30, 2017 and December 31, 2016 was $21,686. Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2016 and determined that there were no indicators of impairment during 2016. The next annual impairment test will be conducted as of October 1, 2017, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the six months ended June 30, 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2017
Trade names	5.00	$1,940	$(987)	$953
Client relationships	10.02	14,684	(4,029)	10,655
Non-competition agreements	4.64	652	(394)	258
Developed technology	7.76	13,500	(1,992)	11,508
Domain name	10.00	29	(3)	26
Total intangible assets		$30,805	$(7,405)	$23,400

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2016
Trade names	5.00	$1,940	$(791)	$1,149
Client relationships	10.02	14,684	(3,289)	11,395
Non-competition agreements	4.64	652	(326)	326
Developed technology	7.76	13,500	(1,101)	12,399
Domain name	10.00	29	(1)	28
Total intangible assets		$30,805	$(5,508)	$25,297

Amortization expense for intangible assets for the three months ended June 30, 2017 and 2016 was $947 and $577, respectively. Amortization expense for intangible assets for the six months ended June 30, 2017 and 2016 was $1,897 and $1,153, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2017 (July 1 - December 31)	$1,895
2018	3,755
2019	3,649
2020	3,309
2021	3,169
Thereafter	7,623
$23,400

8.       Accrued Expenses and Other Liabilities

At June 30, 2017 and December 31, 2016, accrued expenses and other liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Employee related expenses	$2,748	$1,174
Deferred revenue	761	851
Interest	17	16
Deferred rent	145	13
Professional fees	279	—
Other expenses	179	105
Total accrued expenses and other liabilities	$4,129	$2,159

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Notes Payable Related to Acquisition

In December 2014, the Company acquired all of the authorized, issued and outstanding equity interests of Medliance LLC ("Medliance"), which provides pharmacy cost management services through data analytics. As part of the acquisition-related consideration of the Medliance acquisition, the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility. Interest expense was $353 and $706 for the three and six months ended June 30, 2016, respectively.

The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For the three and six months ended June 30, 2016, the Company amortized $392 and $755 of the discount to interest expense, respectively.

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On July 1, 2016, the Company entered into a Loan and Security Modification Agreement (the "Amended 2015 Revolving Line") with Western Alliance Bank, successor in interest to Bridge Bank, National Association (“Bridge Bank”), whereby the Company’s revolving line of credit, entered into with Bridge Bank in 2015 was amended to increase the Company's borrowing availability to up to $25,000 and extend the maturity date to July 1, 2018. The Company's ability to borrow under the Amended 2015 Revolving Line is based upon a specified borrowing base equal to the Company's trailing four months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, through March 31, 2017 and based upon the Company's trailing three months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, thereafter. Interest on the Amended 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus 0.5%, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a minimum EBITDA, as defined, of $2,500 for the quarter ending December 31, 2016 and thereafter, and (iii) maintain a minimum monthly recurring revenue retention rate of at least 90%, measured quarterly. As of June 30, 2017, the Company was in compliance with all of the financial covenants related to the Amended 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with the financial covenants.

In September 2015, the Company arranged for Bridge Bank to issue a $500 letter of credit on its behalf in connection with the Company’s lease agreement for the office space in Moorestown, NJ (see Note 16). The letter of credit was issued under the Amended 2015 Revolving Line. The letter of credit renews annually and expires in September 2027 and reduces amounts available on the line of credit.

As of June 30, 2017, there were no aggregate borrowings outstanding under the Amended 2015 Revolving Line, and amounts available for borrowings under the Amended 2015 Revolving Line was $24,500.

As of June 30, 2017, the interest rate on the Amended 2015 Revolving Line was 4.82% and no interest expense was incurred for the three and six months ended June 30, 2017 as there were no aggregate borrowings outstanding during the three and six months ended June 30, 2017. As of June 30, 2016, the interest rate on the Amended 2015 Revolving Line was 4.56% and interest expense was $147 and $280 for the three and six months ended June 30, 2016, respectively. In connection with the 2015 Revolving Line and the Amended 2015 Revolving Line, the Company recorded deferred financing costs of $159. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended 2015 Revolving Line and amortized $13 and $14 to

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

interest expense for the three months ended June 30, 2017 and 2016, respectively, and $24 and $27 to interest expense for the six months ended June 30, 2017 and 2016, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Capital leases	$1,461	$1,746
Less current portion, net	(686)	(674)
Total capital leases, less current portion, net	$775	$1,072

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have interest rates ranging from 7% to 19%. Interest expense related to the capital leases was $52 and $49 for the three months ended June 30, 2017 and 2016, respectively. Interest expense related to the capital leases was $109 and $92 for the six months ended June 30, 2017 and 2016, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital lease was $2,189 and $2,364 as of June 30, 2017 and December 31, 2016, respectively, and are reflected in property and equipment on the consolidated balance sheets.

(c)    Long-Term Debt Maturities

As of June 30, 2017, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2017	$443
2018	779
2019	439
2020	31
2021	3
1,695
Less amount representing interest	(234)
Present value of payments	1,461
Less current portion	(686)
Total long-term debt, net of current portion	$775

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of June 30, 2017 and December 31, 2016, the Company had $3,883 and $3,327, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

11.      Income Taxes

For the six months ended June 30, 2017, the Company recorded income tax expense of $260 related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (6.4)% for the period. The Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2017 and December 31, 2016. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and the Company used the actual effective tax rate for the year to date as its best estimate to determine the Company’s tax expense for the six months ended June 30, 2017.

For the six months ended June 30, 2016, the Company recognized tax expense of $175, which resulted in an effective tax rate of 178.6%. For the six months ended June 30, 2016, the Company calculated the tax provision based on the estimated annual effective tax rate expected for the full year which included current Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

12.      Other Long-term Liabilities

Other long term liabilities as of June 30, 2017 consisted of $2,671, which represents the long-term portion of deferred rent primarily related to the Company's operating leases for office space in Moorestown, NJ and a new space in South Carolina dedicated to software development, which the Company began to occupy in June 2017.

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

(b)    Common Stock Warrants

On April 7, 2017, 28,431 shares of common stock were issued upon the net exercise of 32,216 warrants to purchase common stock at an exercise price of $1.55 per share. As of June 30, 2017, no warrants to purchase shares of common stock were outstanding. During the six months ended June 30, 2016, the Company issued 210,817 shares of common stock upon the net exercise of warrants to purchase 232,787 shares of common stock.

(c)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

through a combination of cash on hand, cash generated by operations or borrowings under the Amended 2015 Revolving Line. During the three months ended June 30, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959. As of June 30, 2017, $4,041 of common stock remained available for repurchase.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). During 2017, the Board approved an increase of 831,423 shares to the share reserve. As of June 30, 2017, 526,198 shares were available for future grants under the 2016 Plan.

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

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense was being recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant were scheduled to fully vest. For the three and six months ended June 30, 2017, $2,084 and $5,159 of expense was recognized related to this grant, respectively. As of June 30, 2017, there was no unrecognized compensation expense related to this grant. On June 12, 2017, the Company entered into an amendment with each recipient of this grant to amend the vesting date from May 31, 2017 to May 31, 2018.

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to its non-employee directors, which represents both the initial and annual grants to such directors. The initial grant will vest in three substantially equal annual installments over three years following the grant date and the annual grant (“2016 Annual Grant”) will vest in full on the earlier of the next annual shareholder meeting or the one year anniversary of the grant date. The value of the grants is based on the IPO price of $12.00 per share. On March 8, 2017, the Company granted 5,212 shares of restricted common stock under the 2016 Plan to a newly appointed non-employee director, which represents such director’s initial grant and will vest in three substantially equal annual installments over three years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.68 per share. On June 16, 2017, the date of the Company’s annual shareholder meeting, the 2016 Annual Grant fully vested and 7,420 shares were issued to such directors. On June 16, 2017, the Company granted 10,384 shares of restricted common stock (“2017 Annual Grant”) to its non-employee directors, which will vest in full on the earlier of

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the next annual shareholder meeting or the one year anniversary of the grant. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.54 per share. For the three and six months ended June 30, 2017, $53 and $109 of expense was recognized related to these grants, respectively. As of June 30, 2017, there was unrecognized compensation expense of $332 related to these grants.

The Company recorded $879 and $131 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $1,569 and $258 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the six months ended June 30, 2017 and 2016, respectively.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
Valuation assumptions:	2017	2016
Expected volatility	61.00%	59.00%
Expected term (years)	6.02	6.08
Risk-free interest rate	2.24%	1.49%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2017 and 2016 was $7.88 and $7.29 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2017:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2016	3,059,690	$5.14
Granted	966,768	14.03
Exercised	(1,050,448)	3.20
Forfeited	(18,708)	8.72
Outstanding at June 30, 2017	2,957,302	$8.71	7.5	$18,852
Options vested and expected to vest at June 30, 2017	2,957,302	$8.71	7.5	$18,852
Exercisable at June 30, 2017	1,388,888	$3.29	5.5	$16,336

Included within the above table are 151,048 non-employee options outstanding as of June 30, 2017, of which 766 are unvested as of June 30, 2017 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $11,590 and $832, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of June 30, 2017, there was $10,223 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.1 years.

Cash received from option exercises for the six months ended June 30, 2017 was $179. During the six months ended June 30, 2017, 362,403 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 955,812 stock options with a gross exercise value of $3,186. During the six months ended June 30, 2016, 7,930 shares of common stock were delivered by option holders as payment for the exercise of 71,150 stock options with a gross exercise value of $104. No cash was received from the exercise of stock options for the six months ended June 30, 2016.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2017 and 2016, in the following expense categories of its consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue - product	$126	$29	$221	$58
Cost of revenue - service	69	7	112	14
Research and development	216	10	320	21
Sales and marketing	165	22	282	44
General and administrative	2,440	63	5,902	121
	$3,016	$131	$6,837	$258

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

The Company has classified liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2017

Liabilities
Acquisition-related contingent consideration - short-term	—	—	1,547	1,547
	$—	$—	$1,547	$1,547

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

The changes in fair value of the Company’s acquisition-related contingent consideration for the six months ended June 30, 2017 was as follows:

Balance at December 31, 2016	3,008
Fair value of cash consideration paid	(1,498)
Adjustments to fair value measurement	37
Balance at June 30, 2017	$1,547

16.     Commitments and Contingencies

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

As of June 30, 2017 and December 31, 2016, the Company was contingently liable for $500 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ (see Note 10).

17.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $148 and $102 during the three months ended June 30, 2017 and 2016, respectively. The Company made contributions to participants’ accounts totaling $284 and $102 during the six months ended June 30, 2017 and 2016, respectively.

18.     Employment Agreements and Incentive Arrangements

On April 25, 2017, the Company entered into employment agreements with each of the Company’s named executive officers. The employment agreements provide for, among other things, salary, incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the executives have agreed to refrain from competing with the Company or soliciting the Company’s employees or customers for a period following the executive’s termination of employment. Each employment agreement is effective as of April 1, 2017, has an initial three year term and will automatically renew each anniversary thereafter.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On April 25, 2017, the Company’s Board also adopted the Annual Incentive Plan, effective as of January 1, 2017, which formalizes the Company’s annual short-term incentive program and does not represent a new compensation program for the named executive officers. The Annual Incentive Plan provides pay for performance incentive compensation to the Company’s employees, including its named executive officers, rewarding them for their contributions to the Company with cash incentive compensation based on attainment of pre-determined corporate and individual performance goals, as applicable.

19.     Related-Party Transactions

During 2016, the Company engaged Tunstall Consulting, a corporate financial planning company, to provide professional services related to obtaining a prior credit facility. Tunstall Consulting is owned and operated by a member of the Board. Costs incurred by the Company for professional services provided by the related party were $104 and were recorded as deferred financing costs during 2016, which were subsequently fully amortized when the facility was repaid in full during the third quarter of 2016.

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

The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine." We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 158,000 messages exchanged during June 2017.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2016 we were serving 133 healthcare organizations and, as of June 30, 2017, this number has grown to 140 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the three and six months ended June 30, 2017 were $29.7 million and $57.3 million, respectively, compared to $22.4 million and $42.6 million for the three and six months ended June 30, 2016, respectively. We incurred a net loss of $1.5 million and $4.3 million for the three and six months ended June 30, 2017, respectively, and incurred a net loss of $0.3 million and $0.1 million for the three and six months ended June 30, 2016, respectively. Our adjusted EBITDA for the three and six months ended June 30, 2017 was $3.6 million and $6.6 million, respectively, compared to $2.8 million and $5.6 million for the three and six months ended June 30, 2016, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

	Three Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$29,656	$22,418	$7,238	32%
Net loss	(1,464)	(286)	(1,178)	nm
Adjusted EBITDA	3,621	2,790	831	30

	Six Months Ended
	June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$57,345	$42,575	$14,770	35%
Net loss	(4,345)	(77)	(4,268)	nm
Adjusted EBITDA	6,601	5,589	1,012	18

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

Financing

On July 1, 2016 we amended our revolving line of credit, or the 2015 Line of Credit, which was entered into on April 29, 2015 with a lender pursuant to the terms of a loan and security agreement. The 2015 Line of Credit provides for borrowings in an aggregate amount up to $25.0 million to be used for general corporate purposes, including repayment of a prior line of credit. We initially borrowed $10.0 million under the 2015 Line of Credit. As of June 30, 2017, no amounts were outstanding under the 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the 2015 Line of Credit.

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

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended June 30, 2017 and 2016, product sales represented 81% and 90% of our total revenue, respectively, and service revenue represented 19% and 10% of our total revenue, respectively. For the six months ended June 30, 2017 and 2016, product sales represented 82% and 89% of our total revenue, respectively, and service revenue represented 18% and 11% of our total revenue, respectively.

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

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the bundled medication risk management offering, including costs relating to our pharmacists' collaboration on a patient's medication management, medication risk analysis and offering guidance to the prescriber based upon the assessment of the MRM Matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription medications. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended June 30, 2017 and 2016, prescription medication costs represented 75% and 76% of our total product costs, respectively. For the six months ended June 30, 2017 and 2016, prescription medication costs represented 75% and 76% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our clinical pharmacist support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

Accretion (Decretion) of Redeemable Convertible Preferred Stock

Historically, the carrying values of Series A and Series A-1 redeemable convertible preferred stock were being accreted to their respective redemption values at each reporting period, from the date of issuance to the earliest date the holders can demand redemption. The carrying value of Series B redeemable convertible preferred stock was being accreted (decreted) to redemption value at each reporting period at the greater of (i) the original issuance price plus unpaid accrued dividends or (ii) the fair value of the redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, our preferred stock automatically converted into shares of our common stock.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Product revenue	$24,074	$20,216	$3,858	19%	$46,770	$38,001	$8,769	23%
Service revenue	5,582	2,202	3,380	153	10,575	4,574	6,001	131
Total revenue	29,656	22,418	7,238	32	57,345	42,575	14,770	35
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,463	15,170	3,293	22	35,868	28,152	7,716	27
Service cost	2,505	952	1,553	163	4,755	1,903	2,852	150
Total cost of revenue	20,968	16,122	4,846	30	40,623	30,055	10,568	35
Gross profit	8,688	6,296	2,392	38	16,722	12,520	4,202	34
Operating expenses:
Research and development	1,291	961	330	34	2,510	1,850	660	36
Sales and marketing	1,314	860	454	53	2,544	1,630	914	56
General and administrative	5,490	1,816	3,674	202	11,999	3,709	8,290	224
Change in fair value of acquisition-related contingent consideration expense	16	45	(29)	(64)	37	99	(62)	(63)
Depreciation and amortization	1,799	1,135	664	59	3,564	2,139	1,425	67
Total operating expenses	9,910	4,817	5,093	106	20,654	9,427	11,227	119
(Loss) income from operations	(1,222)	1,479	(2,701)	nm	(3,932)	3,093	(7,025)	nm
Other (income) expense:
Change in fair value of warrant liability	—	121	(121)	(100)	—	(13)	13	(100)
Interest expense	77	1,505	(1,428)	(95)	153	3,008	(2,855)	(95)
Total other expense	77	1,626	(1,549)	(95)	153	2,995	(2,842)	(95)
(Loss) income before income taxes	(1,299)	(147)	(1,152)	nm	(4,085)	98	(4,183)	nm
Income tax expense	165	139	26	19	260	175	85	49
Net loss	$(1,464)	$(286)	$(1,178)	nm	$(4,345)	$(77)	$(4,268)	nm

nm = not meaningful

Comparison of the Three Months Ended June 30, 2017 and 2016

Product Revenue

Product revenue increased $3.9 million, or 19%, from $20.2 million for the three months ended June 30, 2016 to $24.1 million for the comparable period in 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $3.6 million of the increase. Of that $3.6 million increase, approximately $1.5 million was attributable to new customers acquired period over period, while the remaining $2.1 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $305 thousand of the overall increase in product revenue.

Service Revenue

Service revenue increased $3.4 million, or 153%, from $2.2 million for the three months ended June 30, 2016 to $5.6 million for the three months ended June 30, 2017. The increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in $2.4 million of revenue primarily related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. Additionally, increases in our pharmacy cost management services of $592 thousand were the result of an increase in manufacturer fees related to the sale of medication utilization data. In addition, there was a $375 thousand increase in revenue related to our risk adjustment services. Of this total increase, $144 thousand was related to revenue generated from new risk adjustment clients and $231 thousand was attributable to organic growth with existing clients.

For the three months ended June 30, 2017, $3.9 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, as well as subscription revenue related to our pharmacy cost management contracts.  The remaining $1.7 million primarily represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services. For the three months ended June 30, 2016, service revenue generated from our PMPM fees and subscription revenue was $1.2 million and the remaining $1.0 million represented hourly consulting charges, setup fees and data and statistics revenue generated from our pharmacy cost management and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $3.3 million, or 22%, from $15.2 million for the three months ended June 30, 2016 to $18.5 million for the comparable period in 2017. This increase was largely driven by increased volume of revenue, which contributed approximately $2.0 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $244 thousand to the overall increase in the cost of product revenue. In addition, labor costs increased $731 thousand, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $230 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients.

Cost of Service Revenue

Cost of service revenue increased $1.6 million, or 163%, from $952 thousand for the three months ended June 30, 2016 to $2.5 million for the three months ended June 30, 2017. The increase was primarily attributable to $1.1 million of additional labor costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. The increase in labor costs was primarily due to $723 thousand related to added headcount to support our MRM Service Contracts, a $197 thousand increase in risk adjustment personnel costs, a $135 thousand increase in internal labor allocations related to other services, and a $55 thousand increase in pharmacy cost management personnel costs. Other costs of service revenue also increased $443 thousand primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts.

Research and Development Expenses

Research and development expenses increased $330 thousand, or 34%, from $961 thousand for the three months ended June 30, 2016 to $1.3 million for the comparable period in 2017. The increase was primarily due to a $396 thousand increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The increase in research and development expenses was partially offset by a decrease in professional services during the second quarter of 2017.

Sales and Marketing Expenses

Sales and marketing expenses increased $454 thousand, or 53%, from $860 thousand for the three months ended June 30, 2016 to $1.3 million for the comparable period in 2017. The increase in sales and marketing expense was primarily due to a $533 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. This increase was partially offset by a decrease in travel and entertainment expenses and other marketing related expenses.

General and Administrative Expenses

General and administrative expenses increased $3.7 million, or 202%, from $1.8 million for the three months ended June 30, 2016 to $5.5 million for the comparable period in 2017. The increase was primarily attributable to a $2.4 million increase in stock-based compensation costs primarily related to shares of restricted stock that were granted to certain employees in September 2016, and an increase in stock option expense as a result of stock options granted to employees during the fourth quarter of 2016 and the first quarter of 2017. Personnel costs, including salaries and benefits, also increased by $605 thousand primarily due to an increase in headcount to support the overall growth of our operations. In addition, we incurred approximately $387 thousand of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors and officers liability insurance, professional services for investor relations, and fees for directors.

Acquisition-related Contingent Consideration Expense

During the three months ended June 30, 2017 and 2016, there was a $16 thousand and a $45 thousand charge incurred, respectively, related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $664 thousand, or 59%, from $1.1 million for the three months ended June 30, 2016 to $1.8 million for the comparable period in 2017. This increase was due to a $530 thousand increase in amortization expense, which included a $161 thousand increase in amortization of capitalized software related to new software functionality placed into service after June 30, 2016, and a $370 thousand increase in amortization expense of intangible assets, primarily related to intangible assets acquired from 9176-1916 Quebec Inc. in September 2016. An additional $133 thousand increase in depreciation and amortization expense was attributable to purchases of property and equipment and leasehold improvements primarily related to our new location for our headquarters.

Change in Fair Value of Warrant Liability

During the three months ended June 30, 2016, we recognized a $121 thousand charge for the change in fair value of warrant liability due to a slight increase in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $1.4 million, or 95%, from $1.5 million for the three months ended June 30, 2016 to $77 thousand for the three months ended June 30, 2017. The decrease in interest expense was primarily due to the repayment of the Medliance Notes, as well as two separate loans with Eastward Capital Partners in July 2016. In addition, there were no amounts outstanding under the 2015 Line of Credit as of June 30, 2017 compared to an outstanding balance of $14.5 million as of June 30, 2016.

Income Taxes

For the three months ended June 30, 2017, we recorded tax expense of $165 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (12.7)% for the period. We recorded a full valuation allowance against our deferred tax assets as of June 30, 2017 and December 31, 2016. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and we used the actual effective tax rate for the year to date as our best estimate to determine our tax expense for the three months ended June 30, 2017.

For the three months ended June 30, 2016, we recognized tax expense of $139 thousand, which resulted in an effective tax rate of (94.6%). We calculated the tax provision based on the estimated annual effective tax rate expected for the full year which included Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

Comparison of the Six Months Ended June 30, 2017 and 2016

Product Revenue

Product revenue increased $8.8 million, or 23%, from $38.0 million for the six months ended June 30, 2016 to $46.8 million for the comparable period in 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $7.8 million of the increase. Of that $7.8 million increase, approximately $2.5 million was attributable to new customers acquired period over period, while the remaining $5.3 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $983 thousand of the overall increase in product revenue.

Service Revenue

Service revenue increased $6.0 million, or 131%, from $4.6 million for the six months ended June 30, 2016 to $10.6 million for the six months ended June 30, 2017. The increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in $4.8 million of revenue primarily related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. In addition, there was a $661 thousand increase in revenue related to our risk adjustment services. Of this total increase, $248 thousand was related to revenue generated from new risk adjustment clients and $413 thousand was attributable to organic growth with existing clients. Increases in our pharmacy cost management services of $481 thousand were primarily due to an increase in manufacturer fees related to the sale of medication utilization data.

For the six months ended June 30, 2017, $7.7 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, as well as subscription revenue related to our pharmacy cost management contracts.  The remaining $2.9 million represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services, and other services. For the six months ended June 30, 2016, service revenue generated from our PMPM fees and subscription revenue was $2.4 million and the remaining $2.2 million represented hourly consulting charges, setup fees and data and statistics revenue generated from our pharmacy cost management and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $7.7 million, or 27%, from $28.2 million for the six months ended June 30, 2016 to $35.9 million for the comparable period in 2017. This increase was largely driven by increased volume of revenue, which contributed approximately $4.4 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.2 million to the overall increase in the cost of product revenue. In addition, labor costs increased $1.3 million, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $506 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. In addition, rent and utilities expenses increased $105 thousand as a result of the new location for our headquarters and pharmacy.

Cost of Service Revenue

Cost of service revenue increased $2.9 million, or 150%, from $1.9 million for the six months ended June 30, 2016 to $4.8 million for the six months ended June 30, 2017. The increase was primarily attributable to $1.9 million of additional labor costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. The increase in labor costs was primarily due to a $1.4 million increase related to added headcount to support our MRM Service Contracts, a $119 thousand increase in pharmacy cost management personnel costs, a $243 thousand increase in risk adjustment personnel costs, and a $178 thousand increase in internal labor allocations related to other services. Other costs of service revenue also increased $941 thousand primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts.

Research and Development Expenses

Research and development expenses increased $660 thousand, or 36%, from $1.9 million for the six months ended June 30, 2016 to $2.5 million for the comparable period in 2017. The increase was primarily due to a $643 thousand increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The remaining increase was primarily due to an increase in rent and utilities expenses as a result of the new location for our headquarters, and increased conference expenses to support scientific education research and development activities, which were partially offset by a decrease in professional services.

Sales and Marketing Expenses

Sales and marketing expenses increased $914 thousand, or 56%, from $1.6 million for the six months ended June 30, 2016 to $2.5 million for the comparable period in 2017. The increase in sales and marketing expense was primarily due to a $923 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The increase in sales and marketing expense was also attributable to a $91 thousand increase in consulting and public relations costs, which was partially offset by a $38 thousand decrease in travel and entertainment expenses.

General and Administrative Expenses

General and administrative expenses increased $8.3 million, or 224%, from $3.7 million for the six months ended June 30, 2016 to $12.0 million for the comparable period in 2017. The increase was primarily attributable to a $5.9 million increase in stock-based compensation costs primarily related to shares of restricted stock that were granted to certain employees in September 2016, and an increase in stock option expense as a result of stock options granted to employees during the fourth quarter of 2016 and the first quarter of 2017. Personnel costs, including salaries and benefits, also increased by $1.1 million primarily due to an increase in headcount to support the overall growth of our operations. In addition, we incurred approximately $758 thousand of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors and officers liability insurance, professional services for investor relations, and fees for directors.

Acquisition-related Contingent Consideration Expense

During the six months ended June 30, 2017 and 2016, there was a $37 thousand and a $99 thousand charge incurred, respectively, related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.4 million, or 67%, from $2.1 million for the six months ended June 30, 2016 to $3.6 million for the comparable period in 2017. This increase was due to a $1.1 million increase in amortization expense, which included a $356 thousand increase in amortization of capitalized software related to new software functionality placed into service after June 30, 2016, and a $744 thousand increase in amortization expense of intangible assets, primarily related to intangible assets acquired from 9176-1916 Quebec Inc. in September 2016. An additional $325 thousand increase in depreciation and amortization expense was attributable to purchases of property and equipment and leasehold improvements primarily related to our new location for our headquarters.

Change in Fair Value of Warrant Liability

During the six months ended June 30, 2016, we recognized a $13 thousand gain for the change in fair value of warrant liability due to a slight decrease in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $2.9 million, or 95%, from $3.0 million for the six months ended June 30, 2016 to $153 thousand for the six months ended June 30, 2017. The decrease in interest expense was primarily due to the repayment of the Medliance Notes, as well as two separate loans with Eastward Capital Partners in July 2016. In addition, there were no amounts outstanding under the 2015 Line of Credit as of June 30, 2017 compared to an outstanding balance of $14.5 million as of June 30, 2016.

Income Taxes

For the six months ended June 30, 2017, we recorded tax expense of $260 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (6.4)% for the period. We recorded a full valuation allowance against our deferred tax assets as of June 30, 2017 and December 31, 2016. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and we used the actual effective tax rate for the year to date as our best estimate to determine our tax expense for the six months ended June 30, 2017.

For the six months ended June 30, 2016, we recognized tax expense of $175 thousand, which resulted in an effective tax rate of 178.6%. We calculated the tax provision based on the estimated annual effective tax rate expected for the full year which included Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, change in fair value of warrant liability, payroll tax expense related to stock option exercises, and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(1,464)	$(286)	$(4,345)	$(77)
Add:
Change in fair value of warrant liability	—	121	—	(13)
Interest expense	77	1,505	153	3,008
Income tax expense	165	139	260	175
Depreciation and amortization	1,799	1,135	3,564	2,139
Change in fair value of acquisition-related contingent consideration expense	16	45	37	99
Payroll tax expense related to stock option exercises	12	—	95	—
Stock-based compensation expense	3,016	131	6,837	258
Adjusted EBITDA	$3,621	$2,790	$6,601	$5,589

Adjusted Diluted Net Income Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, fair value adjustments for acquisition-related contingent consideration, payroll tax expense related to stock option exercises, stock-based compensation expense, and the tax impact of those items expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share attributable to common shareholders to Adjusted Diluted EPS
Net loss	$(1,464)		$(286)		$(4,345)		$(77)
Accretion of redeemable convertible preferred stock	—		(604)		—		(202)
GAAP net loss attributable to common stockholders, basic and diluted, and net loss income per share attributable to common stockholders, basic and diluted	$(1,464)	$(0.09)	$(890)	$(0.18)	$(4,345)	$(0.27)	$(279)	$(0.06)
Adjustments:
Accretion of redeemable convertible preferred stock	—		604		—		202
Change in fair value of warrant liability	—		121		—		(13)
Change in fair value of acquisition-related contingent consideration expense	16		45		37		99
Payroll tax expense on stock option exercises	12		—		95		—
Stock-based compensation expense	3,016		131		6,837		258
Impact to income taxes (1)	(500)		82		(840)		11
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$1,080	$0.06	$93	$0.01	$1,784	$0.10	$278	$0.02

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

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share attributable to common stockholders on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares of common stock outstanding	16,506,585	4,860,758	16,373,413	4,765,977
Weighted average shares of common stock outstanding, basic and diluted for GAAP	16,506,585	4,860,758	16,373,413	4,765,977
Adjustments:
Weighted average dilutive effect of stock options	1,190,161	1,963,674	1,344,361	1,974,718
Weighted average dilutive effect of common shares from stock warrants	8,551	203,103	18,662	293,455
Weighted average dilutive effect of restricted stock	651,448	—	556,459	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion (1)	—	5,414,564	—	5,414,700
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	18,356,745	12,442,099	18,292,895	12,448,850

(1)

In computing Adjusted Diluted EPS, net income (loss) attributable to common stockholders was adjusted to eliminate the effects of outstanding preferred stock and preferred stock warrants. As such, the weighted average share amounts of these potentially dilutive securities were included in the computation of diluted net income per share attributable to common stockholders for the periods presented.

Liquidity and Capital Resources

Historically, we have incurred net losses from our operations. We incurred a net loss of $4.3 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of preferred stock and borrowings under our credit facilities. At June 30, 2017, we had cash of $2.8 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$6,816	$6,914
Net cash used in investing activities	(3,464)	(3,306)
Net cash used in financing activities	(4,886)	(1,335)
Net (decrease) increase in cash	$(1,534)	$2,273

Operating Activities

Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2017 and consisted primarily of our net loss of $4.2 million offset by the addition of noncash items of $10.7 million and by changes in our operating assets and liabilities totaling $427 thousand. The noncash items primarily included $3.6 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $6.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of June 30, 2017, and an increase in other long-term liabilities due to cash allowances we received for leasehold improvements related to our new space in South Carolina dedicated to software development, which we began to occupy in June 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM Service Contracts.

Net cash provided by operating activities was $6.9 million for the six months ended June 30, 2016 and consisted primarily of our net loss of $77 thousand, offset by changes in our operating assets and liabilities totaling $3.8 million and the addition of noncash items of $3.2 million. The significant factors that contributed to the change in operating assets and liabilities primarily included a net increase in accrued expenses and other long-term liabilities for the cash allowance we received from our landlord for leasehold improvements related to our new office location in Moorestown, NJ as well as an increase in accrued expenses related to accrued interest on the Medliance Notes, which was classified as long-term. Cash provided by operating activities was also due to an increase in accounts payable primarily due to increased inventory purchases to support higher revenue growth. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $2.1 million, amortization of deferred financing fees and debt discounts of $1.2 million, stock-based compensation expenses of $258 thousand, an expense of $99 thousand for the revaluation of acquisition contingent consideration and an expense of $133 thousand for deferred income tax, partially offset by payments of $589 thousand for imputed interest on debt.

Investing Activities

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2017 and $3.3 million for the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 reflected $2.0 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, NJ, our new space in South Carolina dedicated to software development, and new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $1.5 million in software development costs.

Investing activities for the six months ended June 30, 2016 reflects $2.9 million in purchases of property, equipment and leasehold improvements as part of our preparation to move our corporate headquarters to the new office location in Moorestown, NJ and $576 thousand in software development costs, offset by a decrease of $200 thousand in restricted cash from the release of funds for the final acquisition consideration payment related to the St. Mary’s Prescription Pharmacy, or SMPP, acquisition.

Financing Activities

Net cash used in financing activities was $4.9 million for the six months ended June 30, 2017 compared to cash used in financing activities of $1.3 million for the six months ended June 30, 2016. Financing activities for the six months ended June 30, 2017 primarily reflected $2.1 million in payments for payroll taxes remitted to taxing authorities on behalf of employees from shares withheld from the net exercise of stock options during 2017. Net cash used in financing activities also included a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition, $959 thousand in payments for the repurchase of common stock, and $335 thousand in payments of long-term debt.

Financing activities for the six months ended June 30, 2016 were primarily attributable to borrowings of $4.5 million under the 2015 Line of Credit offset by $982 thousand in deferred costs associated with our IPO, $2.1 million in payments of deferred and contingent purchase price consideration related to our SMPP and Medliance acquisitions and $2.7 million in payments of long-term debt.

Funding Requirements

Historically, we have incurred net losses since our inception and we had an accumulated deficit of $39.3 million as of June 30, 2017. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $2.8 million as of June 30, 2017, borrowing capacity under our 2015 Line of Credit and cash flows from continuing operations will be sufficient to fund our planned operations through at least June 30, 2018. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

In April 2015, we entered into the 2015 Line of Credit with Western Alliance, which was amended in July 2016, pursuant to which we can request up to $25.0 million in revolving advances. Amounts outstanding under the 2015 Line of Credit bear interest at a variable rate based upon Western Alliance's prime rate plus 0.5%, with Western Alliance's prime rate having a floor of 3.5%. Interest is payable monthly. The 2015 Line of Credit has a maturity date of July 1, 2018, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of June 30, 2017, we had no amounts outstanding under the 2015 Line of Credit.

The 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the 2015 Line of Credit, a minimum monthly recurring revenue retention rate, measured quarterly, and a minimum EBITDA, measured quarterly. The 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures in excess of $2.5 million. The 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $250 thousand that remain unsatisfied for 30 days or longer. The 2015 Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of June 30, 2017, we were in compliance with all of the financial covenants related to the 2015 Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, no amounts were outstanding under our 2015 Line of Credit and no borrowings were made on the 2015 Line of Credit during 2017. We entered into the 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus 0.5%, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had borrowings on the 2015 Line of Credit during the three and six months ended June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In April 2017, 28,431 shares of common stock were issued upon the net exercise of 32,216 outstanding warrants. The value of the shares issued was $50 thousand.

The offer, sale, and issuance of the shares of common stock described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipients of securities in these transactions were accredited investors and had adequate access, through employment, business or other relationships, to information about us.

Purchases of Equity Securities

On April 25, 2017 our board of directors authorized the Company to repurchase up to $5.0 million of our common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. We fund repurchases of our common stock through a combination of cash on hand, cash generated by operations or borrowings under our 2015 Line of Credit. During the quarter ended June 30, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959 thousand.

The following table presents information relating to the shares repurchased during the quarter ended June 30, 2017:

			Total number of	Maximum dollar
	Total		shares purchased	value of shares
	number of	Average	as part of publicly	that may yet
	shares	price paid	announced plans	be purchased under the
	purchased	per share	or programs	plans or programs
				(In thousands)
April 1, 2017 - April 30, 2017	—	$—	—	$5,000
May 1, 2017 - May 31, 2017	69,466	13.02	69,466	4,096
June 1, 2017 - June 30, 2017	4,000	13.52	4,000	4,041
Total	73,466	$13.05	73,466	$4,041

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

TABULA RASA HEALTHCARE, INC.

Date: August 8, 2017	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
4.1	Investor Rights Agreement, dated as of June 30, 2014	S-1	1/4/2016	4.1
4.2	Stockholders Agreement (as amended)	S-1/A	7/21/2016	4.2
4.3	Amended and Restated Preferred Series A-1 Convertible Stock Warrant, dated as of April 21, 2016, issued to the New Jersey Economic Development Authority	S-1/A	7/21/2016	4.8
10.1	Employment Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. Calvin Knowlton, effective as of April 1, 2017	8-K	4/28/2017	10.1
10.2	Employment Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. Orsula Knowlton, effective as of April 1, 2017	8-K	4/28/2017	10.2
10.3	Employment Agreement, by and between Tabula Rasa HealthCare, Inc. and Brian Adams, effective as of April 1, 2017	8-K	4/28/2017	10.3
10.4	Tabula Rasa HealthCare, Inc. Annual Incentive Plan, effective January 1, 2017	8-K	4/28/2017	10.4
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