Form 10-Q
period 2017-09-30
Tabula Rasa HealthCare, Inc.
filed 2017-11-09
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the Registrant had 17,848,999 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash	$5,939	$4,345
Accounts receivable, net	16,631	6,646
Inventories	2,781	2,911
Rebates receivable	342	312
Prepaid expenses	2,278	869
Other current assets	315	581
Total current assets	28,286	15,664
Property and equipment, net	8,872	6,409
Software development costs, net	4,264	3,350
Goodwill	63,125	21,686
Intangible assets, net	63,347	25,297
Other assets	647	333
Total assets	$168,541	$72,739
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$927	$674
Acquisition-related consideration payable	50	568
Acquisition-related contingent consideration	15,224	1,493
Accounts payable	14,366	6,115
Accrued expenses and other liabilities	8,101	2,159
Total current liabilities	38,668	11,009
Line of credit	35,000	—
Long-term debt	1,019	1,072
Long-term acquisition-related contingent consideration	13,652	1,515
Deferred income tax liability	1,592	832
Other long-term liabilities	2,637	2,205
Total liabilities	92,568	16,633

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,905,402 and 16,628,476 shares issued and 17,831,936 and 16,628,476 shares outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	108,503	91,027
Treasury stock, at cost; 73,466 and no shares at September 30, 2017 and December 31, 2016, respectively	(959)	—
Accumulated deficit	(31,573)	(34,923)
Total stockholders’ equity	75,973	56,106
Total liabilities and stockholders’ equity	$168,541	$72,739

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$24,621	$20,731	$71,391	$58,732
Service revenue	8,647	3,443	19,222	8,017
Total revenue	33,268	24,174	90,613	66,749
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,979	15,951	54,847	44,103
Service cost	4,486	1,232	9,241	3,135
Total cost of revenue	23,465	17,183	64,088	47,238
Gross profit	9,803	6,991	26,525	19,511
Operating expenses:
Research and development	1,527	1,028	4,037	2,878
Sales and marketing	1,325	881	3,869	2,511
General and administrative	4,098	2,053	16,097	5,762
Change in fair value of acquisition-related contingent consideration expense	923	47	960	146
Depreciation and amortization	2,166	1,276	5,730	3,415
Total operating expenses	10,039	5,285	30,693	14,712
Income (loss) from operations	(236)	1,706	(4,168)	4,799
Other (income) expense:
Change in fair value of warrant liability	—	(626)	—	(639)
Interest expense	174	1,242	327	4,250
Loss on extinguishment of debt	—	1,396	—	1,396
Total other expense	174	2,012	327	5,007
Income (loss) before income taxes	(410)	(306)	(4,495)	(208)
Income tax (benefit) expense	(8,105)	(164)	(7,845)	11
Net income (loss)	$7,695	$(142)	$3,350	$(219)
Net income (loss) attributable to common stockholders:
Basic	$7,695	$1,228	$3,350	$1,080
Diluted	$7,695	$(803)	$3,350	$(894)
Net income (loss) per share attributable to common stockholders:
Basic	$0.46	$0.25	$0.20	$0.22
Diluted	$0.41	$(0.08)	$0.18	$(0.09)
Weighted average common shares outstanding:
Basic	16,699,102	4,918,885	16,483,169	4,817,285
Diluted	18,646,031	10,333,723	18,411,800	10,232,050

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	—	$—	16,628,476	$2	—	$—	$91,027	$(34,923)	$56,106
Issuance of common stock in connection with acquisition	—	—	520,821	—	—	—	11,541	—	11,541
Issuance of restricted stock	—	—	35,596	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	(246)	—	—	—	—	—	—
Shares repurchased	—	—	—	—	(73,466)	(959)	—	—	(959)
Net exercise of stock warrants	—	—	28,431	—	—	—	—	—	—
Net exercise of stock options	—	—	593,887	—	—	—	(2,035)	—	(2,035)
Exercise of stock options	—	—	98,437	—	—	—	194	—	194
Stock-based compensation expense	—	—	—	—	—	—	7,776	—	7,776
Net income	—	—	—	—	—	—	—	3,350	3,350
Balance, September 30, 2017	—	$—	17,905,402	$2	(73,466)	$(959)	$108,503	$(31,573)	$75,973

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,350	$(219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,730	3,415
Amortization of deferred financing costs and debt discount	72	1,255
Payment of imputed interest on debt	—	(3,893)
Deferred taxes	(8,137)	(27)
Stock-based compensation	7,776	481
Change in fair value of warrant liability	—	(639)
Change in fair value of acquisition-related contingent consideration	960	146
Other noncash items	17	—
Loss on extinguishment of debt	—	1,396
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable, net	(1,676)	(1,729)
Inventories	130	(305)
Rebates receivable	(30)	759
Prepaid expenses and other current assets	(169)	(114)
Other assets	(58)	(171)
Accounts payable	29	(191)
Accrued expenses and other liabilities	3,274	340
Other long-term liabilities	432	1,973
Net cash provided by operating activities	11,700	2,477

Cash flows from investing activities:
Purchases of property and equipment	(2,618)	(2,947)
Software development costs	(2,223)	(1,201)
Purchases of intangible assets	—	(29)
Change in restricted cash	—	200
Purchase of businesses, net of cash acquired	(34,452)	(1,000)
Net cash used in investing activities	(39,293)	(4,977)

Cash flows from financing activities:
Payments for repurchase of common stock	(959)	—
Proceeds from exercise of stock options	194	—
Payments for employee taxes for shares withheld	(2,123)	—
Payments for debt financing costs	(220)	(1,521)
Borrowings on line of credit	35,342	6,000
Repayments of line of credit	(342)	—
Payments of acquisition-related consideration	(550)	(180)
Repayment of note payable related to acquisition	—	(14,337)
Payments of initial public offering costs	(132)	(2,191)
Payments of contingent consideration	(1,498)	(1,895)
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(525)	(13,609)
Net cash provided by financing activities	29,187	2,267
Net increase (decrease) in cash	1,594	(233)
Cash, beginning of period	4,345	2,026
Cash, end of period	$5,939	$1,793

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$50	$1,470
Additions to property, equipment, and software development purchases included in accounts payable	$46	$238
Deferred offering costs included in accounts payable	$—	$1,006
Cash paid for interest	$156	$7,901
Decretion of redeemable convertible preferred stock to redemption value	$—	$(2,439)
Stock issued in connection with acquisition	$11,541	$—

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

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $5,939 as of September 30, 2017, cash flows from operations and borrowing availability under the Amended and Restated 2015 Revolving Line are sufficient to fund the Company's planned operations through at least December 31, 2018. See Note 10 for additional information.

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

Service Revenue

The Company provides medication risk management services utilizing the Medication Risk Mitigation Matrix (“MRM Matrix”) technology alone, without the related fulfillment services, which are referred to as MRM Service Contracts. The Company began entering into these MRM Service Contracts in the third quarter of 2016. The Company’s MRM Service Contracts also include services provided by the SinfoníaRx business, which was acquired on September 6, 2017. The SinfoníaRx business provides Medication Therapy Management (“MTM”) technology and services for

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Medicare, Medicaid, and commercial health plans, which are referred to as MTM Contracts. See Note 4 for additional information about the acquisition of the SinfoníaRx business.

The Company also enters into contracts with healthcare organizations to provide (i) risk adjustment and (ii) pharmacy cost management services, which include training client staff and providers about documentation and diagnosis coding, analyzing clients' data collection and submission processes, and delivering meaningful analytics for understanding reimbursement complexities.

Under the MRM Service Contracts, MTM Contracts and risk adjustment contracts, there are generally three revenue generating components:

Set up fees:

The Company's contracts for Medication Risk Mitigation (“MRM”) and risk adjustment services often require customers to pay non-refundable set up fees, which are deferred and recognized over the estimated term of the contract. These fees are charged at the beginning of the customer relationship as compensation for the Company's efforts to prepare the customer and configure its system for the data collection process. The set up activities do not represent a separate unit of accounting as they do not have value apart from the broader MRM Service Contracts, MTM Contracts and risk adjustment contracts. Incremental direct costs associated with such set up activities are also deferred and amortized over the shorter of the estimated customer life or stated contract period.

Per member per month fees

The Company receives a fixed monthly fee for each member in the respective programs. These services represent a separate unit of accounting and are offered independently from any other services. Revenue for these services is recognized each month as the services are performed.

Hourly consulting fees or transactional based fees

The Company sometimes contracts with customers to perform various other services. Such services are billed on a time and materials basis, at agreed hourly rates, or on a per transaction basis. Consulting services represent a separate unit of accounting and are offered independently from any other services. Revenue for these services is recognized as time is incurred on the project.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(f)    Cost of Service Revenue

Cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. In addition, service costs include all costs directly related to servicing the Company’s MRM Service Contracts and MTM Contracts, which primarily consist of labor costs, consultant fees, technology services and overhead costs.

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

The Company intends to adopt the new standard effective January 1, 2018 but has not yet determined which transition method will be used. The Company is currently analyzing significant contracts with customers to determine the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and disclosures. The Company will continue to assess all potential impacts of the standard on existing and new customer contracts during 2017 and on the Company’s processes and internal controls over financial reporting. A final evaluation of the impact of the adoption of the new standard is expected to be completed by the end of 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in this update simplify certain aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies be recorded as an income tax benefit or expense in the statement of operations when the awards vest or are settled and as operating cash flows when realized. The excess

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

tax benefits are recognized regardless of whether the benefit reduces income taxes payable in the current period. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 effective January 1, 2017. The Company elected to record forfeitures as they occur. There was no impact of this election because prior to the adoption the Company’s historical forfeitures were de minimus. The adoption of this new standard resulted in the recognition of a tax benefit in the amount of $2,830 in the consolidated statement of operations related to tax windfall benefits generated during the nine months ended September 30, 2017.

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

3.     Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net income (loss) per share of common stock using the treasury stock method for the three and nine months ended September 30, 2017, and using the two-class method required for participating securities for the three and nine months ended September 30, 2016. The Company considered its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock during the period plus

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$7,695	$(142)	$3,350	$(219)
Decretion of redeemable convertible preferred stock	—	2,641	—	2,439
Undistributed income attributable to redeemable convertible preferred stockholders	—	(1,271)	—	(1,140)
Net income (loss) attributable to common stockholders, basic	$7,695	$1,228	$3,350	$1,080
Decretion of redeemable convertible preferred stock	—	(2,641)	—	(2,439)
Revaluation of warrant liability, net of tax	—	(661)	—	(675)
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	—	1,271	—	1,140
Net income (loss) attributable to common stockholders, diluted	$7,695	$(803)	$3,350	$(894)
Denominator (basic):
Weighted average shares of common stock outstanding, basic	16,699,102	4,918,885	16,483,169	4,817,285
Denominator (diluted):
Weighted average shares of common stock outstanding	16,699,102	4,918,885	16,483,169	4,817,285
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,235,883	—	1,308,202	—
Weighted average dilutive effect of restricted shares	711,046		607,988	—
Weighted average dilutive effect of common shares from warrants	—	—	12,441	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion	—	5,414,838	—	5,414,765
Weighted average shares of common stock outstanding, diluted	18,646,031	10,333,723	18,411,800	10,232,050
Net income per share attributable to common stockholders, basic	$0.46	$0.25	$0.20	$0.22
Net income (loss) per share attributable to common stockholders, diluted	$0.41	$(0.08)	$0.18	$(0.09)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options to purchase common stock	—	2,723,193	—	2,723,193
Restricted stock	—	722,646	—	722,646
Common stock warrants	—	213,806	—	213,806
	—	3,659,645	—	3,659,645

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Acquisitions

SinfoníaRx

On September 6, 2017, the Company, TRCRD, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), and TRSHC Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Merger Subs, Sinfonía HealthCare Corporation, a Delaware corporation (“Sinfonía”), Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative. Under the terms of the Merger Agreement, the Company acquired the SinfoníaRx business (“SRx”) as a result of Merger Sub I merging with and into Sinfonía, with Sinfonía surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and, immediately following the First Merger, Sinfonía merging with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company. The SRx business provides MTM technology and services for Medicare, Medicaid, and commercial health plans.

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Merger Agreement; (ii) common stock consideration issued upon closing valued at $11,541; and (iii) contingent purchase price consideration with a preliminary estimated fair value of $26,406 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the Merger Agreement, based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. In addition, the Company is not obligated to pay more than $35,000 in cash and the Company’s common stock for the first contingent payment, or more than $130,000 for the aggregate overall closing consideration (not taking into account certain adjustments set forth in the Merger Agreement) and contingent payments. A portion of the cash merger consideration is being held in escrow to secure potential claims by the Company for indemnification under the Merger Agreement and in respect of adjustments to the acquisition consideration.

The Company issued 520,821 shares of the Company’s common stock valued at $19.20 per share in satisfaction of the stock consideration issued at closing. The value for the stock consideration issued was calculated based on the arithmetic average of the daily volume-weighted average trading price per share of the Company’s common stock for the 20 trading days ended on and including the trading day prior to the date of the Merger Agreement, using trading prices reported on the NASDAQ Global Market. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $11,541.

In connection with the acquisition of SRx, the Company incurred direct acquisition costs of $949, which are recorded in general and administrative expenses in the consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $26,406. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration at closing, net of post-closing adjustments	$34,670
Stock consideration at closing	11,541
Estimated fair value of contingent consideration	26,406
Total fair value of acquisition consideration	$72,617

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$218
Accounts receivable	8,309
Prepaid expenses and other current assets	1,001
Property and equipment	1,419
Other assets	94
Trade name	4,429
Developed technology	12,640
Client relationships	19,579
Non-competition agreement	4,497
Goodwill	41,439
Total assets acquired	$93,625

Accrued expenses and other liabilities	(2,667)
Trade accounts payable	(8,769)
Debt assumed	(675)
Deferred income tax liability	(8,897)
Total purchase price, including contingent consideration of $26,406	$72,617

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and a non-competition agreement, each of which are subject to amortization on a straight-line basis being amortized over a weighted average of 10, 8, 7.56 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.68 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of SRx. The fair values of the trademarks and technology were estimated using the relief from royalty method. The Company, with the assistance of a third party appraiser, derived the hypothetical royalty income from the projected revenues of SRx. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company, with the assistance of a third party appraiser, used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreement was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreement is in place and the second valuation assumes that it is not. The difference in the value of the business under each approach is attributed to the non-compete agreement.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and is being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is not deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company exposure to a larger customer base that will enable the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. The goodwill is not deductible for income tax purposes.

Revenue from SRx is recorded primarily based on a fixed monthly fee for each eligible member, or per member per month, in the respective programs. Revenue from SRx is also comprised of transactional fees based on a fixed fee per comprehensive medication review. Revenue for these services and the related costs are recognized each month as the services are performed and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three and nine months ended September 30, 2017,

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

service revenue of $2,638 and net income of $285 from SRx were included in the Company’s consolidated statements of operations since the acquisition date.

The fair value of the assets and liabilities related to the acquisition of SRx are based on a preliminary valuation report. The Company continues to evaluate the fair value of certain assets and liabilities related to the acquisition, including the measurement technique used to value the contingent consideration. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final valuation may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

IntermedRx

On September 15, 2016, the Company acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the Company’s Medication Risk Mitigation Matrix. The purchase price consisted of cash consideration of $6,000, consisting of $1,000 which was paid upon closing, $4,400 paid during the fourth quarter of 2016, $550 paid on September 15, 2017, and $50 paid during the fourth quarter of 2017. In addition to the cash consideration, the purchase price included an aggregate of $5,000 worth of common stock, which amounted to the issuance of 395,407 shares of common stock during the fourth quarter of 2016.

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount was amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $10 and $2 of the discount to interest expense for the three months ended September 30, 2017 and 2016, respectively. The Company amortized $32 and $2 of the discount to interest expense for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in acquisition-related consideration payable in the consolidated balance sheets as of September 30, 2017. As of September 30, 2017, the acquisition-related consideration payable balance was $50.

Proforma

The unaudited pro forma results presented below include the results of the SRx acquisition and the 9176-1916 Quebec Inc. acquisition as if they had been consummated as of January 1, 2016. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to options granted to the employees of SRx at the closing of the acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges directly attributable to the transactions are excluded, and consisted of direct acquisition costs of $855 and $949 for the three and nine months ended September 30, 2017, respectively. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$39,420	$31,266	$112,079	$85,336
Net loss	(727)	(1,332)	(5,098)	(4,259)
Net income (loss) per share attributable to common stockholders, basic	(0.04)	0.12	(0.30)	(0.32)
Net loss per share attributable to common stockholders, diluted	(0.04)	(0.17)	(0.30)	(0.44)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.       Property and Equipment

              Depreciation and amortization expense on property and equipment for the three months ended September 30, 2017 and 2016 was $542 and $359, respectively. Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2017 and 2016 was $1,396 and $889, respectively.

6.       Software Development Costs

              The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of September 30, 2017 and December 31, 2016, capitalized software costs consisted of the following:

	September 30, 2017	December 31, 2016
Software development costs	$8,652	$6,501
Less: accumulated amortization	(4,388)	(3,151)
Software development costs, net	$4,264	$3,350

Capitalized software costs not yet subject to amortization	$2,421	$911

Amortization expense for the three months ended September 30, 2017 and 2016 was $426 and $302, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1,237 and $757, respectively.

7.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the nine months ended September 30, 2017 are as follows:

Balance at January 1, 2017	$21,686
Goodwill from 2017 acquisition	41,439
Balance at September 30, 2017	$63,125

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2016 and determined that there were no indicators of impairment during 2016. The next annual impairment test will be conducted as of October 1, 2017, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the nine months ended September 30, 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
September 30, 2017
Trade names	8.48	$6,369	$(1,102)	$5,267
Client relationships	8.56	34,263	(4,528)	29,735
Non-competition agreements	4.95	5,149	(465)	4,684
Developed technology	7.87	26,140	(2,504)	23,636
Domain name	10.00	29	(4)	25
Total intangible assets		$71,950	$(8,603)	$63,347

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2016
Trade names	5.00	$1,940	$(791)	$1,149
Client relationships	10.02	14,684	(3,289)	11,395
Non-competition agreements	4.64	652	(326)	326
Developed technology	7.76	13,500	(1,101)	12,399
Domain name	10.00	29	(1)	28
Total intangible assets		$30,805	$(5,508)	$25,297

Amortization expense for intangible assets for the three months ended September 30, 2017 and 2016 was $1,198 and $614, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2017 and 2016 was $3,095 and $1,767, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2017 (October 1 - December 31)	$2,398
2018	9,557
2019	9,115
2020	8,776
2021	8,763
Thereafter	24,738
Total estimated amortization expense	$63,347

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.       Accrued Expenses and Other Liabilities

At September 30, 2017 and December 31, 2016, accrued expenses and other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Employee related expenses	$4,634	$1,174
Deferred revenue	1,526	851
Contract labor	733	—
Interest	115	16
Deferred rent	150	13
Professional fees	169	—
Income taxes payable	281	27
Other expenses	493	78
Total accrued expenses and other liabilities	$8,101	$2,159

9.      Notes Payable Related to Acquisition

In December 2014, the Company acquired all of the authorized, issued and outstanding equity interests of Medliance LLC ("Medliance"), which provides pharmacy cost management services through data analytics. As part of the acquisition-related consideration of the Medliance acquisition, the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility. Interest expense was $706 for the nine months ended September 30, 2016. No interest expense was recorded for the three months ended September 30, 2016.

The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For the nine months ended September 30, 2016, the Company amortized $755 of the discount to interest expense. No expense was recorded for the three months ended September 30, 2016.

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On July 1, 2016, the Company entered into a Loan and Security Modification Agreement (the "Amended 2015 Revolving Line") with Western Alliance Bank, successor in interest to Bridge Bank, National Association (“Bridge Bank”), whereby the Company’s revolving line of credit, entered into with Bridge Bank in 2015, was amended to increase the Company's borrowing availability to up to $25,000 and extend the maturity date to July 1, 2018. The Company's ability to borrow under the Amended 2015 Revolving Line was based upon a specified borrowing base equal to the Company's trailing four months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, through March 31, 2017 and based upon the Company's trailing three months of monthly recurring revenue, as defined, from eligible recurring revenue contracts, as defined, thereafter. Interest on the Amended 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus 0.5%, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended 2015 Revolving Line required that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a minimum EBITDA, as defined, of $2,500 for the quarter ending December 31, 2016 and thereafter, and (iii) maintain a minimum monthly recurring revenue retention rate of at least 90%, measured quarterly.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On September 6, 2017, in connection with the acquisition of SRx, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Revolving Line”) whereby the Amended 2015 Revolving Line was amended to extend the maturity date to September 6, 2020, and increase the Company's borrowing availability to up to $40,000 with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions. The Company may also request an increase in the Amended and Restated 2015 Revolving Line of up to $10,000 upon the successful syndication of such additional amounts.

Interest on the Amended and Restated 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ending December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA starting with the quarter ending December 31, 2017 and each quarter thereafter, of at least 75% of the plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of September 30, 2017, the Company was in compliance with all of the financial covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with the financial covenants.

In September 2015, the Company arranged for Bridge Bank to issue a $500 letter of credit on its behalf in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit was issued under the Amended and Restated 2015 Revolving Line. The letter of credit renews annually and expires in September 2027 and reduces amounts available on the line of credit. See Note 16 for additional information.

As of September 30, 2017, there was $35,000 outstanding under the Amended and Restated 2015 Revolving Line, and amounts available for borrowings under the Amended and Restated 2015 Revolving Line was $4,500.

As of September 30, 2017, the interest rate on the Amended and Restated 2015 Revolving Line was 4.31% and interest expense was $100 for the three and nine months ended September 30, 2017. As of September 30, 2016, the interest rate on the Amended and Restated 2015 Revolving Line was 4.56% and interest expense was $169 and $449 for the three and nine months ended September 30, 2016, respectively. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $413. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $16 and $9 to interest expense for the three months ended September 30, 2017 and 2016, respectively, and $40 and $36 to interest expense for the nine months ended September 30, 2017 and 2016, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Capital leases	$1,946	$1,746
Less current portion, net	(927)	(674)
Total capital leases, less current portion, net	$1,019	$1,072

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have annual interest rates ranging from 6% to 19%. Interest expense related to the capital leases was $49 and $56 for the three months ended September 30, 2017 and 2016, respectively. Interest expense related

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

to the capital leases was $158 and $148 for the nine months ended September 30, 2017 and 2016, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital lease was $2,213 and $2,364 as of September 30, 2017 and December 31, 2016, respectively, and are reflected in property and equipment on the consolidated balance sheets.

(c)    Long-Term Debt Maturities

As of September 30, 2017, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2017	$293
2018	1,065
2019	725
2020	116
2021	5
2,204
Less amount representing interest	(258)
Present value of payments	1,946
Less current portion	(927)
Total long-term debt, net of current portion	$1,019

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of September 30, 2017 and December 31, 2016, the Company had $3,839 and $3,327, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

11.      Income Taxes

For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $7,845. During the third quarter of 2017, in conjunction with the acquisition of SRx, the Company recognized a net deferred tax liability of $8,897 primarily related to intangible assets other than goodwill. The Company determined that the deferred tax liabilities related to the acquisition provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $6,590 of its deferred tax asset valuation allowance and recognized an additional benefit of $2,830 related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense of $1,463 recorded based on the estimated annual effective tax rate expected for the full year.

For the nine months ended September 30, 2016, the Company recognized tax expense of $11, which resulted in an effective tax rate of (5.3)%. For the nine months ended September 30, 2016, the Company recorded the tax provision based on the estimated annual effective tax rate expected for the full year which included current Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

12.      Other Long-term Liabilities

Other long term liabilities as of September 30, 2017 and December 31, 2016 consisted of $2,637 and $2,205, respectively, which represents the long-term portion of deferred rent primarily related to the Company's operating leases for office space in Moorestown, NJ and a new space in South Carolina dedicated to software development, which the Company began to occupy in June 2017.

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

(b)    Common Stock Warrants

During the nine months ended September 30, 2017, 28,431 shares of common stock were issued upon the net exercise of 32,216 warrants to purchase common stock at an exercise price of $1.55 per share. As of September 30, 2017, no warrants to purchase shares of common stock were outstanding. During the nine months ended September 30, 2016, the Company issued 210,817 shares of common stock upon the net exercise of warrants to purchase 232,787 shares of common stock.

(c)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the nine months ended September 30, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959. As of September 30, 2017, $4,041 of common stock remained available for repurchase.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2017, the Board approved an increase of 831,423 shares to the share reserve. As of September 30, 2017, 459,368 shares were available for future grants under the 2016 Plan.

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

Employee Restricted Common Stock

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense was being recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant were scheduled to fully vest. For the nine months ended September 30, 2017, $5,159 of expense was recognized related to this grant. No expense was recognized for the three months ended September 30, 2017. For the three and nine months ended September 30, 2016, $102 of expense was recognized related to this grant. As of September 30, 2017, there was no unrecognized compensation expense related to this grant. On June 12, 2017, the Company entered into an amendment with each recipient of this grant to amend the vesting date from May 31, 2017 to May 31, 2018.

On August 3, 2017, the Board granted 20,000 shares of restricted common stock to a non-executive employee of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $14.56 per share. For the three and nine months ended September 30, 2017, $12 of expense was recognized related to this grant. As of September 30, 2017, there was unrecognized compensation expense of $279 related to this grant.

Non-Employee Director Restricted Common Stock

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to its non-employee directors, which represents both the initial and annual grants to such directors. The initial grant (“Initial Grant”) will vest in three substantially equal annual installments over three years following the grant date and the annual grant (“2016 Annual Grant”) will vest in full on the earlier of the next annual shareholder meeting or the one year anniversary of the grant date. The value of the grants is based on the IPO price of $12.00 per share.

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

On June 16, 2017, the Company granted 10,384 shares of restricted common stock (“2017 Annual Grant”) to its non-employee directors, which will vest in full on the earlier of the next annual shareholder meeting or the one year

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

anniversary of the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.54 per share.

On June 16, 2017, the date of the Company’s annual shareholder meeting, the 2016 Annual Grant, which in the aggregate equaled 7,420 shares, fully vested and were no longer subject to forfeiture. In addition, on September 28, 2017, 4,944 shares of the Initial Grant vested and were no longer subject to forfeiture.

For the three and nine months ended September 30, 2017, $56 and $165 of expense was recognized related to these non-employee director grants, respectively. For the three and nine months ended September 30, 2016, $1 of expense was recognized related to these grants. As of September 30, 2017, there was unrecognized compensation expense of $276 related to these grants.

Stock Options

The Company recorded $871 and $120 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $2,440 and $378 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the nine months ended September 30, 2017 and 2016, respectively.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
Valuation assumptions:	2017	2016
Expected volatility	61.00%	59.00%
Expected term (years)	6.03	6.08
Risk-free interest rate	2.21%	1.49%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2017 and 2016 was $8.13 and $7.29 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2017:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2016	3,059,690	$5.14
Granted	1,044,556	14.43
Exercised	(1,054,764)	3.21
Forfeited	(49,629)	10.52
Outstanding at September 30, 2017	2,999,853	$8.97	7.3	$53,340
Options vested and expected to vest at September 30, 2017	2,999,853	$8.97	7.3	$53,340
Exercisable at September 30, 2017	1,393,742	$3.37	5.3	$32,572

Included within the above table are 150,212 non-employee options outstanding as of September 30, 2017, of which 345 are unvested as of September 30, 2017 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $11,665 and $832, respectively.

As of September 30, 2017, there was $10,022 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.9 years.

Cash received from option exercises for the nine months ended September 30, 2017 was $194. During the nine months ended September 30, 2017, 362,440 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 956,327 stock options with a gross exercise value of $3,187. During the nine months ended September 30, 2016, 7,930 shares of common stock were delivered by option holders as payment for the exercise of 71,150 stock options with a gross exercise value of $104. No cash was received from the exercise of stock options for the nine months ended September 30, 2016.

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 in the following expense categories of its consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue - product	$138	$27	$359	$85
Cost of revenue - service	91	7	203	21
Research and development	195	9	515	30
Sales and marketing	158	21	440	65
General and administrative	357	159	6,259	280
	$939	$223	$7,776	$481

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

The Company has classified liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2017
Liabilities
Acquisition-related contingent consideration - short-term	—	—	15,224	15,224
Acquisition-related contingent consideration - long-term	—	—	13,652	13,652
	$—	$—	$28,876	$28,876

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2016
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,493	$1,493
Acquisition-related contingent consideration - long-term	—	—	1,515	1,515
	$—	$—	$3,008	$3,008

Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. The acquisition-related contingent consideration liability represents the estimated fair value of the additional cash and equity consideration payable that is contingent upon the achievement of certain financial and performance milestones.

The SRx acquisition-related contingent consideration was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive at preliminary estimates of the contingent consideration payments. The fair value of the SRx acquisition-related contingent consideration was calculated to be $27,313 as of September 30, 2017. The fair value of the Medliance contingent consideration was calculated to be $1,563 as of September 30, 2017.

The changes in fair value of the Company’s acquisition-related contingent consideration for the nine months ended September 30, 2017 was as follows:

Balance at December 31, 2016	3,008
Acquisition date fair value of SinfoníaRx contingent consideration	26,406
Fair value of cash consideration paid	(1,498)
Adjustments to fair value measurement	960
Balance at September 30, 2017	$28,876

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

16.     Commitments and Contingencies

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

As of September 30, 2017 and December 31, 2016, the Company was contingently liable for $500 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. See Note 10 for additional information.

17.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $194 and $128 during the three months ended September 30, 2017 and 2016, respectively. The Company made contributions to participants’ accounts totaling $478 and $230 during the nine months ended September 30, 2017 and 2016, respectively.

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

Overview

We are a healthcare technology company disrupting the field of medication safety. For over thirty years, traditional pharmacy software systems have offered clinicians a binary view of drug-to-drug interactions, presenting an assessment of one single drug against one single drug. These legacy systems may be adequate to assess the safety of a medication regimen consisting of only one or two medications. However, the elderly, the chronically ill and those with behavioral health challenges, who are more often times more likely to be subject to a medication profile of more than two medications, are typically at high risk of an adverse drug effect, or ADE. In these cases, the average patient often takes over 10 different medications a day and the current technologies are inadequate to optimize safety and minimize risk.  Our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, delivers a simultaneous, multi-drug review which identifies medication-related risks across a variety of safety factors and presents meaningful opportunities to mitigate such risks. We partner with health plans and provider groups in comprehensive medication management and care transitions programs to identify and substantially mitigate the risks associated with ADEs and to promote adherence to personalized medication regimens. By working with us, health plans and provider groups have reduced their pharmacy spend and admissions rates.

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

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Our products and services are built around our novel and proprietary MRM Matrix, which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine." We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in five call centers throughout the US, is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 154,000 messages exchanged during September 2017, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2016 we were serving 133 healthcare organizations and, as of September 30, 2017, this number has grown to 165 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenue for the three and nine months ended September 30, 2017 was $33.3 million and $90.6 million, respectively, compared to $24.2 million and $66.8 million for the three and nine months ended September 30, 2016, respectively. We earned net income of $7.7 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, and incurred a net loss of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. Our adjusted EBITDA for the three and nine months ended September 30, 2017 was $4.6 million and $11.2 million, respectively, compared to $3.3 million and $8.8 million for the three and nine months ended September 30, 2016, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$33,268	$24,174	$9,094	38%
Net income (loss)	7,695	(142)	7,837	nm
Adjusted EBITDA	4,647	3,252	1,395	43

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$90,613	$66,749	$23,864	36%
Net income (loss)	3,350	(219)	3,569	nm
Adjusted EBITDA	11,248	8,841	2,407	27

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

Recent Developments

Initial Public Offering

On October 4, 2016, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $0.0001 per share, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 shares of common stock, par value $0.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

Acquisitions

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of Medication Therapy Management, or MTM, technology and services for Medicare, Medicaid, and commercial health plans. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of $10.0 million worth of our common stock, or 520,821 shares, calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 20 trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market; and (iii) contingent purchase price consideration with a preliminary estimated acquisition date fair value of $26.4 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments.

In September 2016, we acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by our Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by us and are integrated into the MRM Matrix. The acquisition consideration consisted of cash consideration of $6.0 million, consisting of $1.0 million which was paid upon closing, $4.4 million paid during the fourth quarter of 2016, $550 thousand paid on September 15, 2017, and $50 thousand paid during the fourth quarter of 2017. In addition to the cash consideration, the purchase price included $5.0 million worth of common stock which amounted to the issuance of 395,407 shares of common stock during the fourth quarter of 2016. The stock consideration issued in 2016 was calculated based on the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets and liabilities acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015 and amended on July 1, 2016.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. As of September 30, 2017, there was $35.0 million outstanding under the Amended and Restated 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility"

below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Enhanced Medication Therapy Management Program

On January 1, 2017, we launched our Enhanced Medication Therapy Management, or EMTM, program, with a large, regional Medicare Part D Prescription Drug Plan, or Regional PDP. The Part D Enhanced Medication Therapy Management Model created by the Centers for Medicare & Medicaid Services, or CMS, is designed to test strategies to improve medication use among Medicare beneficiaries enrolled in Part D and to assess whether providing selected Regional PDPs with additional incentives and increased flexibility to design and implement innovative programs will better achieve the overall goals for EMTM programs.

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

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended September 30, 2017 and 2016, product sales represented 74% and 86% of our total revenue, respectively, and service revenue represented 26% and 14% of our total revenue, respectively. For the nine months ended September 30, 2017 and 2016, product sales represented 79% and 88% of our total revenue, respectively, and service revenue represented 21% and 12% of our total revenue, respectively.

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

Service Revenue

On January 1, 2017, we launched our EMTM program to perform medication risk stratification and reviews and safety assessments of complex medication regimens and, as a result, we began generating PMPM fees under our MRM Service Contracts. PMPM fees earned with respect to our MRM Service Contracts are included in service revenue. As noted above, PMPM fees associated with our bundled medication risk management services are currently included in product revenue. Service revenue also consists of medication therapy management services, which we refer to as MTM Contracts, provided by SRx, which was acquired on September 6, 2017. Revenue from MTM Contracts is primarily generated from PMPM fees or transactional based fixed fees per medication therapy review.

Our service revenue is also generated by the risk adjustment and pharmacy cost management services that we provide to healthcare organizations. Our client contracts for these services generally include a PMPM fee for selected services, monthly subscription fees, initial set up fees and hourly consulting charges. PMPM fees vary directly with the number of members serviced by our clients each month under our risk adjustment contracts. Additionally, service revenue includes data and statistics fees we receive from medication manufacturers for the sale of medication utilization data we collect through our pharmacy cost management engagements, which is recognized when we receive such amounts due to the variable nature of payment amounts.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the bundled medication risk management offering, including costs relating to our pharmacists' collaboration on a patient's medication management, medication risk analysis and offering guidance to the prescriber based upon the assessment of the MRM Matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription medications. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended September 30, 2017 and 2016, prescription medication costs represented 76% and 77% of our total product costs, respectively. For the nine months ended September 30, 2017 and 2016, prescription medication costs represented 76% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our clinical pharmacist support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to servicing our MRM Service Contracts and MTM Contracts which primarily consist of labor costs, consultant fees, and expenses related to supporting our technology platform. In addition, cost of service revenues includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions, which include software developers, project managers and other employees engaged in scientific education and research, and the development and enhancement of our service offerings. Research and development expenses also include costs for design and development of new software and technology and new service offerings, as well as enhancement of existing software and technology and service offerings, including fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

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

We expect that our general and administrative expenses will increase as we expand our infrastructure and transition to a public company. These increases include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, lawyers and investor relations. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our revolving credit facility, capital lease obligations and acquisition-related consideration payable. It also includes the amortization of discounts on debt and amortization of deferred financing costs related to these various debt arrangements.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)				(Dollars in thousands)
Revenue:
Product revenue	$24,621	$20,731	$3,890	19%	$71,391	$58,732	$12,659	22%
Service revenue	8,647	3,443	5,204	151	19,222	8,017	11,205	140
Total revenue	33,268	24,174	9,094	38	90,613	66,749	23,864	36
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,979	15,951	3,028	19	54,847	44,103	10,744	24
Service cost	4,486	1,232	3,254	264	9,241	3,135	6,106	195
Total cost of revenue	23,465	17,183	6,282	37	64,088	47,238	16,850	36
Gross profit	9,803	6,991	2,812	40	26,525	19,511	7,014	36
Operating expenses:
Research and development	1,527	1,028	499	49	4,037	2,878	1,159	40
Sales and marketing	1,325	881	444	50	3,869	2,511	1,358	54
General and administrative	4,098	2,053	2,045	100	16,097	5,762	10,335	179
Change in fair value of acquisition-related contingent consideration expense	923	47	876	nm	960	146	814	nm
Depreciation and amortization	2,166	1,276	890	70	5,730	3,415	2,315	68
Total operating expenses	10,039	5,285	4,754	90	30,693	14,712	15,981	109
Income (loss) from operations	(236)	1,706	(1,942)	(114)	(4,168)	4,799	(8,967)	nm
Other (income) expense:
Change in fair value of warrant liability	—	(626)	626	(100)	—	(639)	639	(100)
Interest expense	174	1,242	(1,068)	(86)	327	4,250	(3,923)	(92)
Loss on extinguishment of debt	—	1,396	(1,396)	(100)	—	1,396	(1,396)	(100)
Total other expense	174	2,012	(1,838)	(91)	327	5,007	(4,680)	(93)
Income (loss) before income taxes	(410)	(306)	(104)	nm	(4,495)	(208)	(4,287)	nm
Income tax (benefit) expense	(8,105)	(164)	(7,941)	nm	(7,845)	11	(7,856)	nm
Net income (loss)	$7,695	$(142)	$7,837	nm	$3,350	$(219)	$3,569	nm

nm = not meaningful

Comparison of the Three Months Ended September 30, 2017 and 2016

Product Revenue

Product revenue increased $3.9 million, or 19%, from $20.7 million for the three months ended September 30, 2016 to $24.6 million for the comparable period in 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $4.3 million of the increase. Of that $4.3 million increase, approximately $1.7 million was attributable to new customers acquired period over period, while the remaining $2.6 million was attributable to increased prescription fulfillment volume from existing customers. These increases were partially offset by a $360 thousand decrease in product revenue primarily due to change in medication mix of prescriptions filled and payor mix.

Service Revenue

Service revenue increased $5.2 million, or 151%, from $3.4 million for the three months ended September 30, 2016 to $8.6 million for the three months ended September 30, 2017. Service fees generated under MTM Contracts from the SRx acquisition contributed approximately $2.6 million to the increase in service revenue since the acquisition date of September 6, 2017. The increase in service revenue was also due to the launch of our EMTM program on January 1, 2017, which resulted in a $2.0 million increase in revenue primarily related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. In addition, there was a $577 thousand increase in revenue related to our risk adjustment services, of which, $221 thousand was related to revenue generated from new risk adjustment clients and $356 thousand was attributable to organic growth with existing clients.

For the three months ended September 30, 2017, $6.8 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, PMPM and transactional based fees generated under our MTM Contracts from the SRx acquisition, and subscription revenue related to our pharmacy cost management contracts.  The remaining $1.8 million primarily represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services. For the three months ended September 30, 2016, $1.2 million related to PMPM fees and subscription revenue, and $1.5 million represented hourly consulting charges, setup fees and data and statistics revenue generated from our pharmacy cost management and risk adjustment services. The remaining $685 thousand was the portion of our fixed fee arrangement in 2016 we recognized under our MRM Service Contract with our EMTM partner.

Cost of Product Revenue

Cost of product revenue increased $3.0 million, or 19%, from $16.0 million for the three months ended September 30, 2016 to $19.0 million for the comparable period in 2017. This increase was largely driven by increased volume, which contributed approximately $2.5 million to the change. Manufacturer price decreases and medication mix of prescriptions filled for our clients' patients resulted in a decrease of $337 thousand. In addition, labor costs increased $546 thousand, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $222 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients.

Cost of Service Revenue

Cost of service revenue increased $3.3 million, or 264%, from $1.2 million for the three months ended September 30, 2016 to $4.5 million for the three months ended September 30, 2017. The increase in service costs was due to the acquisition of SRx, which contributed approximately $1.6 million to such increase and primarily included contract labor costs and employee compensation costs to support the MTM Contracts. The remaining increase in service costs was primarily attributable to $1.3 million of additional labor costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. The increase in labor costs was primarily due to $870 thousand related to added headcount to support our MRM Service Contracts, a $230 thousand increase in risk adjustment personnel costs, and a $40 thousand increase in pharmacy cost management personnel costs. Other costs of service revenue also increased by $392 thousand primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts.

Research and Development Expenses

Research and development expenses increased $499 thousand, or 49%, from $1.0 million for the three months ended September 30, 2016 to $1.5 million for the comparable period in 2017. The increase was primarily due to a $309 thousand increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. In addition, rent and utilities expenses increased as a result of our new office space in South Carolina dedicated to software development, and increased professional services to support scientific education research and development activities. The acquisition of SRx contributed $113 thousand to the increase, which primarily included employee salaries.

Sales and Marketing Expenses

Sales and marketing expenses increased $444 thousand, or 50%, from $881 thousand for the three months ended September 30, 2016 to $1.3 million for the comparable period in 2017. The increase in sales and marketing expense was primarily due to a $465 thousand increase in personnel costs related to added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. This increase was partially offset by a decrease of $75 thousand in conference and other marketing related expenses. The acquisition of SRx contributed $54 thousand to the increase which primarily included employee salaries.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 100%, from $2.1 million for the three months ended September 30, 2016 to $4.1 million for the comparable period in 2017. In connection with the SRx acquisition, we incurred direct acquisition costs of $855 thousand, which primarily included legal expenses, due diligence fees, and other professional services. The increase in general and administrative expenses was also due to a $649 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees.  In addition, we incurred approximately $281 thousand of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors’ and officers’ liability insurance, professional services for investor relations, and fees for directors. The SRx acquisition also contributed an additional $277 thousand of general and administrative expenses, which primarily included employee salaries and information technology costs.

Acquisition-related Contingent Consideration Expense

During the three months ended September 30, 2017 and 2016, there was a $923 thousand and a $47 thousand charge incurred, respectively. Of the total charge in the three months ended September 30, 2017, $907 thousand related to the remeasurement as of September 30, 2017 of the fair value of the contingent consideration associated with our acquisition of SRx and $16 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance. The charge in the three months ended September 30, 2016 related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $890 thousand, or 70%, from $1.3 million for the three months ended September 30, 2016 to $2.2 million for the comparable period in 2017. This increase was primarily due to a $708 thousand increase in amortization expense, which included a $584 thousand increase in amortization expense of intangible assets primarily related to intangible assets acquired from SRx in September 2017 and intangible assets acquired from 9176-1916 Quebec Inc. in September 2016. The increase in amortization expense was also due to a $124 thousand increase in amortization of capitalized software related to new software functionality placed into service after September 30, 2016. An additional $182 thousand increase in depreciation and amortization expense was attributable to purchases of property and equipment and leasehold improvements primarily related to our new office location for our headquarters, our new office space in South Carolina dedicated to software development, which we began to occupy in July 2017, and our new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017.

Change in Fair Value of Warrant Liability

During the three months ended September 30, 2016, we recognized a $626 thousand gain for the change in fair value of warrant liability due to a slight decrease in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $1.1 million, or 86%, from $1.2 million for the three months ended September 30, 2016 to $174 thousand for the three months ended September 30, 2017. The decrease in interest expense was primarily due to the repayment of our term loan credit facility with ABC Funding, LLC, or the ABC Credit Facility, during the fourth quarter of 2016. The ABC Credit Facility was entered into during the third quarter of 2016 and the proceeds thereof were used to repay all outstanding principal and interest under the Medliance Notes, as well as loans entered into with Eastward Capital Partners V, L.P. and its affiliates in April 2014 and December 2014, or the Eastward Loans. The ABC Credit Facility was subsequently repaid during the fourth quarter of 2016 with the proceeds received from the IPO.

Loss on extinguishment of debt

During 2016, we recognized a $1.4 million loss on extinguishment of debt as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the Eastward Loans in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. The ABC Credit Facility was subsequently repaid during the fourth quarter of 2016 with the proceeds received from the IPO.

Income Taxes

For the three months ended September 30, 2017, we recorded an income tax benefit of $8.1 million. During the third quarter of 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $8.9 million primarily related to intangible assets other than goodwill.  We determined that the deferred tax liabilities related to the acquisition provide sufficient sources of recoverability to realize the deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, we released $6.6 million of the deferred tax asset valuation allowance and recognized an additional benefit of $2.8 million related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense in the amount of $1.2 million recorded based on the estimated annual effective tax rate.

For the three months ended September 30, 2016, we recorded a tax benefit of $164 thousand which resulted in an effective tax rate of 53.6%. The benefit in 2016 was primarily related to a reduction in the overall effective rate for the full fiscal year due to an increase in expected pre-tax loss for the year as a result of the losses on debt extinguishments. We recorded the tax provision based on the estimated annual effective tax rate expected for the full year which included Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Product Revenue

Product revenue increased $12.7 million, or 22%, from $58.7 million for the nine months ended September 30, 2016 to $71.4 million for the comparable period in 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $12.0 million of the increase. Of that $12.0 million increase, approximately $3.9 million was attributable to new customers acquired period over period, while the remaining $8.1 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $623 thousand of the overall increase in product revenue.

Service Revenue

Service revenue increased $11.2 million, or 140%, from $8.0 million for the nine months ended September 30, 2016 to $19.2 million for the nine months ended September 30, 2017. The increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in a $6.7 million increase in service revenue primarily related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. Service fees generated under MTM Contracts from the SRx acquisition contributed approximately $2.6 million to the increase in service revenue since the acquisition date of September 6, 2017. In addition, there was a $1.2 million increase in revenue related to our risk adjustment services, of which, $390 thousand was related to revenue generated from new risk adjustment clients and $848 thousand was attributable to organic growth with existing clients. Increases in our pharmacy cost management services of $449 thousand were primarily due to an increase in manufacturer fees related to the sale of medication utilization data.

For the nine months ended September 30, 2017, $14.5 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, PMPM and transactional based fees generated under our MTM Contracts from the SRx acquisition, and subscription revenue related to our pharmacy cost management contracts.  The remaining $4.7 million of service revenue represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services, and other services. For the nine months ended September 30, 2016, service revenue generated from our PMPM fees and subscription revenue was $3.5 million and $3.8 million represented hourly consulting charges, setup fees and data and statistics revenue generated from our pharmacy cost management and risk adjustment services. The remaining $685 thousand was the portion of our fixed fee arrangement in 2016 we recognized under our MRM Service Contract with our EMTM partner.

Cost of Product Revenue

Cost of product revenue increased $10.7 million, or 24%, from $44.1 million for the nine months ended September 30, 2016 to $54.8 million for the comparable period in 2017. This increase was largely driven by increased volume of revenue, which contributed approximately $6.9 million to the change. In addition, labor costs increased $1.8 million, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $884 thousand to the overall increase in the cost of product revenue. Distribution charges also increased $728 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase was primarily due to increased information technology, rent and utilities, and other allocated overhead expenses a result of the new location for our headquarters and pharmacy and continued operational growth.

Cost of Service Revenue

Cost of service revenue increased $6.1 million, or 195%, from $3.1 million for the nine months ended September 30, 2016 to $9.2 million for the nine months ended September 30, 2017. The increase was primarily attributable to $3.2 million of additional labor costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. Of the $3.2 million increase in labor costs, $2.3 million related to added headcount to support our MRM Service Contracts, $473 thousand related to added headcount to support risk adjustment contracts and $159 thousand related to increases in pharmacy cost management personnel costs. Other costs of service revenue increased $1.3 million primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts. The acquisition of SRx also contributed $1.6 million to the increase cost of service revenue and primarily included contract labor costs and employee compensation costs to support the MTM Contracts.

Research and Development Expenses

Research and development expenses increased $1.2 million, or 40%, from $2.9 million for the nine months ended September 30, 2016 to $4.0 million for the comparable period in 2017. The increase was primarily due to a $952 thousand increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. In addition, rent and utilities expenses increased as a result of our new office space in South Carolina dedicated to software development. The acquisition of SRx contributed $113 thousand to the increase, which primarily included employee salaries.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 54%, from $2.5 million for the nine months ended September 30, 2016 to $3.9 million for the comparable period in 2017. The increase in sales and marketing expense was primarily due to a $1.4 million increase in personnel costs related to added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. This increase was partially offset by a decrease in conference and other marketing related expenses. The acquisition of SRx contributed $54 thousand to the increase, which primarily included employee salaries.

General and Administrative Expenses

General and administrative expenses increased $10.3 million, or 179%, from $5.8 million for the nine months ended September 30, 2016 to $16.1 million for the comparable period in 2017. The increase was primarily attributable to a $6.1 million increase in stock-based compensation costs primarily related to shares of restricted stock that were granted to certain employees in September 2016, and an increase in stock option expense as a result of stock options granted to employees during the fourth quarter of 2016 and through the third quarter of 2017. Personnel costs, including salaries and benefits, also increased by $1.5 million primarily due to an increase in headcount to support the overall growth of our operations. In addition, we incurred approximately $1.0 million of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors’ and officers’ liability insurance, professional services for investor relations, and fees for directors. In connection with the SRx acquisition, the Company incurred direct acquisition costs of $949 thousand which primarily included legal expenses, due diligence fees, and other professional services. The SRx acquisition also contributed an additional $277 thousand of general and administrative expenses, which primarily included employee salaries and information technology costs.

Acquisition-related Contingent Consideration Expense

During the nine months ended September 30, 2017 and 2016, there was a $960 thousand and a $146 thousand charge incurred, respectively. Of the total charge in the nine months ended September 30, 2017, $907 thousand related to the remeasurement as of September 30, 2017 as of the fair value of the contingent consideration associated with our acquisition of SRx and $53 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance. The charge in the nine months ended September 30, 2016 related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.3 million, or 68%, from $3.4 million for the nine months ended September 30, 2016 to $5.7 million for the comparable period in 2017. This increase was due to a $1.8 million increase in amortization expense, which included a $1.3 million increase in amortization expense of intangible assets, primarily related to intangible assets acquired from SRx in September 2017 and intangible assets acquired from 9176-1916 Quebec Inc. in September 2016. The increase in amortization expense was also due to a $480 thousand increase in amortization of capitalized software related to new software functionality placed into service after September 30, 2016. An additional $507 thousand increase in depreciation and amortization expense was attributable to purchases of property and equipment and leasehold improvements primarily related to our new office locations for our headquarters, our new office space in South Carolina dedicated to software development, and our new space in South San Francisco dedicated to pharmacy dispensing.

Change in Fair Value of Warrant Liability

During the nine months ended September 30, 2016, we recognized a $639 thousand gain for the change in fair value of warrant liability due to a slight decrease in the estimated fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $4.0 million, or 92%, from $4.3 million for the nine months ended September 30, 2016 to $327 thousand for the nine months ended September 30, 2017. The decrease in interest expense was primarily due to the repayment of the Medliance Notes and the Eastward Loans with the proceeds from the ABC Credit Facility in July 2016. The decrease in interest expense was also due to the repayment of the ABC Credit Facility during the fourth quarter of 2016 with the proceeds received from the IPO. In addition, there was one month of borrowings outstanding on the 2015 Line of Credit during 2017 compared to nine months of borrowings outstanding on the 2015 Line of Credit during 2016.

Loss on extinguishment of debt

During 2016, we recognized a $1.4 million loss on extinguishment of debt as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the Eastward Loans in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. The ABC Credit Facility was subsequently repaid during the fourth quarter of 2016 with the proceeds received from the IPO.

Income Taxes

For the nine months ended September 30, 2017, we recorded an income tax benefit of $7.8 million. During the third quarter of 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $8.9 million primarily related to intangible assets other than goodwill. We determined that the deferred tax liabilities related to the acquisition provide sufficient sources of recoverability to realize the deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, we released $6.6 million of the deferred tax asset valuation allowance and recognized an additional benefit of $2.8 million related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense in the amount of $1.5 million recorded based on the estimated annual effective tax rate.

For the nine months ended September 30, 2016, we recognized tax expense of $11 thousand, which resulted in an effective tax rate of (5.3%). We recorded the tax provision based on the estimated annual effective tax rate expected for the full year which included Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, loss on extinguishment of debt, change in fair value of acquisition-related contingent consideration (income) expense, change in fair value of warrant liability, acquisition-related expense, payroll tax expense related to stock option exercises, and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$7,695	$(142)	$3,350	$(219)
Add:
Change in fair value of warrant liability	—	(626)	—	(639)
Interest expense	174	1,242	327	4,250
Loss on extinguishment of debt	—	1,396	—	1,396
Income tax (benefit) expense	(8,105)	(164)	(7,845)	11
Depreciation and amortization	2,166	1,276	5,730	3,415
Change in fair value of acquisition-related contingent consideration expense	923	47	960	146
Acquisition-related expense	855	—	855	—
Payroll tax expense related to stock option exercises	—	—	95	—
Stock-based compensation expense	939	223	7,776	481
Adjusted EBITDA	$4,647	$3,252	$11,248	$8,841

Adjusted Diluted Net Income Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, loss on extinguishment of debt, fair value adjustments for acquisition-related contingent consideration, acquisition related expense, payroll tax expense related to stock option exercises, stock-based compensation expense, and the tax impact of those items as well as adjustments for tax benefits related to the partial release of our valuation allowance and recognition of tax windfall benefits expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net income (loss) per share attributable to common shareholders to Adjusted Diluted EPS
Net income (loss)	$7,695		$(142)		$3,350		$(219)
Decretion of redeemable convertible preferred stock	—		2,641		—		2,439
Undistributed income attributable to redeemable convertible preferred stockholders	—		(1,271)		—		(1,140)
Net income attributable to common stockholders, basic, and net income per share attributable to common stockholders, basic	$7,695	$0.46	$1,228	$0.25	$3,350	$0.20	$1,080	$0.22
Decretion of redeemable convertible preferred stock	—		(2,641)		—		(2,439)
Revaluation of warrant liability, net of tax (1)	—		(661)		—		(675)
Adjustment to undistributed income attributable to redeemable convertible preferred stockholders	—		1,271		—		1,140
GAAP net income (loss) attributable to common stockholders, diluted, and net income (loss) per share attributable to common stockholders, diluted	$7,695	$0.41	$(803)	$(0.08)	$3,350	$0.18	$(894)	$(0.09)
Adjustments:
Loss on extinguishment of debt	—		1,396		—		1,396
Change in fair value of acquisition-related contingent consideration expense	923		47		960		146
Acquisition-related expense	855		—		855		—
Payroll tax expense on stock option exercises	—		—		95		—
Stock-based compensation expense	939		223		7,776		481
Impact to income taxes (1)	(8,963)		(404)		(9,803)		(394)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$1,449	$0.08	$459	$0.04	$3,233	$0.18	$735	$0.06

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

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share attributable to common stockholders on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding	16,699,102	4,918,885	16,483,169	4,817,285
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,235,883	—	1,308,202	—
Weighted average dilutive effect of restricted shares	711,046	—	607,988	—
Weighted average dilutive effect of common shares from warrants	—	—	12,441	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion at beginning of the year	—	5,414,838	—	5,414,765
Weighted average shares of common stock outstanding, basic and diluted for GAAP	18,646,031	10,333,723	18,411,800	10,232,050
Adjustments:
Weighted average dilutive effect of stock options	—	1,994,389	—	1,983,298
Weighted average dilutive effect of common shares from stock warrants	—	203,486	—	266,501
Weighted average dilutive effect of restricted stock	—	3,221	—	1,081
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	18,646,031	12,534,819	18,411,800	12,482,930

Liquidity and Capital Resources

We earned net income of $3.4 million and incurred a net loss of $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At September 30, 2017, we had cash of $5.9 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$11,700	$2,477
Net cash used in investing activities	(39,293)	(4,977)
Net cash provided by financing activities	29,187	2,267
Net increase (decrease) in cash	$1,594	$(233)

Operating Activities

Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2017 and consisted primarily of our net income of $3.4 million and the addition of noncash items of $6.4 million and by changes in our operating assets and liabilities totaling $1.9 million. The noncash items primarily included $7.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees, and $5.7 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles. The addition of noncash items was partially offset by an $8.1 million change in deferred taxes primarily due to the release of a significant portion of the deferred tax asset valuation allowance and recognition of an additional benefit related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were offset by tax expense calculated based on the estimated annual effective tax rate. See Note 11 for additional information. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of September 30, 2017, and an increase in other long-term liabilities due to cash allowances we received for leasehold improvements related to our new space in South Carolina dedicated to software development, which we began to occupy in June 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM Service Contracts during 2017.

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

Investing Activities

Net cash used in investing activities was $39.3 million for the nine months ended September 30, 2017 and $5.0 million for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 reflected $34.5 million, net of cash acquired, paid in connection with the acquisition of SRx. In addition, net cash used in investing activities included $2.6 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, NJ, our new space in South Carolina dedicated to software development, and new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $2.2 million in software development costs.

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

Financing Activities

Net cash provided by financing activities was $29.2 million for the nine months ended September 30, 2017 compared to cash provided by financing activities of $2.3 million for the nine months ended September 30, 2016. Financing activities for the nine months ended September 30, 2017 primarily reflected net borrowings of $35 million from the Amended and Restated 2015 Line of Credit and $194 thousand of proceeds from the exercise of stock options, offset by $2.1 million in payments for payroll taxes remitted to taxing authorities on behalf of employees from shares withheld from the net exercise of stock options during 2017. Net cash used in financing activities also included a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition and $550 thousand of payments related to our acquisition related consideration for 9176-1916 Quebec Inc., $959 thousand in payments for the repurchase of common stock, $525 thousand in payments of long-term debt, $220 thousand in payments for debt financing costs, and $132 thousand in payments for deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2016 primarily reflect the repayment of $14.3 million of notes payable related to the Medliance acquisition, $13.6 million in payments of long-term debt, $2.2 million in payments for costs associated with the IPO, $2.1 million in payments of deferred and contingent purchase price consideration related to our SMPP and Medliance acquisitions, and $1.5 million in payments for debt financing costs. Net cash used in financing activities was offset by net borrowings of $30 million from the ABC Credit Facility and net borrowings of $6 million from the Amended and Restated 2015 Line of Credit.

Funding Requirements

We had an accumulated deficit of $31.6 million as of September 30, 2017. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $5.9 million as of September 30, 2017, borrowing capacity under our Amended and Restated 2015 Line of Credit and cash flows from continuing operations will be sufficient to fund our planned operations through at least December 31, 2018. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Line of Credit whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and amended on July 1, 2016.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. Amounts outstanding under the Amended and Restated 2015 Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of September 30, 2017, there was $35.0 million outstanding under the Amended and Restated 2015 Line of Credit.

The Amended and Restated 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of September 30, 2017, we were in compliance with all of the financial covenants related to the Amended and Restated 2015 Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2017, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of September 30, 2017, we had $35.0 million outstanding under our Amended and Restated 2015 Line of Credit. We entered into the Amended and Restated 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximate $24 thousand increase to our interest expense for the nine months ended September 30, 2017

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 14, 2017. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Other than as set forth below, there have been no material changes to such risk factors previously disclosed in our Annual Report.

We face additional risks as a result of the Acquisition of SRx and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the Acquisition or do so within the anticipated timeframe.

On September 6, 2017, we completed our acquisition of SRx. The acquisition involved a combination of two companies that previously operated as independent companies, and, as a result of the acquisition, the combined company faces various additional risks, including, among others, the following:

•	our inability to successfully evaluate and utilize SRx’s products, services, technology or personnel;
•	disruption to SRx’s business and operations and relationships with service providers, customers, employees and other partners;
•	negative effects on our products, product pipeline and services from the changes and potential disruption that may follow the acquisition;
•	diversion of our management’s attention from other strategic activities;
•	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the acquisition;
•	diversion of significant resources from the ongoing development of our existing products, services and operations; and
•	greater than anticipated costs related to the integration of SRx’s business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating SRx’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

•

if we are unable to successfully integrate the duties, responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

•	if we are unable to implement and retain uniform standards, controls, policies, procedures and information systems; and
•	if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers, which would reduce our revenues and earnings.

The process of integrating SRx and its associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

•	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;
•	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;
•	stock volatility due to investors’ uncertainty regarding the value of SRx;
•	diversion of capital from other uses;
•	failure to achieve the anticipated benefits of the acquisition in a timely manner, or at all; and
•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisition.

Notwithstanding the due diligence investigation we performed in connection with the Acquisition, SRx may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on SRx prior to consummating the acquisition, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by SRx and its representatives when conducting due diligence and evaluating the results of such due diligence.  We did not control and may be unaware of activities of SRx before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse is limited under the Merger Agreement.

SRx’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the Merger Agreement and other specific indemnities as set forth in the Merger Agreement. Except in the event SRx breaches a Fundamental Representation (as defined in the Merger Agreement) or with respect to fraud, intentional misrepresentation or willful misconduct, we cannot make a claim for indemnification pursuant to the Merger Agreement with respect to representations and warranties unless and until the indemnifiable losses exceed $337,500 and we cannot make a claim against SRx for a breach of a non-Fundamental Representation after the date that is 18 months after the date of closing of the acquisition.  In connection with the acquisition, we obtained a representation and warranty insurance policy but we cannot make a claim under this policy for a breach of a non-Fundamental Representation after the date that is three years after the date of closing of the acquisition or a breach of a Fundamental Representation or certain tax obligations after the date that is six years after the date of the closing of the acquisition.  If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from SRx or our representation and warranty insurance policy, which could have a material adverse impact on our business and results of operations.

The success of SRx depends on a license with the University of Arizona. If the University of Arizona chooses to terminate the license, our business and operations could be harmed.

On September 6, 2017, we completed our acquisition of SRx. SRx licenses certain software and related user documentation related to SRx's Medication Management Center from the University of Arizona, or the Arizona License. The Arizona License is an exclusive, sublicensable license within the United States. The majority of SRx's business is dependent on the software licensed under the Arizona License. The University of Arizona may terminate the Arizona License under certain circumstances, including if SRx breaches the Arizona License and does not cure such breach within 60 days, ceases the commercial use of the licensed software, or liquidates its business. The termination of the Arizona License could significantly disrupt SRx's business operations and may adversely affect our operating results. In the event of a termination, SRx may be unable to fulfill its responsibilities to customers or meet the expectations of customers, with the potential for liability claims and a loss of business reputation, and a loss of business reputation, loss of ability to attract or maintain customers, and reduction of our revenue or operating margin.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonia HealthCare Corporation, Michael Deitch, Fletcher McCusker and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
4.1	Investor Rights Agreement, dated as of June 30, 2014	S-1	1/4/2016	4.1
4.2	Stockholders Agreement (as amended)	S-1/A	7/21/2016	4.2
4.3	Amended and Restated Preferred Series A-1 Convertible Stock Warrant, dated as of April 21, 2016, issued to the New Jersey Economic Development Authority	S-1/A	7/21/2016	4.8
10.1	Amended and Restated Loan and Security Agreement, dated September 6, 2017, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, SinfoníaRx, Inc., Sinfonía HealthCare Corporation, TRCRD, Inc., TRSHC Holdings, LLC, the several banks and other financial institutions or entities from time to time party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	9/7/2017	10.1
10.2#	License Agreement and Asset Transfer, effective as of December 9, 2013, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation				X
10.3	First Amendment to License Agreement and Asset Transfer, dated December 8, 2014, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation				X
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

#  Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

TABULA RASA HEALTHCARE, INC.

Date: November 9, 2017	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)