Form 10-K
period 2017-12-31
Tabula Rasa HealthCare, Inc.
filed 2018-03-14
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $148,490,000 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, computed based on the closing price on such date.

As of February 28, 2018, the Registrant had 20,013,491 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed subsequently and delivered to stockholders in connection with the 2018 annual meeting of stockholders are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2017.

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

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to adapt to changes or trends within the market for healthcare in the United States;
•	a significant increase in competition from a variety of companies in the health care industry;
•	developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards;
•	the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients;
•	the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control;
•	our ability to maintain relationships with a specified drug wholesaler;
•	increasing consolidation in the healthcare industry;
•	managing our growth effectively;
•	fluctuations in operating results;
•	failure or disruption of our information technology and security systems;
•	dependence on our senior management and key employees;
•	our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our ability to achieve profitability in the future;
•	changes or delays in the regulatory process;
•	adverse economic and political conditions;
•	our ability to successfully integrate SinfoníaRx into our business and realize the anticipated synergies and related benefits of its acquisition;
•	the volatility of our stock price;
•	the impact of changes in tax laws; and
•

those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, or the SEC.

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

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through a comprehensive suite of technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide risk adjustment services and pharmacy cost management services, which help our clients to properly characterize a patient's acuity, or severity of health condition, and optimize the associated payments for care. With 4.1 billion outpatient prescriptions filled in the United States in 2017, medication treatment is the most common medical intervention, and its imprecise use represents the fourth leading cause of death and contributes to an estimated 45 to 50 million ADEs annually with 2.5 to 4.0 million of those ADEs considered serious, disabling or fatal. The incidence of ADEs is highly correlated to the number of medications an individual is taking and non-adherence to prescribed regimens, and thus is particularly relevant to populations with complex healthcare needs. Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. We currently serve approximately 170 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Most of our products and services are built around our novel and proprietary MRM Matrix which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in five call centers throughout the U.S., is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 150,000 messages exchanged during December 2017, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Total spending in the United States on prescription medicines will increase 4 percent to 7 percent through 2021, reaching $580 billion to $610 billion, according to a report issued by the QuintilesIMS Institute. According to the Centers for Disease Control and Prevention, in any given month, 48% of Americans take a prescription medication, and

11% take five or more prescription medications. According to the U.S. Food and Drug Administration, ADEs result in more than 100,000 deaths annually in the United States, and a study by the U.S. Department of Health and Human Services, or HHS, notes that ADEs cause approximately 125,000 hospitalizations, one million emergency room visits, two million affected hospital stays and 3.5 million physician office visits every year. According to a book published by the National Academy of Sciences in 2000, for every dollar spent on ambulatory medications, another dollar is spent to treat new health problems caused by the medication. These statistics indicate that medication treatment is complex, and current tools available to healthcare organizations have been largely unsuccessful in mitigating ADEs.

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

Since our first year of active operations in 2011, our revenue has grown to $134.5 million for the year ended December 31, 2017, with a net income of $14.3 million and Adjusted EBITDA of $18.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA. We had an annual revenue retention rate of 99% and client retention rate of 95% in 2017. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics" for our definitions of revenue retention rate and client retention rate.

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

Recent Developments

Initial Public Offering and Common Stock Offering

On October 4, 2016, we completed an initial public offering, or the IPO, of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $.0001 per share, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 million shares of common stock, par value $.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

On December 8, 2017, we closed an underwritten public offering, or the Offering, of 1,350,000 shares of our common stock, par value $0.0001 per share, at an issuance price of $27.50 per share, or $25.85 per share after deducting underwriting discounts and commissions. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The net proceeds were used to repay outstanding indebtedness under our Amended and Restated 2015 Line of Credit.

Acquisitions

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of Medication Therapy Management, or MTM, technology and services for Medicare, Medicaid, and commercial health plans. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of $10.0 million of our common stock, or 520,821 shares, calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 20 trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market; and (iii) contingent purchase price consideration with a preliminary estimated acquisition date fair value of $38.1 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments.

In September 2016, we acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. The intellectual property and software assets were previously licensed by us and are integrated into the MRM Matrix. The acquisition consideration consisted of cash consideration of up to $6.0 million, consisting of $1.0 million which was paid upon closing, $4.4 million paid on during the fourth quarter of 2016, $550 thousand paid on September 15, 2017, and $50 thousand paid on October 13, 2017. In addition to the cash consideration, the purchase price included $5.0 million of common stock, consisting of $2.5 million, or 201,353 shares, of common stock issued on November 15, 2016 and $2.5 million, or 194,054 shares, of common stock issued on December 29, 2016. The stock consideration issued was calculated based on the arithmetic average of the daily volume-weighted average price of our common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015 and amended on July 1, 2016.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. As of December 31, 2017, we had no amount outstanding under the Amended and Restated 2015 Line of Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

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

Our Strategy

Further Penetrate and Grow with the Expansion of Our Current At-Risk Markets

By leveraging our industry expertise and thought leadership and expanding our sales and marketing efforts, we believe that we can increasingly penetrate the market for existing and new at-risk clients. We are the market leader in providing medication risk management to Programs of All-Inclusive Care for the Elderly, or PACE, a CMS sponsored program through which participating healthcare organizations provide fully integrated healthcare delivery on an at-risk basis for elderly adults, most of whom are dually eligible for Medicare and Medicaid. Our PACE clients cover approximately 25% of the total PACE enrollees nationwide. We believe that we have a significant opportunity to continue to grow within this market. According to the National PACE Association, currently, there are 123 PACE programs operating 250 PACE centers in 31 states serving over 45,000 participants, a 46% increase over the 84 PACE organizations in 2012. The number of participants enrolled in PACE organizations, who have a typical length of stay exceeding four years, has doubled over the last five years, yet, according to a study we commissioned from AEC Consulting, LLC, represents only 4% of the total eligible individuals within current PACE service areas.

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

On January 1, 2017, we launched our Enhanced Medication Therapy Management, or EMTM, program, with a large, regional Medicare Part D Prescription Drug Plan, or Regional PDP. To execute this EMTM program, we are using our MRM Matrix and certain other services to perform medication risk stratification and reviews and safety assessments of complex medication regimens, providing an innovative, alternative approach to pharmacotherapy to the highest risk of the 240,000 members of this Regional PDP, representing less than one percent of the entire eligible Part D market. We believe if we are successful in developing and delivering an EMTM program to the Regional PDP, we will be able to expand into a greater portion of the Part D market. There can be no assurances that our EMTM program will be successful or we will actually be able to expand this program as currently contemplated.

Continue Expansion into Emerging At-Risk Provider and Payor Markets

We intend to leverage our expertise and experience from our existing clients to expand to other at-risk providers and payors through increased investment in our sales force and marketing efforts.

We believe that the growth in government healthcare programs and the shift to value-based care models are creating opportunities for many organizations to capture growing portions of the expanding healthcare market. Accordingly, we are actively targeting at-risk, value-based markets, including managed care organizations, physician provider groups, self-insured companies and Accountable Care Organizations, or ACOs, which are healthcare organizations characterized by a payment and care delivery model that ties provider reimbursement to quality metrics and the total cost of care for an assigned population. We also target post-acute healthcare organizations, which provide a range of medical services to support an individual's recovery or manage chronic illness after a period of in-patient care. We believe non-PACE ACOs offer another large market for our solutions, as they operate under a similar at-risk reimbursement model. The number of ACOs in the United States has increased from 64 in 2011 to 923 in the third quarter of 2017, collectively covering approximately 32.4 million individuals. Many physician provider groups are moving to at-risk, capitated payment models in response to incentives from managed care organizations and government programs.

Many post-acute healthcare services are also transitioning to value-based care models. On April 1, 2015, the CMS Innovation Center's Bundled Payments for Care Improvement, or BPCI, initiative began, which comprises four broadly defined models of care designed to improve the coordination and quality of care at a lower cost to Medicare. In the BPCI initiative, post-acute care facilities and home health agencies receive bundled payments for episodes of care. According to CMS, there are approximately 2,300 organizations participating in the BPCI program as of January 2018. As the market leader in pharmacy cost management solutions in the post-acute market, we believe we are also well positioned to further serve these organizations with medication risk management solutions as they continue migrating to an at-risk reimbursement structure.

Continue to Innovate and Expand Platform Offerings to Meet Evolving Market Needs

We believe our investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation and expand our medication risk management solutions and other platform offerings to the broader healthcare marketplace. For example, we have developed and launched high-throughput medication risk stratification technology for identification of high-risk patients in need of clinical intervention, and we are developing a patient engagement application of our MRM Matrix solution. In addition, to further our commitment to innovation in the healthcare technology sector, we have established the Jack Russell Software Innovation Center which works collaboratively with our corporate university, TRHC University, to provide technology leadership, creative problem solving skills and training to our employees as well as the healthcare community more broadly. We also believe there is a substantial opportunity in our existing client base to cross-sell our full set of solutions.

Selectively Pursue Strategic Acquisitions and Partnerships

Since our founding in 2009, we have successfully completed and integrated seven acquisitions, which have significantly expanded our market footprint and broadened our medication risk management and risk adjustment offerings. We plan to continue to acquire assets and businesses and may enter into strategic partnerships that strengthen or expand our service offerings, capabilities and geographic reach and facilitate our entry into new markets. Our acquisition strategy is driven by our commitment to serving client needs, and we are continuously assessing the market for potential opportunities. On September 6, 2017, we acquired the SRx business, a provider of MTM technology and services for Medicare, Medicaid, and commercial health plans. The SRx business will give us exposure to a larger customer base that will enable us to leverage our technology in the broader market, as well as offer cross-selling market exposure opportunities.

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

	EireneRx	MedWise Advisor

Revenue Model	 Per-member per-month  Fee-for-service model (for prescription fulfillment and reminder packaging services)	 Recurring monthly subscription  SaaS model

Current Target Clients

      Healthcare organizations with all-inclusive, or closed, care models with an emphasis on coordination of care, such as PACE, ACOs, Integrated Delivery Networks and Patient Centered-Medical Homes

      Risk-bearing provider groups

      Healthcare organizations able to leverage the MRM Matrix

      Health plans

      Risk-bearing provider groups

      Hospitals and health systems

      Pharmacies and pharmacists

      Potential patient engagement application through existing relationships

Key Technology Features

      Cloud-based electronic portal

      MRM Matrix

      e-prescribing

      Decision support at the point of care

      Computerized physician order entry

      Modular certified for Meaningful Use

      Real-time secure messaging capabilities with our pharmacists

      Storage of personalized actionable pharmacogenomic data, which is data on how genes affect a person's response to drugs

      Cloud-based electronic portal

      MRM Matrix

      Decision support at the point of care

      Real-time secure messaging capabilities with our pharmacists

      Storage of personalized actionable pharmacogenomic data

Service Features

Fully interoperable with many industry-leading EHRs and dispensing software

Sophisticated medication decision-support tools

Precision dosing systems

May be combined with prescription fulfillment and adherence packaging, patient-focused health literacy and adherence tools and pharmacist consultation

Used independently or readily integrated with other pharmacy management systems, long-term care clinical systems, case management platforms, industry-leading EHRs or dispensing software

Sophisticated medication decision-support tools

Precision dosing systems

Differentiated Attributes

Enables physicians and pharmacists to collaborate on a patient's medication management in real time

Offers clinical analysis and aggregates reports that optimize outcomes and show risk mitigation results

Compatible with third-party dispensing-systems

Sophisticated alert functionalities and patient risk evaluation Built-in module with capabilities to remove repetitive components of a comprehensive medication review

EireneRx

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

MedWise Advisor

MedWise Advisor software provides the medication decision support components of EireneRx, primarily our MRM Matrix, to support clients seeking to manage their medication risk and improve medication outcomes and patient relationships by enhancing their existing systems. MedWise Advisor can be integrated with a variety of e-prescribing modules, EHRs, pharmacy management systems, clinical systems, case management platforms and other clinical databases. The software enables a prescribing environment where the physician prescribes medication with real-time pharmacist consultation. We have a team of pharmacists available to perform clinical analysis of the results and, when necessary, offer guidance to the prescriber based upon their review of the MRM Matrix and the individual patient's medical history. We believe MedWise Advisor is broadly applicable to all healthcare organizations that employ clinicians who prescribe medications and those with pharmacists or other clinicians that provide support to prescribers. We are currently working with managed care organizations that are utilizing MedWise Advisor to improve medication therapy outcomes, and we are targeting a broad range of healthcare systems, hospitals, post-acute providers and pharmacies and intend to target consumers with this solution.

NiaRx

NiaRx is a cloud-based software platform designed to facilitate the cognitive practice of pharmacy through case-based learning utilizing the MRM Matrix. NiaRx is in use by 17 schools of pharmacy, with over 3,000 registered academic users, and is intended to build literacy and brand awareness of our suite of technology solutions with thought-leaders and students in the pharmacy educational community, and drive adoption in the professional pharmacy community.

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

Clinical Pharmacist Collaboration

We have a team of pharmacists available to perform medication risk analysis and offer guidance, including the clinical application of pharmacogenomic test results and data application, to the prescriber based upon their assessment of the MRM Matrix and the individual patient's medical history. Our clinical pharmacists provide these personalized medication recommendations predominantly through secure real-time messaging. Available 24/7, 365 days per year, this service supports the medication risk management clinical decision making process with medication safety recommendations, including to eliminate unnecessary prescriptions, and execution of the optimized medication regimen. We exchanged over 150,000 secure real-time messages in December 2017.

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

Our Clients

Our clients are typically at-risk healthcare organizations, primarily PACE organizations, managed-care organizations, including government and commercial plans, post-acute care facilities, pharmacies and other provider groups. We have strong and long-standing relationships with our clients, providing services under multi-year contracts. At the end of 2015, 2016, and 2017, we were serving 119, 133, and 170 healthcare organizations, respectively. Our annual revenue retention rate was 99%, 98%, and 99% for 2017, 2016, and 2015, respectively, and our client retention rate was 95%, 93% and 96%, respectively, which we believe reflects strong client satisfaction with our solutions. During 2017, we signed a master agreement with Trinity Health Corporation covering 11 PACE facilities, which represented 18% of total revenue for the year ended December 31, 2017. Prior to signing this master agreement, each of these PACE facilities had separate contracts with us and were considered separate, individual, clients. For the year ended December 31, 2016 no single client accounted for greater than 10% of revenue. For the year ended December 31, 2015, one client accounted for 10% of total revenue. On a combined basis, the 11 PACE facilities, now covered by the master agreement with Trinity Health Corporation, represented 17% and 15% of total revenue for the years ended December 31, 2016, and 2015, respectively. We believe our clients view us as a trusted partner that shares their commitment to improving medication-related health outcomes and reducing overall healthcare costs.

PACE Organizations

PACE, a federal and state collaboration, is one growing model serving the dual-eligible patient population that focuses on averting institutional-based placement. PACE embodies many of the characteristics and trends affecting the healthcare industry as a whole. Our proof of concept was to provide medication risk management technology and services to PACE organizations, which are responsible for elderly patients, typically with complex medication regimens. Over the past seven years, we have become the market-leader in providing PACE with medication risk management. Our PACE clients cover approximately 25% of the total PACE enrollees nationwide. However, the existing PACE enrollees represent only 4% of the 900,000 total eligible individuals within current PACE service areas, according to a study we commissioned from AEC Consulting, LLC. In addition to personalized medication management, we also provide risk adjustment services to PACE organizations.

Managed Care Organizations

Since 2004, the number of beneficiaries enrolled in Medicare Advantage, or MA, plans has more than tripled from 5.3 million to 19.0 million in 2017 and is expected to grow to 22 million by 2020. MA is a capitated program with payment rates that are calculated based on the acuity of the patients served. Accordingly, patients are assigned relative risk scores based on diagnosis, which need to be documented accurately each year for appropriate reimbursement. We have become the market leader in risk adjustment and front-end coding for PACE organizations and we plan to continue to expand these services to other MA programs. Furthermore, we believe our solutions are broadly applicable throughout the managed care landscape, including to the self-funded employer groups.

Acute and Post-Acute Care Providers

Acute and post-acute care providers are increasingly operating in value-based care models. Under the BPCI, providers such as hospitals, skilled nursing facilities, in-patient rehabilitation facilities and home health agencies began to receive bundled payments for episodes of care. According to CMS, there are approximately 2,300 organizations participating in the BPCI program as of January 2018.

We are the market leader in pharmacy cost management solutions in the post-acute arena, helping facilities manage their pharmacy spend for their capitated patients. Our clients include approximately 1,500 of the more than 15,400 post-acute facilities in the United States. We believe there are significant opportunities to cross-sell our medication risk management solutions within this client base.

At-Risk Provider Groups

We contract with at-risk provider groups across the country for care transitions support and comprehensive medication management services.  We risk-stratify patient cohorts for these groups and identify patients at risk of an ADE. We then collaborate with these groups on appropriate levels of intervention to mitigate that risk.

Intellectual Property

We create, own and maintain various intellectual property assets which, in the aggregate, are of material importance to our business. Our intellectual property assets include: one patent and three pending patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software, documentation, content and databases; and trade secrets relating to data processing, statistical methodologies, data security and other aspects of our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed on a non-exclusive basis to use certain technology and other intellectual property rights owned and controlled by us.

We rely on patent, copyright, trademark and trade secret laws as well as confidentiality agreements, licenses and other agreements with employees, consultants, vendors and clients. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology and other intellectual property. We have one issued patent for our medication management system and method (U.S. Pat. No. 8,392,220, issued March 2013) and three patent applications pending in the United States, the first, filed in December 2014, relates to our Medication Risk Mitigation System and Method and the second and third, filed in January 2016 and May 2017, respectively, relate to our MRM Matrix. We also have four pending provisional applications. Our issued patent expires on November 8, 2031. We own one registered copyright protecting the code and documentation related to EireneRx, initially filed in 2012 and updated in 2015.

We own and use trademarks in connection with products and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: EireneRx®, Medication Risk Mitigation by CareKinesis®, MedWise Advisor®, NiaRx®, CareVentions™, Tabula Rasa HealthCare®, SinfoniaRx®, SinfoniaRx Medication Management®, Medliance®, Capstone Performance System®, Medication Risk Mitigation™ and Medication Risk Mitigation Matrix™.

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

HIPAA Healthcare Fraud Provisions

HIPAA also created additional federal criminal statutes regarding fraud. Specifically, the HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, or to obtain by false or fraudulent pretenses any of the money or property owned by a healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, and willfully obstructing a criminal investigation of a healthcare offense. The HIPAA healthcare fraud statutes also prohibit, among other things, concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. The ACA amended the intent standard for certain healthcare fraud statutes under HIPAA, like the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Those found to have aided in a violation of these prohibitions are deemed by statute to have committed the offense and are punishable as a principal offender.

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

Many states also have similar data privacy and security laws that track federal requirements or impose different and/or more stringent conditions for use and disclosure of PHI. Failure to comply with these laws may also result in the imposition of significant civil and/or criminal penalties.

Federal and State Oversight of Medical Devices, Genomic Testing, Drugs, and Controlled Substances

Some technologies and software applications used in connection with healthcare analytics and genomic testing and analysis are considered medical devices and are subject to regulation by the FDA. The 21st Century Cures Act (Pub. L. 114-255), enacted in December 2016, included certain changes to the Federal Food, Drug, and Cosmetic Act to exempt certain medical-related software from FDA regulation. In December 2017, FDA issued a draft guidance document, Clinical and Patient Decision Support Software, which set forth FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for clinical decision support, or CDS, software. Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could final finalize its guidance for Clinical and Patient Decision Support Software in such a way that it excludes our software and technologies from the scope of the CDS exemption under the 21st Century Cures Act. If the FDA determines that any of our current or future services, technologies or software applications are regulated by the FDA as medical devices, we would become subject to various statutes, regulations and policies enforced by the FDA and other governmental authorities including both premarket and post-market requirements, and we would need to bring the affected services, technologies, and/or software into compliance with such requirements. FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements.

Clinical laboratories that perform human genomic testing are subject to oversight by CMS and state regulators.  The laboratories that we partner with for genomic testing must comply with the relevant CMS and state laws and regulations applicable to clinical laboratories and genomic testing.

The Drug Enforcement Administration, or DEA, the FDA, and state regulators, such as state boards of pharmacy, regulate drug and controlled substance packaging, repackaging, purchasing, handling, storage, distribution, security, and dispensing activities. Our prescription fulfillment pharmacies must comply with the applicable FDA, DEA, and state statutes, regulations, and policies.  In addition, our prescription fulfillment pharmacies may be subject to periodic audits by state regulators, the DEA, and/or the FDA to assess our compliance with these requirements.

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

Federal and State Self-Referral Laws

The federal physician self-referral law, often referred to as the Stark Law, with limited exceptions, prohibits physicians from referring Medicare Program or Medicaid patients to an entity for the provision of certain designated health services, among them outpatient prescription medications, if the physician or a member of such physician's immediate family has a direct or indirect financial relationship (including an ownership or investment interest or a compensation arrangement) with the entity. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such designated health services. A referral that does not fall within a statutory exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including overpayment liability, significant fines and exclusion from participation in Medicare and Medicaid Programs.

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

Federal and State False Claims Acts

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil liability on individuals and entities that, among other things, knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the federal government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. The civil False Claims Act provides for treble damages and mandatory and significant minimum penalties per false claim or statement ($10,781.40 to $21,562.80 per false claim). The qui tam  or whistleblower provisions of the civil False Claims Act permit a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws. False Claims Act qui tam lawsuits in healthcare are common, although the government often declines to pursue such actions following investigation. Analogous state false claims laws also may apply to our sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors.

Other State Laws

The vast majority, if not all states have laws regulating licensure, registration and certification of pharmacies, pharmacists, pharmacy technicians and other pharmacy personnel. We are licensed in all states that require such licensure in which we do business and believe that we substantially comply with all state licensing laws applicable to our business. Where required by law, we also have pharmacists licensed in all states in which we dispense. If we violate state pharmacy licensure laws or engage in conduct prohibited under our license, we could be subject to enforcement action, including but not limited to suspension or loss of such pharmacy license

The DEA, as well as some similar state agencies, requires our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. Federal and various state laws also regulate specific labeling, reporting and record-keeping aspects related to controlled substances. We maintain DEA registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding dispensing controlled substances.

Employees

As of December 31, 2017, we had 536 employees. Of those employees, 373 provide direct client service, including clinical pharmacists, pharmacy technicians and other professionals who perform medication risk analysis and offer guidance, 25 are involved in sales, marketing and client support, 59 are involved in software development, 15 are involved in the development and enhancement of our service offerings and 64 are devoted to information technology, administrative and financial activities. None of our employees are represented by labor unions or subject to collective bargaining agreements and substantially all of our employees currently work in the United States. We consider our employee relations to be good.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website. Our website address is www.tabularasahealthcare.com.

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

As of December 31, 2017, we had an accumulated deficit of $20.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development program, acquisitions and from general and administrative costs associated with our operations. Our ability to generate net income is dependent upon, among other things, the acceptance of our products and services by, and the strength of, our existing and potential clients.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from 29 employees on January 1, 2011, the beginning of our first year of active operations, to 536 employees as of December 31, 2017, and our revenue increased from $94.1 million for the year ended December 31, 2016 to $134.5 million for the year ended December 31, 2017. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer and our revenue could decline. Our growth to date has increased the significant demands on our management, our operational and financial systems, IT infrastructure, security mechanisms and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees, including software engineers, quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could cause the market price of our common stock to decline.

We have experienced significant growth since 2011, our first year of active operations, with total revenue growing from $5.8 million for the year ended December 31, 2011, to $134.5 million for the year ended December 31, 2017. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to new clients and to expand our client base in the healthcare industry and with provider and payor organizations. We may not be successful in executing on our growth strategies and may not continue to grow our revenue at similar rates as we have in the past. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our products and services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future products and services and our ability to attract and retain a sufficient number of qualified sales and marketing personnel. In addition, clients in some market segments in which we have a more limited presence may be slower to adopt our products and services than we currently anticipate.

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

We derive a significant portion of our revenue from PACE organizations, which are our largest clients, accounting for 76.9% of our revenue for the year ended December 31, 2017. PACE organizations reflect a relatively new, value-based model for providing healthcare to the elderly and are funded by both Medicare and Medicaid. If the laws and regulations that currently promote PACE organizations were to change in a way that makes operating a PACE organization less attractive, if other Medicare or Medicaid reimbursement models are developed that are more attractive to the healthcare providers that operate PACE organizations or if the prevalence of PACE organizations were to decline for any other reason, our ability to generate revenue and grow our business may be compromised.

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

Our largest ten clients accounted for 63%, 51%, and 53% during the years ended December 31, 2017, 2016, and 2015 respectively. During 2017, we signed a master agreement with Trinity Health Corporation covering 11 PACE facilities, which represented 18% of total revenue for the year ended December 31, 2017. Prior to signing this master agreement, each of these PACE facilities had separate contracts with us and were considered separate, individual, clients. For the year ended December 31, 2016 no single client accounted for greater than 10% of revenue. For the year ended December 31, 2015, one client accounted for 10% of total revenue. On a combined basis, the 11 PACE facilities, now covered by the master agreement with Trinity Health Corporation, represented 17% and 15% of total revenue for the years ended December 31, 2016, and 2015, respectively. Our engagement with our ten largest clients is generally covered through contracts that are multi-year in their duration. One or more of these clients may decline to renew their existing contracts with us upon expiration and any such failure to renew could have a negative impact on our revenue and compromise our growth strategy. Further, if one or more of these clients significantly decreases its use of our solutions, we would lose revenue and our growth would be compromised.

Because we generally bill our clients and recognize revenue over the term of the contract, near-term declines in new or renewed agreements may not be reflected immediately in our operating results.

Most of our revenue in each quarter is derived from agreements entered into with our clients during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter because, although we enter into multi-year arrangements with our clients and recognize revenue over the term of the contract, such revenue varies based on the volume and pricing of prescriptions filled and the number of members of the healthcare organization and is, thus, not recognized evenly. Such declines, however, would negatively affect our revenue in future periods. The effect of any significant downturns in sales of, and market demand for, our products and services, as well as any potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenue.

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

An element of our growth strategy is to further expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. In January 2018, SRx signed its first international license agreement with a Canadian company. Because of our limited of experience with international operations, our current and any potential future international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our products and services in the international markets we enter. In addition, we will face risks in doing business internationally that could hurt our business, including:

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

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Any further expansion in our international operations will require significant management attention and financial resources.  We cannot be certain that the investment and additional resources required in establishing and expanding our international operations will produce desired levels of revenue or profitability. If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

We purchase a significant portion of our pharmaceutical products from one wholesaler.

Effective March 2016, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation, or AmerisourceBergen, a drug wholesaler, to provide us with the pharmaceutical products we sell. The prime vendor agreement was subsequently amended and restated effective May 1, 2016. As part of this agreement, we are obligated to purchase at least 95% of the total dollar amount of prescription pharmaceutical products we sell from AmerisourceBergen. The contract also commits us to a monthly minimum purchase obligation of approximately $1.75 million. Our amended and restated contract with AmerisourceBergen has an initial term of three years expiring April 30, 2019, and can be terminated by, among other things, either party's material breach that continues for 30 days or a payment default that continues for five days after notice thereof. If we are no longer able to purchase our pharmaceutical products from AmerisourceBergen, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts.

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

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. For example, on September 6, 2017, we completed our acquisition of SRx. Future acquisitions and investments could pose numerous risks to our operations, including:

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

As of December 31, 2017, our total indebtedness was $1.7 million and primarily related to capital lease liabilities. The Amendment and Restated 2015 Line of Credit provides for borrowings, on a revolving basis, in an aggregate amount up to $40.0 million to be used for general corporate purposes. The Amended and Restated 2015 Line of Credit is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. If we are unable to repay any secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral pledged to the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings. As of December 31, 2017, there was no amount outstanding under the Amended and Restated 2015 Line of Credit.

We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have required a significant investment of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing platform and services, hire additional sales and marketing personnel, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. As of December 31, 2017, we had $10.4 million of cash.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services and the continuing market acceptance of our products and services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to our technologies or offerings that we otherwise would not consider. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be limited.

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

Our effective tax rate may increase or decrease, and we may be adversely impacted by changes in tax laws.

We are subject to income taxes in the U.S. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by tax authorities where we do business. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings and the realizability of deferred tax assets. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

In addition, at any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law; while we believe that this law generally will have a favorable effect on corporations and their stockholders, uncertainty remains regarding the full effect that this law will have on us and our customers, stockholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could adversely affect our business, financial condition and results of operations, and adversely impact our stockholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income.

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

SRx’s obligation to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the Agreement and Plan of Merger, dated September 6, 2017, by and among the Company, certain of our wholly owned subsidiaries, SRx, Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative, or the Merger Agreement. Except in the event SRx breaches a Fundamental Representation (as defined in the Merger Agreement) or with respect to fraud, intentional misrepresentation or willful misconduct, we cannot make a claim for indemnification pursuant to the Merger Agreement with respect to representations and warranties unless and until the indemnifiable losses exceed $337,500 and we cannot make a claim against SRx for a breach of a non-Fundamental Representation after the date that is 18 months after the date of closing of the acquisition.  In connection with the acquisition, we obtained a representation and warranty insurance policy but we cannot make a claim under this policy for a breach of a non-Fundamental Representation after the date that is three years after the date of closing of the acquisition or a breach of a Fundamental Representation or certain tax obligations after the date that is six years after the date of the closing of the acquisition.  If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from SRx or our representation and warranty insurance policy, which could have a material adverse impact on our business and results of operations.

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

We currently own the web domain names www.tabularasahealthcare.com, www.trhc.com, www.carekinesis.com, www.careventions.com, www.medliance.com, www.capstoneperformancesystems.com, www.eirenerx.com, www.medwiseadvisor.com,  www.niarx.com, and www.sinfoniarx.com which are critical to the operation of our business. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.

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

On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA. Despite multiple efforts, Congress was unable to pass legislation significantly repealing or replacing the ACA in 2017, but many uncertainties remain regarding its future. The Trump Administration took additional action in October 2017 that may weaken the ACA’s public health insurance marketplace, and the Tax Cuts and Jobs Act of 2017, enacted December 22, 2017, eliminates the ACA’s individual mandate penalty beginning January 1, 2019. Both events suggest additional action to further weaken, repeal or replace the ACA may occur. The modification or repeal of certain provisions of the ACA could impact some or many of our business arrangements directly or indirectly.  Given that legislative and regulatory change is still being formulated, we cannot predict with any certainty the outcome of any future legislation or regulation.

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

•

The Health Insurance Portability and Accountability Act, or HIPAA, and its implementing regulations, required expanded protection of the privacy and security of protected health information, the execution of certain contracts to safeguard protected health information and the adoption of standards for the exchange of electronic health information, for health plans, healthcare clearinghouses and certain healthcare providers, which we refer to as Covered Entities, and their business associates. Among the standards that HHS has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Actual failure to comply with HIPAA could result in fines and civil and criminal penalties, as well as contractual damages, which could harm our business, finances and reputation.

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

•

Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission and states' attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

•

The federal physician self-referral law, often referred to as the Stark Law, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain  designated health services, or DHS, among them outpatient prescription medications, if the physician or a member of such physician's immediate family has a financial relationship (including an ownership or investment interest or a compensation arrangement) with the entity, unless the financial relationship meets an exception to the self-referral prohibition. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such DHS if the financial relationship fails to meet the requirements of an exception. The Stark Law is considered a “strict liability” statute in that a referral from a physician with a financial relationship that does not meet the requirements of an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including overpayment liability, significant fines and exclusion from participation in Medicare and Medicaid programs.

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

•

Federal and state false claims laws, including the civil False Claims Act, impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, cause to be made, a false statement in order to have a false claim paid, or knowingly and improperly avoid or decrease an obligation due the federal government, such as the knowing retention of an identified overpayment. The civil False Claims Act provides for treble damages and mandatory minimum penalties per false claim or statement. In this context, it is particularly notable that a significant portion of our revenue is derived from services provided to PACE organizations. PACE organizations are funded by both Medicare and Medicaid, and the Medicare risk-adjustment methodology applies to the Medicare component of PACE organization reimbursement. PACE submissions may also be comparable to state Medicaid risk-adjustment submissions, and vary by state. Because risk adjustment submissions to Medicare and state Medicaid programs have a direct impact on the amounts that Medicare and Medicaid Programs pay to PACE organizations, these activities may be the subject of scrutiny and litigation under the federal civil False Claims Act.

•

The HHS Office of Inspector General and many state Medicaid agencies maintain lists of individuals and organizations that have been excluded from participation in a federal healthcare program. A significant part of our revenue is derived from our services as federal healthcare program providers, specialty pharmacies, or contractors to federal healthcare program providers or plans and as such, we need to comply with restrictions on employing or contracting with personnel and vendors who have been excluded from participation in federal healthcare programs. Adhering to the best practice of conducting monthly screenings against the federal and state exclusion lists for employees and contractors may be costly and resource-consuming, but failure to do so may give rise to significant administrative liability and sanctions.

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

•

A number of federal and state laws and registration requirements are applicable to the purchase, handling, and dispensing controlled substances. If we are unable to maintain our registrations this could limit or affect our ability to purchase, handle, or dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions.

•

Federal and state laws and policies require pharmacies to maintain, enroll and participate in federal healthcare programs or to report specified changes in their operations to the agencies that administer these programs. If we do not comply with these laws, we may not be able to participate in some federal healthcare programs, which could compromise our ability to sell our solutions.

•

A number of FDA regulations are applicable to our business. Some technologies and software applications used in healthcare analytics, genomic testing and analysis are considered medical devices and are subject to regulation by the FDA. If the FDA determines that any of our current or future services, technologies, or software applications are regulated by the FDA as medical devices, we would become subject to various laws, regulations and policies enforced by the FDA or other governmental authorities, including both premarket and post-market requirements, and we would need to bring the affected services, technologies, or software into compliance with such requirements. The FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements. The FDA and state regulators, such as state boards of pharmacy, also regulate drug packaging and repackaging. Our drug packaging activities must comply with the relevant FDA and state statutes, regulations and policies. Noncompliance with applicable FDA or state requirements, including those related to pharmaceutical and medical device promotional practices and the pre-market and post-market approval requirements for medical devices can result in an enforcement action that could substantially harm our business. Changes in existing regulatory requirements, our failure to comply with current or future requirements or adoption of new requirements could negatively affect our business.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. The continued impact of these regulations on our business and operations depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our clients. Future modifications to the Medicare Part D program may reduce revenue and impose additional costs to the industry. In addition, contracts and fee schedules in the prescription drug industry, including our contracts with certain of our clients use certain published benchmarks, including average wholesale price, or AWP, to establish pricing for prescription drugs. Most of our contracts utilize the AWP standard. However, there can be no assurance that our clients will continue to utilize AWP, as previously calculated, or that other pricing benchmarks will not be adopted to establish prices for prescription drugs within the industry.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to influence all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than five percent of our outstanding capital stock, in the aggregate, beneficially own shares representing approximately 26% of our capital stock. As a result, if these stockholders were to choose to act together, they may be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

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

The market price of our common stock may decline, and you could lose all or a significant part of your investment.

The market price of, and trading volume for, our common stock may be influenced by many factors, some of which are beyond our control, including, among others, the following:

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

As a result of these and other factors, our stockholders may experience a decrease, which could be substantial, in the value of their shares of our common stock, including decreases unrelated to our financial performance or prospects.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price will likely decline. If one or more of these analysts fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller healthcare technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price you paid for the stock, if at all. The market price of our common stock may fluctuate or decline significantly in the future.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. At February 28, 2018, we had outstanding a total of 20,013,491 shares of common stock. Holders of an aggregate of 2,096,794 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or, along with holders of additional shares of our common stock, to include their shares in registration statements that we may file for ourselves or other stockholders. In December 2017, certain stockholders sold 2,100,000 shares of our common stock in a registered offering and these stockholders may pursue additional sales in the future. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an "emerging growth company," and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following the date of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from some disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an "emerging growth company," as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We are required to comply with various regulatory and reporting requirements, including those required by the SEC and the NASDAQ Stock Market. Complying with these reporting and other regulatory requirements is time-consuming and has resulted in increased costs to us. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company will also require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may also divert management's attention from other business concerns.

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

Our business and stock price may suffer as a result of our limited public company operating experience.

We were a privately held company since we were founded in 2009 until the completion of our IPO in October 2016. Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our stock price may be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Moorestown, New Jersey, where we occupy 74,565 square feet of space under three lease agreements that expire in November 2027. At our corporate headquarters, 24,855 square feet is utilized for prospective medication risk management using our proprietary technology and pharmacy distribution services, including competitive-inhibition informed robotic adherence packaging. An additional 24,855 square feet in is utilized for our Enhanced Medication Therapy Management call center pharmacists and technicians, and 24,855 square feet is utilized for office space.

In addition, as of December 31, 2017, we leased an aggregate of 26,134 square feet at the following locations: Boulder, Colorado; Charleston, South Carolina; San Francisco, California and Phoenix, Arizona. This includes 12,637 square feet dedicated to pharmacy distribution services in Boulder, Colorado and South San Francisco, California. During the third quarter of 2017, we began to occupy a new space for 9,968 square in Charleston dedicated to a new software research and development center.

In September 2017, we acquired 23,689 square feet of space under lease agreements from the acquisition of SRx. This space is for medication risk mitigation services and administrative offices in Tucson, Arizona; Phoenix, Arizona; Gainesville, Florida; and Austin, Texas. We have entered into a new lease to occupy a new space in Tucson, Arizona of 16,176 square feet to replace the 9,800 of square feet we currently occupy there. We also entered into an amended lease agreement to occupy an additional 2,300 square feet of space in the Gainesville, Florida location. We expect to begin occupying these new spaces during the first quarter of 2018.

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

	Year Ended
	December 31, 2016
	HIGH	LOW
3rd Quarter	$14.88	$14.32
4th Quarter	$14.98	$10.74

	Year Ended
	December 31, 2017
	HIGH	LOW
1st Quarter	$16.41	$12.69
2nd Quarter	$15.16	$11.80
3rd Quarter	$27.81	$13.31
4th Quarter	$36.43	$24.30

Holders

As of February 28, 2018, we had 150 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities

Dividends

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between September 28, 2016, and December 31, 2017, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the IPO price of $12 on September 28, 2016, in our common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	9/28/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Tabula Rasa Healthcare, Inc.	$100	$119	$125	$112	$125	$223	$234
NASDAQ Composite	$100	$100	$102	$112	$116	$124	$132
NASDAQ Healthcare Index	$100	$99	$92	$101	$107	$115	$112

Purchases of Equity Securities

On April 25, 2017 our board of directors authorized the repurchase of up to $5.0 million of our common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. We fund repurchases of our common stock through a combination of cash on hand, cash generated by operations or borrowings under our Amended and Restated 2015 Line of Credit. During the year ended December 31, 2017, we repurchased 73,466 shares at an average price of $13.05 per share for a total of $959 thousand.

The following table presents information relating to the shares repurchased during the year ended December 31, 2017:

			Total number of	Maximum dollar
	Total		shares purchased	value of shares
	number of	Average	as part of publicly	that may yet
	shares	price paid	announced plans	be purchased under the
	purchased	per share	or programs	plans or programs
				(In thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	—	—	—	—
March 1, 2017 - March 31, 2017	—	—	—	—
April 1, 2017 - April 30, 2017	—	—	—	5,000
May 1, 2017 - May 31, 2017	69,446	13.02	69,446	4,096
June 1, 2017 - June 30, 2017	4,000	13.52	4,000	4,041
July 1, 2017 - July 31, 2017	—	—	—	4,041
August 1, 2017 - August 31, 2017	—	—	—	4,041
September 1, 2017 - September 30, 2017	—	—	—	4,041
October 1, 2017 - October 31, 2017	—	—	—	4,041
November 1, 2017 - November 30, 2017	—	—	—	4,041
December 1, 2017 - December 31, 2017	—	—	—	4,041
Total	73,446	$13.05	73,446	$4,041

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015, and 2014 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31,
	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenue:
Product revenue	$98,523	$79,446	$60,060	$46,878
Service revenue	36,023	14,616	9,979	1,550
Total revenue	134,546	94,062	70,039	48,428
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	75,123	59,901	45,829	37,073
Service cost	18,532	5,276	3,299	739
Total cost of revenue, exclusive of depreciation and amortization	93,655	65,177	49,128	37,812
Operating (income) expenses:
Research and development	5,628	3,811	2,877	1,660
Sales and marketing	5,542	3,860	2,880	2,272
General and administrative	21,181	11,886	7,115	3,970
Change in fair value of acquisition-related contingent consideration (income) expense	(6,173)	(338)	(2,059)	790
Depreciation and amortization	9,512	5,115	3,933	1,817
Total operating expenses	35,690	24,334	14,746	10,509
Income from operations	5,201	4,551	6,165	107
Other (income) expense:
Change in fair value of warrant liability	—	(639)	2,786	269
Interest expense	688	4,488	5,915	1,354
Loss on extinguishment of debt	—	6,411	—	—
Total other expense	688	10,260	8,701	1,623
Income (loss) before income taxes	4,513	(5,709)	(2,536)	(1,516)
Income tax (benefit) expense	(9,783)	541	328	(409)
Net income (loss)	$14,296	$(6,250)	$(2,864)	$(1,107)
Net income (loss) attributable to common stockholders:
Basic	$14,296	$(3,811)	$(12,830)	$(4,991)
Diluted	$14,296	$(6,889)	$(12,830)	$(4,991)
Net income (loss) per share attributable to common stockholders:
Basic	$0.85	$(0.51)	$(2.97)	$(1.23)
Diluted	$0.76	$(0.59)	$(2.97)	$(1.23)
Weighted average common shares outstanding:
Basic	16,730,418	7,486,131	4,318,779	4,052,590
Diluted	18,774,374	11,591,210	4,318,779	4,052,590

Adjusted EBITDA (1)	$18,308	$13,633	$8,604	$2,968

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

	As of December 31,
	2017	2016	2015	2014
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash	$10,430	$4,345	$2,026	$4,122
Working capital	5,842	4,655	(39,440)	(9,822)
Total assets	185,990	72,739	58,602	58,823
Line of credit	—	—	10,000	6,860
Long-term debt, including current portion	1,705	1,746	13,956	15,110
Notes payable to related parties	—	—	250	1,014
Notes payable related to acquisition	—	—	15,620	14,350
Warrant liability	—	—	5,569	2,783
Total liabilities	63,500	16,633	61,257	59,818
Total redeemable convertible preferred stock	—	—	28,973	19,007
Total stockholders’ equity (deficit)	$122,490	$56,106	$(31,628)	$(20,002)

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

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Our products and services are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 150,000 messages exchanged during December 2017.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2015 and 2016 we were serving 119 and 133 healthcare organizations, respectively, and as of December 31, 2017, this number had grown to 170 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the years ended December 31, 2017, 2016, and 2015 were $134.5 million, $94.1 million, and $70.0 million, respectively. We generated net income of $14.3 million for the year ended December 31, 2017 and incurred net losses of $6.3 million and $2.9 million for the years ended December 31, 2016, and 2015, respectively. Our adjusted EBITDA for the year ended December 31, 2017 was $18.3 million compared to $13.6 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net losses to Adjusted EBITDA.

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

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$134,546	$94,062	$40,484	43%
Net income (loss)	14,296	(6,250)	20,546	nm
Adjusted EBITDA	18,308	13,633	4,675	34%

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Revenues	$94,062	$70,039	$24,023	34%
Net loss	(6,250)	(2,864)	(3,386)	(118)%
Adjusted EBITDA	13,633	8,604	5,029	58%

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

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 99%, 98%, and 99% for the years ended 2017, 2016, and 2015, respectively.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 95%, 93%, and 96% for the years ended 2017, 2016, and 2015, respectively.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets and expand our offerings to meet evolving market needs. While these areas present significant opportunities, they also present risks that we must manage to ensure successful results. See the section entitled "Risk Factors" for a discussion of certain risks and uncertainties that may impact our future success.

Recent Developments

Initial Public Offering

On October 4, 2016, we completed the IPO of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of our then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $.0001 per share, and all of our then outstanding convertible preferred stock converted into an aggregate of 5,089,436 million shares of common stock, par value $.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

Common Stock Offering

On December 8, 2017, we closed an underwritten public offering of 1,350,000 shares of our common stock, par value $0.0001 per share, at an issuance price of $27.50 per share, or $25.85 per share after deducting underwriting discounts and commissions. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The net proceeds were used to repay outstanding indebtedness under our Amended and Restated 2015 Line of Credit.

Acquisitions

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of Medication Therapy Management, or MTM, technology and services for Medicare, Medicaid, and commercial health plans. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary postclosing adjustments; (ii) the issuance of $10.0 million of our common stock, or 520,821 shares, calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 20 trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market; and (iii) contingent purchase price consideration with a preliminary estimated acquisition date fair value of $38.1 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a fair value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments.

In September 2016, we acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. The intellectual property and software assets were previously licensed by us and are integrated into the MRM Matrix. The acquisition consideration consisted of cash consideration of up to $6.0 million, consisting of $1.0 million which was paid upon closing, $4.4 million paid during the fourth quarter of 2016, $550 thousand paid on September 15, 2017, and $50 thousand paid on October 13, 2017. In addition to the cash consideration, the purchase price included $5.0 million of common stock, which amounted to the issuance of 395,407 shares of common stock during the fourth quarter of 2016. The stock consideration issued was calculated based on the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015 and amended on July 1, 2016. The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. As of December 31, 2017, there was no amount outstanding under the Amended and Restated 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the years ended December 31, 2017, 2016, and 2015, product sales represented 73%, 84%, and 86% of our total revenue, respectively.  For the years ended December 31, 2017, 2016, and 2015, service revenue represented 27%, 16%, and 14% of our total revenue, respectively.

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

Service Revenue

On January 1, 2017, we launched our EMTM program to perform medication risk stratification and reviews and safety assessments of complex medication regimens and, as a result, we began generating PMPM fees under our MRM Service Contracts. PMPM fees earned with respect to our MRM Service Contracts are included in service revenue. As noted above, PMPM fees associated with our bundled medication risk management services are currently included in product revenue. Service revenue also consists of medication therapy management services, which we refer to as MTM Contracts, provided by SRx, which was acquired on September 6, 2017. Revenue from MTM Contracts is primarily generated from PMPM fees or transactional based fixed fees and is recognized per medication therapy review completed. In addition, included in service revenue are hosting fees associated with SRx’s cloud-based platform for delivering MTM services and data analytics to support pharmacies managing their value-based contracts.

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

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to product revenue, including costs relating to our pharmacists' collaboration on a patient's medication management, medication risk analysis and offering guidance to the prescriber based upon the assessment of the MRM Matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription medications. Costs consist primarily of the purchase price of the prescription medications we dispense. For the years ended December 31, 2017, 2016, and 2015 prescription medication costs represented 76% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our clinical pharmacist support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including compensation, benefits and stock-based compensation, for employees who are responsible for management information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also includes professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase as we expand our infrastructure and continue to transition to a public company. These increases have included and will likely continue to include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, lawyers and investor relations. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$	%
Revenue:
Product revenue	$98,523	$79,446	$19,077	24%
Service revenue	36,023	14,616	21,407	146
Total revenue	134,546	94,062	40,484	43
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	75,123	59,901	15,222	25
Service cost	18,532	5,276	13,256	251
Total cost of revenue, exclusive of depreciation and amortization	93,655	65,177	28,478	44
Operating expenses:
Research and development	5,628	3,811	1,817	48
Sales and marketing	5,542	3,860	1,682	44
General and administrative	21,181	11,886	9,295	78
Change in fair value of acquisition-related contingent consideration (income)	(6,173)	(338)	5,835	nm
Depreciation and amortization	9,512	5,115	4,397	86
Total operating expenses	35,690	24,334	11,356	47
Income (loss) from operations	5,201	4,551	650	14
Other (income) expense:
Change in fair value of warrant liability	—	(639)	639	nm
Interest expense	688	4,488	(3,800)	(85)
Loss on extinguishment of debt	—	6,411	(6,411)	(100)
Total other expense	688	10,260	(9,572)	(93)
Income (loss) before income taxes	4,513	(5,709)	10,222	nm
Income tax (benefit) expense	(9,783)	541	(10,324)	nm
Net income (loss)	$14,296	$(6,250)	$20,546	nm	%

Nm = not meaningful

Product Revenue

Product revenue increased $19.1 million, or 24%, from $79.4 million for the year ended December 31, 2016 to $98.5 million for the year ended December 31, 2017. The increase was primarily driven by organic growth in medication risk management, which represented approximately $18.0 million of the increase. Of that $18.0 million increase, $6.8 million was attributable to new customers acquired period over period, while the remaining $11.2 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $1.1 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $21.4 million, or 146%, from $14.6 million for the year ended December 31, 2016 to $36.0 million for the year ended December 31, 2017. Service fees generated under MTM Contracts from the SRx acquisition contributed approximately $12.1 million to the increase in service revenue since the acquisition date of September 6, 2017. The remaining increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in a $6.7 million increase in service revenue primarily related to PMPM fees that we began generating under our MRM Service Contracts with our EMTM partner. In addition, there was a $2.0 million increase in revenue related to our risk adjustment services, of which, $675 thousand was related to revenue generated from new risk adjustment clients and $1.3 million was attributable to organic growth with existing clients. Increases in our pharmacy cost management services of $547 thousand were primarily due to an increase in manufacturer fees related to the sale of medication utilization data.

For the year ended December 31, 2017, $29.4 million of service revenue related to PMPM fees generated under our MRM Service Contracts and risk adjustment contracts, PMPM and transactional based fees generated under our MTM Contracts from the SRx acquisition, and subscription revenue related to our pharmacy cost management contracts. The remaining $6.6 million of service revenue represented hourly consulting charges, setup fees and data and statistics revenue from our pharmacy cost management and risk adjustment services, and other services.

Cost of Product Revenue

Cost of product revenue increased $15.2 million, or 25%, from $59.9 million for the year ended December 31, 2016 to $75.1 million for the comparable period in 2017. This increase was largely driven by increased volume of revenue, which contributed $10.3 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.3 million to the overall increase in the cost of product revenue. In addition, labor costs increased $2.2 million, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $979 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase was primarily due to increased information technology, rent and utilities, and other allocated overhead expenses as a result of continued operational growth.

Cost of Service Revenue

Cost of service revenue increased $13.3 million, or 251%, from $5.3 million for the year ended December 31, 2016 to $18.5 million for the year ended December 31, 2017. The acquisition of SRx contributed $7.6 million to the increased cost of service revenue and primarily included contract labor costs and employee compensation costs to support the MTM Contracts. The remaining increase was primarily attributable to $4.0 million of additional labor costs as a result of increased headcount as well as increases in salary and benefits to existing employees. Of the $4.0 million increase in labor costs, $2.7 million related to added headcount to support our MRM Service Contracts, $832 thousand related to added headcount to support risk adjustment contracts and $183 thousand related to increases in pharmacy cost management personnel costs. Other costs of service revenue increased $1.6 million primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM Service Contracts.

Research and Development Expenses

Research and development expenses increased $1.8 million, or 48%, from $3.8 million for the year ended December 31, 2016 to $5.6 million for the year ended December 31, 2017. The increase was primarily due to a $1.5 million increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The acquisition of SRx contributed about $305 thousand to the $1.5 million increase in payroll and related costs. In addition, rent and utilities expenses increased as a result of our new office space in South Carolina dedicated to software development.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 44%, from $3.9 million for the year ended December 31, 2016 to $5.5 million for the year ended December 31, 2017. The increase was primarily attributable to a $2.0 million increase in personnel costs related to added headcount to support our operational growth, increases in salaries and benefits for existing employees related to market adjustments and performance-based increases, and an increase in stock compensation expenses. Of the $2.0 million increase in personnel costs, $277 thousand was attributable to the acquisition of SRx. The increase in sales and marketing expenses was partially offset by a decrease in travel and entertainment expenses, conference related expenses, and professional services between 2017 and 2016.

General and Administrative Expenses

General and administrative expenses increased $9.3 million, or 78%, from $11.9 million for the year ended December 31, 2016 to $21.2 million for the year ended December 31, 2017. The increase was primarily attributable to a $2.9 million increase in stock compensation costs primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016, and an increase in stock option expense as a result of stock options granted to employees during 2017. The SRx acquisition also contributed an additional $1.4 million of general and administrative expenses, which primarily included employee compensation costs, information technology costs, professional fees, and rent and utilities and expenses. In connection with the SRx acquisition, we also incurred direct acquisition costs of $1.0 million, which primarily included legal expenses, due diligence fees, and other professional services. Excluding the acquisition of SRx, employee compensation costs increased by $1.7 million primarily due to an increase in headcount to support the overall growth of our operations and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, we incurred approximately $1.4 million of incremental general and administrative expenses related to supporting our operations as a public company. These incremental expenses primarily related to legal expenses, increased directors’ and officers’ liability insurance, professional services for investor relations and financial services, and fees for directors.

Acquisition-related Contingent Consideration Income

During the year ended December 31, 2017, we recognized a $6.2 million remeasurement net gain compared to a $338 thousand remeasurement gain during the year ended December 31, 2016. Of the total gain, $6.3 million related to the remeasurement gain related to the fair value of the contingent consideration payable associated with our acquisition of SRx due to a slight decrease in forecasted operating results, which reduces the amount of contingent consideration that we expect to pay. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by an EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income. We expect that these remeasurements could result in significant gains or losses on a quarterly basis through December 31, 2018, after which time the contingent consideration payable will be known. The remeasurement gain related to the SRx contingent consideration was offset by $130 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance LLC, or Medliance. The $338 thousand gain recognized during 2016 was due to a decrease in projected revenue from existing customers, which reduced the amount of contingent consideration we expected to pay.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.4 million, or 86%, from $5.1 million for the year ended December 31, 2016 to $9.5 million for the comparable period in 2017. This increase was due to a $2.9 million increase in amortization expense of intangible assets, primarily related to intangible assets acquired from SRx and 9176-1916 Quebec Inc. The increase in amortization expense was also due to a $615 thousand increase in amortization of capitalized software related to new software functionality placed into service during the year ended December 31, 2017. Depreciation expense also increased by $879 thousand related to our new office location for our headquarters, our new office space in South Carolina dedicated to software development, our new space in South San Francisco dedicated to pharmacy dispensing, and property, plant and equipment acquired from SRx.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2016, we recognized $639 thousand of income for the change in fair value of warrant liability due to a decrease in the fair value of our Series A-1 and Series B redeemable convertible preferred stock. Upon the completion of the IPO in October 2016, these warrants automatically converted into warrants to purchase shares of our common stock and the warrant liabilities were reclassified to additional paid-in capital, a component of stockholders' equity.

Interest Expense

Interest expense decreased $3.8 million, or 85%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. In connection with the Medliance acquisition in 2014, we issued multiple subordinated convertible promissory notes, or the Medliance Notes, in the acquisition. In 2014, we also entered into loans with Eastward Capital Partners V, L.P. and its affiliates, collectively, the Eastward Loans. The decrease in interest expense in 2017 was primarily due to the repayment of the Medliance Notes and the Eastward Loans with the proceeds from the ABC Credit Facility in July 2016. The decrease in interest expense in 2017 was also due to the repayment of the ABC Credit Facility during the fourth quarter of 2016 with the proceeds received from the IPO. In addition, there were three months of borrowings outstanding on the Amended and Restated 2015 Line of Credit during 2017 compared to twelve months of borrowings outstanding on the Amended and Restated 2015 Line of Credit during 2016.

Loss on extinguishment of debt

During 2016, we recognized a $6.4 million loss on extinguishment of debt. The loss on extinguishment of debt is comprised of a $5.1 million loss recognized as a result of a prepayment premium and the recognition of the remaining unamortized finance costs in connection with repayment of all outstanding principal and interest of the ABC Credit Facility during the fourth quarter of 2016. In addition, we recognized a $1.4 million loss as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the April 2014 Eastward Loan and the December 2014 Eastward Loan in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. See Note 10 – Lines of Credit and Long-Term Debt for additional information.

Income Taxes

For the year ended December 31, 2017, we recorded an income tax benefit of $9.8 million, which resulted in an effective tax rate of (216.8%). During 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $9.6 million primarily related to amortizable intangible assets other than goodwill. We determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, we released $5.8 million of the deferred tax asset valuation allowance. The remainder of our tax benefit is the result of windfall benefits related to stock option exercises and a favorable permanent item for the change in fair value of SRx contingent consideration, partially offset by pre-tax income at the federal statutory rate, non-deductible acquisition costs, stock compensation, and other permanent items. In addition, we recognized a tax benefit of $742 thousand related to state taxes. On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Reform Act, was signed into law. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, providing for the immediate expensing of certain domestic assets placed in service after September 22, 2017, and implementing a territorial tax system. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of this reduction in the U.S. corporate income tax rate, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $105 thousand income tax benefit for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded income tax expense of $541 thousand, which resulted in an effective tax rate of (9.5%). The expense was primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization.

Comparison of the Years Ended December 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Change
	2016	2015	$	%
Revenue:
Product revenue	$79,446	$60,060	$19,386	32%
Service revenue	14,616	9,979	4,637	46
Total revenue	94,062	70,039	24,023	34
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	59,901	45,829	14,072	31
Service cost	5,276	3,299	1,977	60
Total cost of revenue, exclusive of depreciation and amortization	65,177	49,128	16,049	33
Operating (income) expenses:
Research and development	3,811	2,877	934	32
Sales and marketing	3,860	2,880	980	34
General and administrative	11,886	7,115	4,771	67
Change in fair value of acquisition-related contingent consideration (income)	(338)	(2,059)	1,721	nm
Depreciation and amortization	5,115	3,933	1,182	30
Total operating expenses	24,334	14,746	9,588	65
Income from operations	4,551	6,165	(1,614)	(26)
Other (income) expense:
Change in fair value of warrant liability	(639)	2,786	(3,425)	(123)
Interest expense	4,488	5,915	(1,427)	(24)
Loss on extinguishment of debt	6,411	—	6,411	100
Total other expense	10,260	8,701	1,559	18
Loss before income taxes	(5,709)	(2,536)	(3,173)	(125)
Income tax expense	541	328	213	65
Net loss	$(6,250)	$(2,864)	$(3,386)	(118)%

nm = not meaningful

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

Service Revenue

Service revenue increased $4.6 million, or 46%, from $10.0 million for the year ended December 31, 2015 to $14.6 million for the year ended December 31, 2016. The increase was primarily attributable to $4.5 million recognized from two MRM Service Contracts for a year-end quality initiative with our EMTM partner. The increase was also attributable to a $1.5 million increase in revenue related to our risk adjustment services. Of this total increase, $1.3 million was attributable to organic growth with existing clients and $185 thousand was related to revenue generated from new risk adjustment clients. These increases were partially offset by a $1.5 million decrease related to our pharmacy cost management services as a result of the loss of certain customers as well as a reduction in manufacturer fees related to the sale of medication utilization data.

For the year ended December 31, 2016, service revenue was comprised of $4.9 million related to PMPM fees and subscription revenue related to risk adjustment services, and $5.2 million represented hourly consulting charges, setup fees and data and statistics revenue related to pharmacy cost management services. The remaining $4.5 million of our service revenue was related to the portion of our fixed fee arrangement we recognized under our MRM Service Contracts with our EMTM partner.

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

General and Administrative Expenses

General and administrative expenses increased $4.8 million, or 67%, from $7.1 million for the year ended December 31, 2015 to $11.9 million for the year ended December 31, 2016. The increase was primarily attributable to a $3.5 million increase in stock compensation costs primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016, and an increase in stock option expense as a result of stock options granted to employees during 2016. Personnel costs, including salaries and benefits primarily related to an increase in headcount to support the overall growth of our operations, also increased by $657 thousand. In addition, legal expenses increased $248 thousand as a result of increased legal services related to ongoing business matters and the acquisition of certain assets of 9176-1916 Quebec Inc. We also incurred an additional $157 thousand of costs related to employee training and professional development. General and administrative expenses also increased due to increased business insurance and rent expense as a result of the new office location for our headquarters. The increase in general and administrative expenses was partially offset by a decrease in finance and accounting professional fees of $320 thousand primarily related to higher professional services related to the IPO preparation incurred in 2015 that did not qualify for deferral.

Acquisition-related Contingent Consideration (Income)

During the year ended December 31, 2016, we recognized a $338 thousand remeasurement gain compared to a $2.1 million remeasurement gain during the year ended December 31, 2015, related to the decrease of contingent consideration associated with our acquisition of Medliance. The gain recognized during 2016 was due to a decrease in projected revenue from existing customers, which reduced the amount of contingent consideration we expected to pay. The gain during the year ended December 31, 2015 was due to a decrease in projected revenue related to the loss of certain customers from Medliance, which reduced the amount of contingent consideration we expected to pay.

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

Interest Expense

Interest expense decreased $1.4 million, or 24%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the repayment of the Medliance Notes, as well as the April 2014 Eastward Loan and the December 2014 Eastward Loan, in July 2016. See Note 11 – Lines of Credit and Long-Term Debt for additional information.

Loss on extinguishment of debt

During 2016, we recognized a $6.4 million loss on extinguishment of debt. The loss on extinguishment of debt is comprised of a $5.1 million loss recognized as a result of a prepayment premium and the recognition of the remaining unamortized finance costs in connection with repayment of all outstanding principal and interest of the ABC Credit Facility during the fourth quarter of 2016. In addition, we recognized a $1.4 million loss as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the April 2014 Eastward Loan and the December 2014 Eastward Loan in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. See Note 11 – Lines of Credit and Long-Term Debt for additional information.

Income Taxes

For the year ended December 31, 2016 and December 31, 2015, we recorded income tax expense of $541 thousand and $328 thousand, respectively, which resulted in an effective tax rate of (9.5%) and (12.9%), respectively. The expense for each period was primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes change in fair value of warrant liability, interest expense, loss on extinguishment of debt, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, change in fair value of acquisition-related consideration expense, acquisition-related expense, payroll tax expense related to stock option exercises and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Our management uses Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;

•	to prepare and approve our annual budget; and

•	to develop short- and long-term operational plans.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$14,296	$(6,250)	$(2,864)
Add:
Change in fair value of warrant liability	—	(639)	2,786
Interest expense	688	4,488	5,915
Loss on extinguishment of debt	—	6,411	—
Income tax (benefit) expense	(9,783)	541	328
Depreciation and amortization	9,512	5,115	3,933
Change in fair value of acquisition-related contingent consideration (income)	(6,173)	(338)	(2,059)
Change in fair value of acquisition-related consideration expense	—	55	—
Acquisition-related expense	921	—	—
Payroll tax expense related to stock option exercises	95	—	—
Stock-based compensation expense	8,752	4,250	565
Adjusted EBITDA	$18,308	$13,633	$8,604

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income (loss) attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, losses on the extinguishment of debt, fair value adjustments for acquisition-related contingent consideration, fair value adjustments for acquisition-related consideration, acquisition-related expense, payroll tax expense related to stock option exercises, stock-based compensation expense, and the tax impact of those items, as well as adjustments for tax benefits related to the partial release of our valuation allowance and recognition of windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Year Ended December 31,
	2017		2016		2015
	(In thousands except per share amounts)
Reconciliation of diluted net income (loss) per share attributable to common shareholders to Adjusted Diluted EPS
Net income (loss)	$14,296		$(6,250)		$(2,864)
Decretion (accretion) of redeemable convertible preferred stock	—		2,439		(9,966)
Net income attributable to common stockholders, basic, and net income per share attributable to common stockholders, basic	$14,296	$0.85	$(3,811)	$(0.51)	$(12,830)	$(2.97)
Decretion of redeemable convertible preferred stock	—		(2,439)		—
Revaluation of warrant liability, net of tax (1)	—		(639)		—
GAAP net income (loss) attributable to common stockholders, diluted, and net income (loss) per share attributable to common stockholders, diluted	$14,296	$0.76	$(6,889)	$(0.59)	$(12,830)	$(2.97)
Adjustments:
Accretion of redeemable convertible preferred stock	—		—		9,966
Change in fair value of warrant liability	—		—		2,786
Loss on extinguishment of debt	—		6,411		—
Change in fair value of acquisition-related contingent consideration (income)	(6,173)		(338)		(2,059)
Change in fair value of acquisition-related consideration expense	—		55		—
Acquisition-related expense	921		—		—
Payroll tax expense on stock option exercises	95		—		—
Stock-based compensation expense	8,752		4,250		565
Impact to income taxes (1)	(12,819)		(972)		871
Adjusted net income (loss) attributable to common stockholders and Adjusted Diluted EPS	$5,072	$0.27	$2,517	$0.19	$(701)	$(0.07)

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

	Year Ended
	December 31,
	2017	2016	2015
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding	16,730,418	7,486,131	4,318,779
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,395,687	—	—
Weighted average dilutive effect of restricted shares	638,938	—	—
Weighted average dilutive effect of common shares from stock warrants	9,331	—	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion at beginning of the year	—	4,105,079	—
Weighted average shares of common stock outstanding, diluted for GAAP	18,774,374	11,591,210	4,318,779
Adjustments:
Weighted average dilutive effect of stock options (1)	—	1,614,815	—
Weighted average dilutive effect of common shares from stock warrants (1)	—	206,614	—
Weighted average dilutive effect of restricted stock (1)	—	43,294	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion (2)	—	—	5,351,815
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	18,774,374	13,455,933	9,670,594

(1)

In computing Adjusted Diluted EPS, these common shares were excluded from the calculation of Adjusted Diluted EPS for periods with a non-GAAP net loss because including them would have had an anti-dilutive effect.

(2)

In computing Adjusted Diluted EPS, net income attributable to common stockholders was adjusted to eliminate the effects of outstanding preferred stock and preferred stock warrants. As such, the weighted average share amounts of these potentially dilutive securities were included in the computation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2015.

Liquidity and Capital Resources

We generated net income of $14.3 million and incurred net losses of $6.3 million and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At December 31, 2017, we had cash of $10.4 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016, and 2015:

	Year Ended
	December 31,
	2017	2016	2015
Net cash provided by operating activities	$18,308	$6,774	$3,256
Net cash used in investing activities	(41,068)	(10,896)	(3,277)
Net cash provided (used in) by financing activities	28,845	6,441	(2,075)
Net increase (decrease) in cash	$6,085	$2,319	$(2,096)

Operating Activities

Net cash provided by operating activities was $18.3 million for the year ended December 31, 2017 and consisted primarily of our net income of $14.3 million plus the addition of noncash items of $2.3 million and changes in our operating assets and liabilities totaling $1.7 million. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $9.5 million, stock-based compensation expense of $8.8 million, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees, which were partially offset by non-cash income from the change in the fair value of acquisition-related contingent consideration of $6.2 million and a $9.9 million deferred tax benefit primarily due to the release of a significant portion of the deferred tax asset valuation allowance and recognition of an additional benefit related to tax windfall benefits generated during the year ended December 31, 2017. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of December 31, 2017, and an increase in accounts payable as of December 31, 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM Service Contracts and MTM Contracts during 2017

Net cash provided by operating activities was $6.8 million for the year ended December 31, 2016 and consisted primarily of our net loss of $6.3 million, offset by the addition of noncash items of $16.6 million and changes in our operating assets and liabilities totaling $286 thousand, partially offset by cash payments of $3.9 million for imputed interest on debt. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $5.1 million, amortization of deferred financing fees and debt discounts of $1.3 million, loss on extinguishment of debt of $6.4 million, and stock-based compensation expense of $4.3 million, which were partially offset by a decrease in the fair value of warrant liabilities of $639 thousand and a decrease in the fair value of the acquisition contingent consideration of $338 thousand. The significant factors that contributed to the change in operating assets and liabilities primarily included a net increase in accrued expenses and other long-term liabilities for deferred rent expense related to our new office location for our headquarters. Cash provided by operating activities was also impacted by a decrease in rebates receivable due to a new rebate program from our inventory vendors in 2016, which was partially offset by an increase in prepaid expenses and other assets due to the timing of payments associated with business insurance premiums, 2017 subscriptions and conferences, and deferred costs related to our EMTM program which launched in January 2017. Cash provided by operating activities was also offset by an increase in inventories and accounts receivable due to an increased customer base and higher sales volumes.

Net cash provided by operating activities was $3.3 million for the year ended December 31, 2015 and consisted primarily of our net loss of $2.9 million and decreases in cash from changes in our operating assets and liabilities totaling $1.4 million, which were more than offset by non-cash charges of $7.6 million, which were primarily attributable to depreciation and amortization expenses related to leasehold improvements, capital equipment and capitalized internal-use software development costs of $3.9 million, amortization of deferred financing fees and debt discount of $2.1 million, stock-based compensation expense of $565 thousand, the non-cash expense related to the revaluation of the warrant liability of $2.8 million partially offset by a gain of $2.1 million for the revaluation of acquisition-related contingent consideration. The significant factors that contributed to the decrease in cash from changes in operating assets and liabilities included increases in accounts receivable, inventories and prepaid expenses and other assets due to the increase in our product sales and the timing of payments associated with rent and 2016 conferences, partially offset by increases in accounts payable of $440 thousand primarily due to the timing of our vendor payments and the purchase of prescription medications to build inventory that supports our increase in sales, and accrued expenses and other liabilities of $1.1 million due to the increase in accrued interest on acquisition-related notes payable, offset by a $610 thousand decrease primarily attributable to contingent consideration payments made in connection with the acquisition of Capstone Performance Systems, LLC, or Capstone, in excess of the estimated amount accrued as of the acquisition date.

Investing Activities

Net cash used in investing activities was $41.1 million for the year ended December 31, 2017 and reflected $34.5 million, net of cash acquired, paid in connection with the acquisition of SRx. In addition, net cash used in investing activities included $3.3 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, NJ, our new space in South Carolina dedicated to software development, and new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $3.3 million in software development costs.

Net cash used in investing activities was $10.9 million for the year ended December 31, 2016 and reflects $5.4 million in payments related to the acquisition of certain assets of 9176-1916 Quebec Inc. and the acquisition-related consideration payments made during the fourth quarter of 2016, $3.8 million in purchases of property, equipment and leasehold improvements primarily related to our new office location for our headquarters, and $1.9 million in software development costs. Net cash used in investing activities was partially offset by a decrease of $200 thousand in restricted cash from the release of funds for the final acquisition consideration payment related to the acquisition of J.A. Robertson, Inc., doing business as St. Mary Prescription Pharmacy, or SMPP, in 2014.

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

Financing Activities

Net cash provided by financing activities was $28.8 million for the year ended December 31, 2017 and consisted of $34.9 million of cash proceeds, net of underwriting costs, from our common stock offering, which was partially offset by $2.1 million in payments for payroll taxes remitted to taxing authorities on behalf of employees from shares withheld from the net exercise of stock options during 2017. Net cash used in financing activities also included a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition and $600 thousand of payments related to our acquisition related consideration for 9176-1916 Quebec Inc., $959 thousand in payments for the repurchase of common stock, and $766 thousand in payments of long-term debt.

Net cash provided by financing activities was $6.4 million for the year ended December 31, 2016 and consisted of $55.2 million of cash proceeds, net of underwriting costs, from our IPO, which was partially offset by $17.4 million in net repayments of long-term debt, the repayment of $14.3 million of notes payable related to the Medliance acquisition, and net repayments of $10 million of the Amendment and Restated 2015 Line of Credit. Net cash provided by financing activities was also offset by $3.4 million in payments for costs associated with the IPO, $2.1 million in payments of deferred and contingent purchase price consideration related to our SMPP and Medliance acquisitions, and $1.5 million in payments for debt financing costs.

Net cash used in financing activities was $2.1 million for the year ended December 31, 2015 and was primarily attributable to $2.2 million in payments of deferred and contingent purchase price consideration related to our SMPP and Capstone acquisitions, $481 thousand in payments of deferred costs associated with the IPO, and $69 thousand in payments for deferred financing costs, which were partially offset by net borrowings of $625 thousand under our various financing arrangements.

Funding Requirements

We had an accumulated deficit of $20.6 million as of December 31, 2017. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

On December 8, 2017, we closed an underwritten public offering of 1,350,000 shares of our common stock at an issuance price of $27.50 per share. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The net proceeds were used to repay outstanding indebtedness under our Amended and Restated 2015 Line of Credit.

We believe that our cash of $10.4 million as of December 31, 2017, borrowing capacity under our Amendment and Restated 2015 Line of Credit and cash flows from continuing operations, will be sufficient to fund our planned operations through at least March 31, 2019. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives

We may seek additional funding through public or private debt or equity financings. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Line of Credit whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and amended on July 1, 2016. The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. Amounts outstanding under the Amended and Restated 2015 Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. During the year ended December 31, 2017, we made borrowings of $35.3 million under the Amended and Restated 2015 Line of Credit to fund the acquisition of SRx. In December 2017, we repaid the outstanding amount in full with proceeds received from the common stock offering, which closed on December 8, 2017, and cash flows from operations. As of December 31, 2017, there were no amounts outstanding under the Amended and Restated 2015 Line of Credit. We are also contingently liable for $400 thousand under an outstanding letter of credit, which reduces amounts available on the line of credit. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $39.6 million.

The Amended and Restated 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of December 31, 2017, we were in compliance with all of the financial covenants related to the Amended and Restated 2015 Line of Credit and expect to remain in compliance with such covenants.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2017:

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
	(In thousands)
Contingent consideration payments (1)	$33,429	$1,640	$31,789	$—	$—
Inventory purchase obligation (2)	28,000	21,000	7,000	—	—
Capital leases (3)	1,896	1,065	827	4	—
Operating leases (4)	23,321	2,648	5,254	5,155	10,264
Letter of credit (5)	400	—	—	—	400
Total	$87,046	$26,353	$44,870	$5,159	$10,664

(1)

Contingent consideration represents the estimated future cash payments as of December 31, 2017 related to our acquisition of Medliance in 2014 and our acquisition of SRx in 2017. The final payment for the Medliance contingent consideration was estimated at $1,640 and was paid in February of 2018. In accordance with the SRx purchase agreement, the maximum amount for the first contingent consideration payment is $35,000. See Note 4 to our consolidated financial statements for additional information.

(2)

Effective March 2016, we entered into a prime vendor agreement with AmerisourceBergen to provide us with the pharmaceutical products we sell. The contract commits us to a monthly minimum purchase obligation of approximately $1.75 million and expires on April 30, 2019.

(3)	Capital lease obligations represent future lease payments for equipment including interest.
(4)	The operating lease obligations represent future lease payments for office space.
(5)

We are contingently liable for $400 under an outstanding letter of credit related to our lease agreement for our corporate headquarters in Moorestown, NJ. The letter of credit renews annually and expires in September 2027.

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

Service Revenue

We provide medication risk management services utilizing the MRM Matrix technology alone, without the related fulfillment services, which are referred to as MRM Service Contracts. We began entering into these MRM Service Contracts in the third quarter of 2016. Our MRM Service Contracts also include services provided by the SRx business, which was acquired on September 6, 2017. The SRx business provides MTM technology and services for Medicare, Medicaid, and commercial health plans, which are referred to as MTM Contracts.

We also enter into contracts with healthcare organizations to provide (i) risk adjustment and (ii) pharmacy cost management services, which include training client staff and providers about documentation and diagnosis coding, analyzing clients' data collection and submission processes, and delivering meaningful analytics for understanding reimbursement complexities.

Under the MRM Service Contracts, MTM Contracts and risk adjustment contracts, there are generally four revenue generating components:

Set up fees

Our contracts for MRM and risk adjustment services often require customers to pay non-refundable set up fees, which are deferred and recognized over the estimated term of the contract. These fees are charged at the beginning of the customer relationship as compensation for our efforts to prepare the customer and configure its system for the data collection process. The set up activities do not represent a separate unit of accounting as they do not have value apart from the broader MRM Service Contracts, MTM Contracts and risk adjustment contracts. Incremental direct costs associated with such set up activities are also deferred and amortized over the shorter of the estimated customer life or stated contract period.

Per member per month fees

We receive a fixed monthly fee for each member in the respective programs. These services represent a separate unit of accounting and are offered independently from any other services. Revenue for these services is recognized each month as the services are performed.  Per member per month fees on MTM contracts are recognized as comprehensive medication reviews are completed.

Per transaction fee

Under our MTM contracts we also receive transactional fees based on a fixed fee per comprehensive medication review. Revenue is recognized as comprehensive medication reviews are completed.

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

In addition, we receive hosting fees for SRx’s cloud-based platform used to deliver MTM services and data analytics support to pharmacies managing their value-based contracts.  These hosting fees are recognized monthly as either a flat fee or on a fixed monthly fee per user basis.

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

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the Medliance and SRx acquisitions, we were and are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations.

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

As of December 31, 2017, no amounts were outstanding under our Amended and Restated 2015 Line of Credit. We entered into the Amendment and Restated 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximate $89 thousand increase to our interest expense for the year ended December 31, 2017.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

The Company completed the acquisition of the SRx business on September 6, 2017. Our management has excluded the operations of this business from the evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. SRx represents approximately 57.0% of total assets as of December 31, 2017, and approximately 9.0% of total revenue for the year then ended. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of the Company’s internal control over financial reporting in 2018.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control-Integrated Framework (2013). Based upon this evaluation and those criteria, management believes that, as of December 31, 2017, our internal controls over financial reporting were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders, or the Proxy Statement, under the following captions: “Directors and Executive Officers” and “Corporate Governance” and possibly elsewhere therein and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics, or the Code of Ethics, that applies to all of its directors, officers and employees. The Code of Ethics is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics. The Code of Ethics is available on the Investor Relations section of the Company’s website (http://ir.tabularasahealthcare.com) under the tab “Corporate Governance”.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

A list of exhibits is set forth on the Exhibit Index immediately before the signature page of this Form 10-K, and is incorporated herein by reference.

(a) (1) The Registrant’s financial statements together with a separate table of contents are annexed hereto.

(2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

Schedule II—Valuation and Qualifying Accounts

(3) A  list of exhibits is set forth on the Exhibit Index immediately before the signature page of this Form 10-K, and is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1#	Membership Interest Purchase Agreement, dated as of December 31, 2014, by and between Tabula Rasa HealthCare, Inc., Fred Smith III, Olds Family 2002 Trust, Stephen F. Olds and Thomas Olds, Jr.	S-1	1/4/2016	2.1
2.2#	Asset Purchase Agreement, dated as of April 22, 2014, by and among Capstone Performance Systems, LLC (Delaware), CareKinesis, Inc., Capstone Performance Systems, LLC (Colorado), PPS Holdings, Inc. and David M. Reyes and Ronda L. Hackbart-Reyes	S-1	1/4/2016	2.2
2.3#	Stock Purchase Agreement, dated as of November 27, 2013, by and between CareKinesis, Inc. and Gary Tom, as amended	S-1	1/4/2016	2.3
2.4#	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonia HealthCare Corporation, Michael Deitch, Fletcher McCusker, and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1*	Tabula Rasa HealthCare, Inc. Amended and Restated 2014 Equity Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreements and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.1
10.2	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
10.3

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

		S-1	1/4/2016	10.6
10.4	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.5	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.6*	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
10.7	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 100), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc.	S-1	1/4/2016	10.9
10.8	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 200), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc.	S-1	1/4/2016	10.10
10.9	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 300), as amended by that First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc.	S-1	1/4/2016	10.11
10.10	First Amendment to Lease Agreements, dated March 22, 2016 by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc.	S-1/A	7/21/2016	10.11
10.11	Amended and Restated Prime Vendor Agreement, effective May 1, 2016, by and among AmerisourceBergen Drug Corporation, CareKinesis, Inc. and J.A. Robertson, Inc. d/b/a St. Mary	S-1/A	7/21/2016	10.13
10.12*	Tabula Rasa HealthCare, Inc. Annual Incentive Plan, effective January 1, 2017	8-K	4/28/2017	10.4

10.13	Amended and Restated Loan and Security Agreement, dated September 6, 2017, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, SinfoníaRx, Inc., Sinfonía HealthCare Corporation, TRCRD, Inc., TRSHC Holdings, LLC, the several banks and other financial institutions or entities from time to time party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	9/7/2017	10.1
10.14#	License Agreement and Asset Transfer, effective as of December 9, 2013, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation, portions of which have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission	10-Q	11/9/2017	10.2
10.15	First Amendment to License Agreement and Asset Transfer, dated December 8, 2014, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation	10-Q	11/9/2017	10.3
10.16*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Calvin Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.1
10.17*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Orsula Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.2
10.18*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Brian Adams and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.3
10.19*	First Amendment to the Tabula Rasa Healthcare, Inc. Annual Incentive Plan, dated February 26, 2018	8-K	3/2/2018	10.4
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP				X
31.1

Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X
31.2

Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					X
32.1**

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

*Represents management contract or compensatory plan or arrangement.

**This certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K), irrespective of any general incorporation language contained in such filing.

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

TABULA RASA HEALTHCARE, INC.
Date: March 14, 2018	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2018	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
Date: March 14, 2018	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: March 14, 2018	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date: March 14, 2018	By:	/s/ DR. ORSULA V. KNOWLTON
	Name:	Orsula V. Knowlton
	Title:	President and Director
Date: March 14, 2018	By:	/s/ GLEN BRESSNER
	Name:	Glenn Bressner
	Title:	Director
Date: March 14, 2018	By:	/s/ DENNIS HELLING
	Name:	Dennis Helling
	Title:	Director
Date: March 14, 2018	By:	/s/ SAMIRA BECKWITH
	Name:	Samira Beckwith
	Title:	Director
Date: March 14, 2018	By:	/s/ BRUCE LUEHRS
	Name:	Bruce Luehrs
	Title:	Director
Date: March 14, 2018	By:	/s/ A GORDON TUNSTALL
	Name:	A Gordon Tunstall
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Number

1.	Audited Consolidated Financial Statements of Tabula Rasa HealthCare, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015	F-4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016, and 2015	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Supplemental Financial Data
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
	Schedule II – Valuation and Qualifying Accounts	F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tabula Rasa HealthCare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tabula Rasa HealthCare, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for excess tax benefits from share-based payment transactions in the year ended December 31, 2017 due to the adoption of Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Philadelphia, Pennsylvania

March 14, 2018

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$10,430	$4,345
Accounts receivable, net	17,087	6,646
Inventories	2,795	2,911
Rebates receivable	342	312
Prepaid expenses	2,253	869
Other current assets	702	581
Total current assets	33,609	15,664
Property and equipment, net	9,243	6,409
Software development costs, net	5,001	3,350
Goodwill	74,613	21,686
Intangible assets, net	62,736	25,297
Other assets	788	333
Total assets	$185,990	$72,739
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	921	674
Acquisition-related consideration payable	—	568
Acquisition-related contingent consideration	1,640	1,493
Accounts payable	16,218	6,115
Accrued expenses and other liabilities	8,988	2,159
Total current liabilities	27,767	11,009
Long-term debt	784	1,072
Long-term acquisition-related contingent consideration	31,789	1,515
Deferred income tax liability	545	832
Other long-term liabilities	2,615	2,205
Total liabilities	63,500	16,633

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,371,005 and 16,628,476 shares issued and 19,297,539 and 16,628,476 shares outstanding at December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	144,074	91,027
Treasury stock, at cost; 73,466 and no shares at December 31, 2017 and December 31, 2016, respectively	(959)	—
Accumulated deficit	(20,627)	(34,923)
Total stockholders’ equity	122,490	56,106
Total liabilities and stockholders’ equity	$185,990	$72,739

See accompanying notes to audited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Revenue:
Product revenue	$98,523	$79,446	$60,060
Service revenue	36,023	14,616	9,979
Total revenue	134,546	94,062	70,039
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	75,123	59,901	45,829
Service cost	18,532	5,276	3,299
Total cost of revenue, exclusive of depreciation and amortization	93,655	65,177	49,128
Operating expenses:
Research and development	5,628	3,811	2,877
Sales and marketing	5,542	3,860	2,880
General and administrative	21,181	11,886	7,115
Change in fair value of acquisition-related contingent consideration (income)	(6,173)	(338)	(2,059)
Depreciation and amortization	9,512	5,115	3,933
Total operating expenses	35,690	24,334	14,746
Income (loss) from operations	5,201	4,551	6,165
Other (income) expense:
Change in fair value of warrant liability	—	(639)	2,786
Interest expense	688	4,488	5,915
Loss on extinguishment of debt	—	6,411	—
Total other expense	688	10,260	8,701
Income (loss) before income taxes	4,513	(5,709)	(2,536)
Income tax (benefit) expense	(9,783)	541	328
Net income (loss)	$14,296	$(6,250)	$(2,864)
Net income (loss) attributable to common stockholders:
Basic	$14,296	$(3,811)	$(12,830)
Diluted	$14,296	$(6,889)	$(12,830)
Net income (loss) per share attributable to common stockholders:
Basic	$0.85	$(0.51)	$(2.97)
Diluted	$0.76	$(0.59)	$(2.97)
Weighted average common shares outstanding:
Basic	16,730,418	7,486,131	4,318,779
Diluted	18,774,374	11,591,210	4,318,779

See accompanying notes to audited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

								Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock									Common Stock										Total
	Series A		Series A-1		Series B			Preferred Stock		Class A		Class B		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2015	4,411,766	$3,781	2,500,000	$2,384	2,961,745	$12,842	$19,007	—	$—	2,059,069	$—	2,075,471	$—	—	$—	—	$—	$—	$(20,002)	$(20,002)
Issuance of common stock in connection with satisfaction of contingent consideration related to acquisition of St. Mary's Prescription Pharmacy	—	—	—	—	—	—	—	—	—	16,237	—	—	—	—	—	—	—	94	—	94
Issuance of common stock in connection with satisfaction of contingent consideration related to acquisition of Capstone Performance Systems, LLC	—	—	—	—	—	—	—	—	—	18,418	—	—	—	—	—	—	—	107	—	107
Accretion (decretion) of redeemable convertible preferred stock	—	238	—	150	—	9,578	9,966	—	—	—	—	—	—	—	—	—	—	(1,204)	(8,762)	(9,966)
Transfer of common stock	—	—	—	—	—	—	—	—	—	4,124	—	(4,124)	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	3,132	—	403,570	—	—	—	—	—	422	—	422
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	565	—	565
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,864)	(2,864)
Balance, December 31, 2015	4,411,766	4,019	2,500,000	2,534	2,961,745	22,420	28,973	—	—	2,100,980	—	2,474,917	—	—	—	—	—	—	(31,628)	(31,628)
Issuance of common stock in connection with satisfaction of contingent consideration related to acquisition of St. Mary's Prescription Pharmacy	—	—	—	—	—	—	—	—	—	10,824	—	—	—	—	—	—	—	35	—	35
Accretion of redeemable convertible preferred stock	—	188	—	118	—	(2,745)	(2,439)	—	—	—	—	—	—	—	—	—	—	(516)	2,955	2,439
Transfer of common stock	—	—	—	—	—	—	—	—	—	2,577	—	(2,577)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	722,646	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	4,945,000	—	—	—	51,226	—	51,226
Conversion of redeemable convertible preferred stock upon initial public offering	(4,411,766)	(4,207)	(2,500,000)	(2,652)	(2,961,745)	(19,675)	(26,534)	—	—	—	—	—	—	5,089,436	1	—	—	26,533	—	26,534
Redesignation of Class A and Class B common stock upon initial public offering	—	—	—	—	—	—	—	—	—	(2,837,028)	—	(2,746,377)	—	5,583,405	1	—	—	—	—	1
Conversion of warrants upon initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,930	—	4,930
Surrender of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,372)	—	—	—	—	—	—
Issuance of common stock in connection with Leadership Exit Bonus Plan	—	—	—	—	—	—	—	—	—	—	—	—	—	20,372	—	—	—	—	—	—
Shares withheld for tax in connection with Leadership Exit Bonus Plan	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,010)	—	—	—	(84)	—	(84)
Issuance of common stock in connection with satisfaction of acquisition consideration related to asset acquisition of 9176-1916 Quebec, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	395,407	—	—	—	4,500	—	4,500
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	210,817	—	490,385	—	—	—	—	—	—
Net exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	63,220	—	7,052	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	124,801	—	—	—	153	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,250	—	4,250

								Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock									Common Stock										Total
	Series A		Series A-1		Series B			Preferred Stock		Class A		Class B		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,250)	(6,250)
Balance, December 31, 2016	—	—	—	—	—	—	—	—	—	—	—	—	—	16,628,476	2	—	—	91,027	(34,923)	56,106
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	1,350,000	—	—	—	34,309	—	34,309
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	520,821	—	—	—	11,541	—	11,541
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	43,384	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(246)	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(73,466)	(959)	—	—	(959)
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	28,431	—	—	—	—	—	—
Net exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	593,887	—	—	—	(2,035)	—	(2,035)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	206,252	—	—	—	480	—	480
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,752	—	8,752
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,296	14,296
Balance, December 31, 2017	—	$—	—	$—	—	$—	$—	—	$—	—	$—	—	$—	19,371,005	$2	(73,466)	$(959)	$144,074	$(20,627)	$122,490

See accompanying notes to audited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$14,296	$(6,250)	$(2,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,512	5,115	3,933
Amortization of deferred financing costs and debt discount	92	1,279	2,148
Payment of imputed interest on debt	—	(3,893)	(105)
Deferred taxes	(9,911)	498	290
Issuance of common stock warrants	—	—	16
Stock-based compensation	8,752	4,250	565
Change in fair value of warrant liability	—	(639)	2,786
Change in fair value of acquisition-related contingent consideration	(6,173)	(338)	(2,059)
Change in fair value of acquisition-related consideration	—	55	—
Loss on extinguishment of debt	—	6,411	—
Other noncash items	18	—	(10)
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(2,132)	(633)	(1,711)
Inventories	116	(607)	(264)
Rebates receivable	(30)	752	(96)
Prepaid expenses and other current assets	(369)	(929)	(259)
Other assets	(187)	1	(4)
Acquisition-related contingent consideration	—	—	(610)
Accounts payable	1,288	665	440
Accrued expenses and other liabilities	2,626	(1,168)	1,060
Other long-term liabilities	410	2,205	—
Net cash provided by operating activities	18,308	6,774	3,256

Cash flows from investing activities:
Purchases of property and equipment	(3,303)	(3,813)	(234)
Software development costs	(3,314)	(1,854)	(940)
Purchases of intangible assets	—	(29)	—
Change in restricted cash	—	200	300
Acquisition of businesses, net of cash acquired	(34,451)	(5,400)	(2,403)
Net cash used in investing activities	(41,068)	(10,896)	(3,277)

Cash flows from financing activities:
Payments for repurchase of common stock	(959)	—	—
Proceeds from exercise of stock options	480	153	12
Payments for employee taxes for shares withheld	(2,123)	—	—
Payments for debt financing costs	(221)	(1,521)	(69)
Repayments of notes payable to related parties	—	(250)	(354)
Borrowings on line of credit	35,342	6,000	10,000
Repayments of line of credit	(35,342)	(16,000)	(6,860)
Payments of acquisition-related consideration	(600)	(180)	(1,895)
Repayment of note payable related to acquisition	—	(14,337)	—
Payments of equity offering costs	(365)	(3,346)	(481)
Payments of contingent consideration	(1,498)	(1,895)	(267)
Proceeds from long-term debt	—	30,000	—
Repayments of long-term debt	(766)	(47,369)	(2,161)
Proceeds from issuance of common stock, net of underwriting costs	34,897	55,186	—
Net cash provided by (used in) financing activities	28,845	6,441	(2,075)
Net increase (decrease) in cash	6,085	2,319	(2,096)
Cash, beginning of period	4,345	2,026	4,122
Cash, end of period	$10,430	$4,345	$2,026

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$50	$1,605	$373
Additions to property, equipment, and software development purchases included in accounts payable	$540	$373	$46
Deferred offering costs included in accounts payable	$355	$132	$1,817
Cash paid for interest	$599	$8,457	$2,409
(Decretion) accretion of redeemable convertible preferred stock to redemption value	$—	$(2,439)	$9,966
Stock issued in connection with acquisition	$11,541	$4,500	$—

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

(b)    Liquidity

The Company's audited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $10,430 as of December 31, 2017, cash flows from operations and borrowing availability under the Amended and Restated 2015 Revolving Line (Note 10) are sufficient to fund the Company's planned operations through at least March 31, 2019.

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

On an ongoing basis, management evaluates its estimates and assumptions, including, but not limited to, those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets (including definite-lived intangible assets), (iv) the evaluation of revenue recognition criteria, and (v) the realizability of long-lived assets, including goodwill and intangible assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company has engaged and may, in the future, engage third-party valuation specialists to assist with estimates related to the valuation of assets and liabilities acquired. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

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

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied.

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

Service Revenue

The Company provides medication risk management services utilizing the Medication Risk Mitigation Matrix (“MRM Matrix”) technology alone, without the related fulfillment services, which are referred to as MRM Service Contracts. The Company began entering into these MRM Service Contracts in the third quarter of 2016. The Company’s MRM Service Contracts also include services provided by the SinfoníaRx business, which was acquired on September 6, 2017. The SinfoníaRx business provides Medication Therapy Management (“MTM”) technology and services for Medicare, Medicaid, commercial health plans, and pharmacies, which are referred to as MTM Contracts. See Note 4 for additional information about the acquisition of the SinfoníaRx business.

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

Under the MRM Service Contracts, MTM Contracts and risk adjustment contracts, there are generally four revenue generating components:

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

Per member per month fees

The Company receives a fixed monthly fee for each member in the respective programs. These services represent a separate unit of accounting and are offered independently from any other services. Revenue for these services is recognized each month as the services are performed. Per member per month fees on MTM contracts are recognized as comprehensive medication reviews are completed.

Per transaction fee

The Company also receives transactional fees based on a fixed fee per comprehensive medication review under several of its MTM contracts. Revenue is recognized as comprehensive medication reviews are completed.

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

In addition, the Company receives hosting fees for SRx’s cloud-based platform used to deliver MTM services and data analytics support to pharmacies managing their value-based contracts.  These hosting fees are recognized monthly as either a flat fee or on a fixed monthly fee per user basis.

(e)    Cost of Product Revenue

Cost of product revenue includes all costs directly related to the product revenue, including costs relating to the Company's pharmacists' collaboration on a patient's medication management, clinical analysis of the results and, when

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

necessary, offering guidance to the prescriber based upon the review of the medication risk mitigation matrix and the individual patient's medical history, as well as the fulfillment and distribution of prescription drugs. Costs consist primarily of the purchase price of the prescription drugs the Company dispenses, expenses to package, dispense and distribute prescription drugs, expenses associated with the Company's medication care plan support centers and prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of the Company's technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. The Company allocates miscellaneous overhead costs among functions based on employee headcount.

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

(g)    Research and Development

Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in the Company's research and development functions, which include software developers and other employees engaged in scientific education and research. Research and development expenses also include costs relating to the design and development of new software and technology and new service offerings, as well as enhancement of existing software and technology and new service offerings, including fees paid to third-party consultants, costs relating to quality assurance and testing, and other allocated facility-related overhead and expenses. Costs incurred in research and development are charged to expense as incurred.

(h)    Stock-Based Compensation

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

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient's payroll costs or recipient’s service payments are classified.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company until its common stock commenced public trading on September 29, 2016, and therefore lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method. The expected

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

term of the stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

(i)    Income Taxes

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

(j)    Accretion (Decretion) of Redeemable Convertible Preferred Stock

Historically, accretion (decretion) of redeemable convertible preferred stock included the accretion of accruing dividends on and issuance costs of the Company's Series A, Series A-1 and Series B redeemable convertible preferred stock. The carrying values of Series A and Series A-1 redeemable convertible preferred stock were being accreted to their respective redemption values at each reporting period using the effective interest method, from the date of issuance to the earliest date the holders could demand redemption. The carrying value of Series B redeemable convertible preferred stock was being accreted (decreted) to redemption value at each reporting period at the greater of (i) the original issuance price plus unpaid accrued dividends or (ii) the fair value of the redeemable convertible preferred stock. Upon the completion of the IPO on October 4, 2016, the preferred stock automatically converted into shares of common stock.

(k)     Net Income (Loss) per Share Attributable to Common Stockholders

The Company computed net income per share of common stock using the treasury stock method for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company used the two-class method to compute net loss attributable to common stockholders because the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires net loss applicable to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company's preferred stockholders were entitled to receive annual cumulative dividends payable prior and in preference to dividends paid to holders of common stock when, as and if declared by the Company's Board. In the event a dividend was paid on common stock, holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Immediately prior to the closing of the IPO on October 4, 2016, all accumulated dividends were forfeited upon conversion of preferred stock into shares of common stock.

(l)     Cash

Cash at December 31, 2017 and 2016 consists of cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 or 2016.

(m)     Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

its clients' financial condition, the amount of receivables in dispute and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $63 and $39 as of December 31, 2017 and 2016, respectively.

(n)   Inventories

Inventories consist of prescription medications and are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method.

(o)    Property and Equipment, net

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

(p)    Software Development Costs, net

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

(q)    Goodwill

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

If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed. The Company has one reporting unit.

For the years ended December 31, 2017 and 2016, the Company performed a qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair values of its reporting unit is less than the carrying amount. Accordingly, no impairment loss was recorded for the years ended December 31, 2017 or 2016.

(r)    Impairment of Long-Lived Assets Including Other Intangible Assets

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

(s)    Deferred Debt Financing Costs

Costs related to obtaining debt financing are capitalized and amortized to interest expense over the term of the related debt using the effective-interest method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired. Deferred financing costs of $219 and $59, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.

(t)    Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. Lease incentives, including tenant improvement allowances, are recorded to deferred rent and amortized on a straight-line basis over the lease term. Approximately $163 and $13 of deferred rent are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively. Approximately $2,615 and $2,205 of deferred rent is included in long-term liabilities in the accompanying balance sheets as of December 31, 2017 and 2016, respectively.

(u)    Contingencies

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

(v)    Shipping and Handling Costs

Shipping and handling costs are charged to cost of product revenue when incurred. Shipping and handling costs totaled $3,652, $2,673, and $1,876 for the years ended December 31, 2017, 2016, and 2015, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

(w) Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising expense of $117, $117, and $43 for the years ended December 31, 2017, 2016, and 2015, respectively, which is included in sales and marketing expense.

(x) Business Combinations

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

(y)    Segment Data

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

(z) Concentration of Credit Risk

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

The Company’s MTM clients consistent primarily of healthcare organizations, commercial health plans, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

As of December 31, 2017, two clients represented 15% and 12% of net accounts receivable, respectively. As of December 31, 2016, two clients represented 12% and 10% of net accounts receivable, respectively.

During 2017, the Company signed a master agreement with a healthcare organization covering 11 PACE facilities, which represented 18% of total revenue for the year ended December 31, 2017. Prior to signing this master agreement, each of these PACE facilities had separate contracts with the Company and were considered separate, individual, clients. For the year ended December 31, 2016 no single client accounted for greater than 10% of revenue. For the year ended December 31, 2015, one client accounted for 10% of total revenue. On a combined basis, the 11

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

PACE facilities represented 17% and 15% of total revenue for the years ended December 31, 2016, and 2015, respectively.

(aa) Fair Value of Financial Instruments

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

(bb)    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") and has subsequently issued a number of amendments to ASU 2014-09. ASU 2014-09, as amended, represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company will adopt ASU-2014-09 as of January 1, 2018 using the full retrospective method and continues to assess the impact of ASU 2014-09 on its results of operations, financial position, cash flows, and disclosures.  The Company will finalize its calculation of the financial impact of the adoption of this accounting standard on its consolidated financial statements in the first quarter of 2018.

The Company analyzed substantially of its all contracts with customers to determine the impact of the adoption of ASU 2014-09 on the Company’s consolidated financial statements and disclosures. While the Company is still analyzing the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, the adoption of ASU 2014-09 is expected to affect the revenue recognition for certain of the Company’s contracts, as follows:

•

Certain contracts for the Company’s risk adjustment services include fees based on the gains recognized by customers as a result of services provided.  Revenue for these contracts was historically recognized when billed because the price was not fixed or determinable.  Under ASU 2014-09, revenue from these contracts will be recognized earlier as the risk adjustment services are provided.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

•

Data and statistics fees from drug manufacturers were historically recognized as revenue when received due to the unpredictable nature of the payment amounts and because fees were not fixed and determinable until received.  Under ASU 2014-09, these fees will be recognized earlier when the data is submitted to the drug manufacturers based on the fair value of the data.

•	The allocation between services and product revenue from PACE contracts will be based on stand-alone selling price, which will have no impact on the timing of revenue recognition.

In addition, the adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2015-11 effective January 1, 2017. The adoption of this standard did not have any impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16 for the year ended December 31, 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in this update simplify certain aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies be recorded as an income tax benefit or expense in the statement of operations when the awards vest or are settled and as operating cash flows when realized. The excess tax benefits are recognized regardless of whether the benefit reduces income taxes payable in the current period. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 effective January 1, 2017. The Company elected to record forfeitures as they occur. There was no impact of this election because prior to the adoption the Company’s historical forfeitures were de minimus. The adoption of this new standard resulted in the recognition of a tax benefit in the amount of $2,594 in the consolidated statement of operations related to tax windfall benefits generated during the year ended December 31, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides new guidance to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-15 on the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (“ASU 2017-01”). ASU 2017-01 provides guidance for evaluating whether a set of transferred assets and activities (the “set”) should be accounted for as an acquisition of a business or group of assets. The guidance provides a screen to determine when a set does not qualify to be a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar assets, the set is not a business. Also to be considered a business, the set would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company believes the adoption of ASU 2016-15 will not have a material effect on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company believes the adoption of ASU 2016-15 will not have a material effect on the Company's consolidated financial statements.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3.     Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net income (loss) per share of common stock using the treasury stock method for the year ended December 31, 2017, and using the two-class method required for participating securities for the years ended December 31, 2016 and 2015. The Company considered its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock:

	Year Ended
	December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$14,296	$(6,250)	$(2,864)
Decretion (accretion) of redeemable convertible preferred stock	—	2,439	(9,966)
Net income (loss) attributable to common stockholders, basic	$14,296	$(3,811)	$(12,830)
Decretion of redeemable convertible preferred stock	—	(2,439)	—
Revaluation of warrant liability, net of tax	—	(639)	—
Net income (loss) attributable to common stockholders, diluted	$14,296	$(6,889)	$(12,830)
Denominator (basic):
Weighted average shares of common stock outstanding, basic	16,730,418	7,486,131	4,318,779
Denominator (diluted):
Weighted average shares of common stock outstanding	16,730,418	7,486,131	4,318,779
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,395,687	—	—
Weighted average dilutive effect of restricted shares	638,938
Weighted average dilutive effect of common shares from warrants	9,331	—	—
Dilutive effect from preferred stock and preferred stock warrants assuming conversion	—	4,105,079	—
Weighted average shares of common stock outstanding, diluted	18,774,374	11,591,210	4,318,779
Net income (loss) per share attributable to common stockholders, basic	$0.85	$(0.51)	$(2.97)
Net income (loss) per share attributable to common stockholders, diluted	$0.76	$(0.59)	$(2.97)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2017	2016	2015
Stock options to purchase common stock	—	3,059,690	2,791,754
Restricted stock	—	722,646	—
Common stock warrants	—	32,216	446,593
Preferred stock warrants (as converted to common stock)	—	—	463,589
Redeemable convertible preferred stock (as converted to common stock)	—	—	5,089,436
	—	3,814,552	8,791,372

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

4.     Acquisitions

SinfoníaRx

On September 6, 2017, the Company, TRCRD, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), and TRSHC Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Merger Subs, Sinfonía HealthCare Corporation, a Delaware corporation (“Sinfonía”), Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative. Under the terms of the Merger Agreement, the Company acquired the SinfoníaRx business (“SRx”) as a result of Merger Sub I merging with and into Sinfonía, with Sinfonía surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and, immediately following the First Merger, Sinfonía merging with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company. The SRx business provides MTM technology and services for Medicare, Medicaid, commercial health plans and pharmacies.

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Merger Agreement; (ii) common stock consideration issued upon closing valued at $11,541; and (iii) contingent purchase price consideration with an estimated acquisition-date fair value of $38,092 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the Merger Agreement, based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. In addition, the Company is not obligated to pay more than $35,000 in cash and the Company’s common stock for the first contingent payment, or more than $130,000 for the aggregate overall closing consideration (not taking into account certain adjustments set forth in the Merger Agreement) and contingent payments. A portion of the cash merger consideration is being held in escrow to secure potential claims by the Company for indemnification under the Merger Agreement and in respect of adjustments to the acquisition consideration.

The Company issued 520,821 shares of the Company’s common stock valued at $19.20 per share in satisfaction of the stock consideration issued at closing. The value of the stock consideration issued was calculated based on the arithmetic average of the daily volume-weighted average trading price per share of the Company’s common stock for the 20 trading days ended on and including the trading day prior to the date of the Merger Agreement, using trading prices reported on the NASDAQ Global Market. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $11,541.

In connection with the acquisition of SRx, the Company incurred direct acquisition costs of $1,015, which are recorded in general and administrative expenses in the consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $38,092. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration at closing, net of post-closing adjustments	$34,492
Stock consideration at closing	11,541
Estimated fair value of contingent consideration	38,092
Total fair value of acquisition consideration	$84,125

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$218
Accounts receivable	8,309
Prepaid expenses and other current assets	1,056
Property and equipment	1,419
Other assets	127
Trade name	4,776
Developed technology	13,291
Client relationships	20,265
Non-competition agreement	4,752
Goodwill	52,927
Total assets acquired	$107,140

Accrued expenses and other liabilities	(3,848)
Trade accounts payable	(8,868)
Debt assumed	(675)
Deferred income tax liability, net	(9,624)
Total purchase price, including contingent consideration of $38,092	$84,125

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and a non-competition agreement, each of which are subject to amortization on a straight-line basis being amortized over a weighted average of 10, 7, 7.46 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.33 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of SRx. The fair values of the trademarks and technology were estimated using the relief from royalty method. The Company, with the assistance of a third party appraiser, derived the hypothetical royalty income from the projected revenues of SRx. The fair value of client relationships was estimated using a multi-period excess earnings method. To calculate fair value, the Company, with the assistance of a third party appraiser, used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreement was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreement is in place and the second valuation assumes that it is not. The difference in the value of the business under each approach is attributed to the non-compete agreement.

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

Revenue from SRx is primarily comprised of transactional fees based on a fixed fee per comprehensive medication review and based on a fixed monthly fee for each eligible member, or per member per month, in the respective programs. Revenue for these services and the related costs are recognized each month as comprehensive medication reviews are completed and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the year ended December 31, 2017, service revenue of $12,119 and net income of $3,736 from SRx were included in the Company’s consolidated statements of

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

operations since the acquisition date.

The Company continues to evaluate the fair value of certain assets and liabilities related to the acquisition, including the fair value of deferred tax assets acquired and income tax liabilities assumed. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

9179-1916 Quebec Inc.

On September 15, 2016, the Company acquired certain assets, consisting primarily of intellectual property and software assets of 9176-1916 Quebec Inc. (an entity indirectly controlled by the Company’s former Chief Scientific Officer, Jacques Turgeon). The intellectual property and software assets were previously licensed by the Company and are integrated into the Company’s MRM Matrix. The purchase price consisted of cash consideration of up to $6,000, consisting of $1,000 which was paid upon closing, $2,200 paid on November 2, 2016, $2,200 paid on December 9, 2016, $550 paid on September 15, 2017, and $50 paid on October 13, 2017. In addition to the cash consideration, the purchase price included $5,000 of common stock, consisting of $2,500, or 201,353 shares, of common stock issued on November 15, 2016 and $2,500, or 194,054 shares, of common stock issued on December 29, 2016. The stock consideration issued was calculated based on the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the 30 business days ending on, and including, the 30th and 60th business day, respectively, following the completion of the IPO.

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount was being amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $32 and $13 of the discount to interest expense for the years ended December 31, 2017 and 2016, respectively. Additionally, the deferred stock consideration of $5,000 was recorded at its acquisition-date fair value of $4,445 and was accreted up to its payment-date fair value of $4,500. The stock consideration paid in connection with the acquisition is subject to a lock-up agreement and, as a result, a discount for lack of marketability of 10% was applied to determine the fair value of the stock consideration as of the acquisition date. As of December 31, 2017, the acquisition-related consideration balance was fully paid.

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

Medliance LLC

On December 31, 2014, the Company acquired all of the authorized, issued and outstanding equity interests of Medliance LLC ("Medliance"), which provides pharmacy cost management services through data analytics. The acquisition consideration was comprised of $16,385 in non-cash consideration in the form of promissory notes to the sellers with a fair value of $14,347 (see Note 9) and cash consideration consisting of $12,000 payable upon closing and contingent purchase price consideration with an estimated fair value of $7,300 ("Medliance Earnout") due upon achieving specified revenue targets as of the 12, 24 and 36 month anniversaries of the acquisition. The Company paid $9,597 in cash upon closing in 2014, with the remaining $2,403 paid in the first quarter of 2015.

The aggregate Medliance acquisition-related contingent consideration is equal to the difference of (i) the product of yearly revenue for the 2015 calendar year multiplied by 4.5 minus (ii) $26,000 (the "Aggregate Earn-Out Amount"). The Aggregate Earn-Out Amount was payable in cash, subject to achieving specified revenue targets, at three intervals: one-third following the 12-month anniversary of the closing date (the "Twelve Month Contingent Payment Date"), one-third following the 24-month anniversary of the closing date (the "Twenty-four Month Contingent Payment Date") and the Aggregate Earn-Out Amount less any portion actually paid at the Twelve Month Contingent Payment Date and Twenty-four Month Contingent Payment Date, following the 36-month anniversary of the closing date.

The Aggregate Earn-Out Amount was payable based on the yearly revenue of the acquired business during the twelve month period preceding each Contingent Payment Date ("Measurement Period"). If the yearly revenue was equal to or exceeded the 2015 Medliance calendar year revenue target ("Yearly Revenue Target") during a Measurement Period, the portion of the Aggregate Earn-Out Amount due, as defined above, was payable in full. If the yearly revenue was less than the Yearly Revenue Target for a Measurement Period, then an amount was payable equal to the portion of the Aggregate Earn-Out Amount due multiplied by a fraction, the numerator of which was the yearly revenue for the Measurement Period and the denominator of which was the Yearly Revenue Target. The final Earn-Out amount was paid in February 2018 (see Note 15).

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to estimate the acquisition-date fair value of the acquisition-related contingent consideration. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy (see Note 15).

Capstone

On April 22, 2014, the Company acquired substantially all of the assets, and assumed certain liabilities, of Capstone Performance Systems, LLC (“Capstone”), a consulting business providing expert Medicare risk adjustment services for healthcare organizations. The acquisition consideration was comprised of cash consideration consisting of $3,000 paid upon closing and deferred cash consideration of $2,500. During 2014, the Company paid $500, which was recorded at its acquisition date fair value of $487 and the related $13 discount was amortized to interest expense using the effective interest method through its payment date. During 2015, the Company paid $2,000, which was recorded at its acquisition date fair value of $1,895 and the $105 discount was amortized to interest expense using the effective interest method through its consideration payment date. The Company amortized $33 of the discount to interest expense for the year ended December 31, 2015. The Company also paid $577 in cash and issued 18,418 shares of the Company's common stock, with a fair value of $107, during 2015 in full satisfaction of the acquisition-related contingent consideration.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

St. Mary Prescription Pharmacy

On January 7, 2014, the Company acquired all of the authorized, issued and outstanding shares of capital stock of J.A. Robertson, Inc., doing business as St. Mary Prescription Pharmacy (“SMPP”). SMPP is a pharmacy based in San Francisco, California that has been servicing the needs of Program of All-inclusive Care for the Elderly participants for over 30 years. The acquisition consideration was comprised of cash consideration of up to $2,000 and stock consideration of up to 108,247 shares of common stock, with certain payments contingent upon the achievement of specific revenue targets. During 2014, the Company paid $1,500 cash and issued 81,186 shares of common stock, with a fair value of $291. During 2015, the Company paid $300 in cash and issued 16,237 shares of the Company's common stock, with a fair value of $94 in satisfaction of the SMPP acquisition-related contingent consideration. During 2016, the Company made a final cash payment of $185, which included a $15 reduction for an indemnification claim made by the Company pursuant to the purchase agreement, and issued 10,824 shares of common stock, with a fair value of $35, in satisfaction of the remaining obligations under the purchase agreement.

Proforma (unaudited)

The unaudited pro forma results presented below include the results of the SRx acquisition and the 9176-1916 Quebec Inc. acquisition as if they had been consummated as of January 1, 2015. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to options granted to an employee of SRx at the closing of the acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges directly attributable to the transactions are excluded, and consisted of direct acquisition costs of $1,015 for the year ended December 31, 2017. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2015.

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$156,012	$121,157	$91,122
Net income (loss)	116	(7,668)	(6,143)
Net income (loss) per share attributable to common stockholders, basic	0.01	(0.63)	(3.08)
Net income (loss) per share attributable to common stockholders, diluted	0.01	(0.67)	(3.08)

5.       Property and Equipment

As of December 31, 2017 and 2016, property and equipment consisted of the following:

	Estimated	December 31,
	useful life	2017	2016
Computer hardware and purchased software	3 years	$2,565	$1,789
Office furniture and equipment	5 years	7,275	5,671
Leasehold improvements	5-15 years	5,366	3,744
		15,206	11,204
Less: accumulated depreciation		(5,963)	(4,795)
Property and equipment, net		$9,243	$6,409

Depreciation and amortization expense on property and equipment for the years ended December 31, 2017, 2016, and 2015 were $2,146, $1,267, and $969, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

6.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of December 31, 2017 and 2016, capitalized software costs consisted of the following:

	December 31, 2017	December 31, 2016
Software development costs	$9,873	$6,501
Less: accumulated amortization	(4,872)	(3,151)
Software development costs, net	$5,001	$3,350

Capitalized software costs not yet subject to amortization	$1,021	$911

Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $1,721, $1,106, and $655, respectively.

7.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the years ended December 31, 2017 and 2016 are as follows:

Balance at January 1, 2016	$21,606
Goodwill from 2016 acquisition	80
Balance at December 31, 2016	21,686
Goodwill from 2017 acquisition	52,927
Balance at December 31, 2017	$74,613

There were no indicators of impairment during the years ended December 31, 2017 and 2016 and there are no accumulated impairment charges as of December 31, 2017 and 2016.

Intangible assets consisted of the following as of December 31, 2017 and 2016:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2017
Trade names	8.56	$6,716	$(1,320)	$5,396
Client relationships	8.48	34,949	(5,652)	29,297
Non-competition agreements	4.96	5,404	(739)	4,665
Developed technology	7.38	26,791	(3,438)	23,353
Domain name	10.00	29	(4)	25
Total intangible assets		$73,889	$(11,153)	$62,736

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2016
Trade names	5.00	$1,940	$(791)	$1,149
Client relationships	10.02	14,684	(3,289)	11,395
Non-competition agreements	4.64	652	(326)	326
Developed technology	7.76	13,500	(1,101)	12,399
Domain name	10.00	29	(1)	28
Total intangible assets		$30,805	$(5,508)	$25,297

Amortization expense for intangible assets for the years ended December 31, 2017, 2016, and 2015 was $5,645, $2,739, and $2,306 respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2018	$10,079
2019	9,636
2020	9,296
2021	9,283
2022	8,975
Thereafter	15,467
Total estimated amortization expense	$62,736

8.       Accrued Expenses and Other Liabilities

At December 31, 2017 and 2016, accrued expenses and other liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Employee related expenses	$4,572	$1,174
Deferred revenue	1,350	851
Accrued payables due to customers	1,200	—
Contract labor	463	—
Interest	13	16
Deferred rent	163	13
Professional fees	288	—
Income taxes payable	20	27
Other expenses	919	78
Total accrued expenses and other liabilities	$8,988	$2,159

9.      Notes Payable Related to Acquisition

In December 2014, as part of the acquisition-related consideration of the Medliance acquisition (see Note 4), the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. All unpaid principal and unpaid accrued interest was due and payable on June 30, 2016. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility (see Note 10). Interest expense was $709 and $1,310 for the years ended December 31, 2016 and 2015, respectively.

The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

the years ended December 31, 2016 and 2015, the Company amortized $755 and $1,280 of the discount to interest expense, respectively.

10      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On April 29, 2015, the Company entered into a revolving line of credit (the “2015 Revolving Line”) with Bridge Bank pursuant to a loan and security agreement, which provided for borrowings in an aggregate amount up to $15,000 to be used for general corporate purposes, including repayment of a previous facility. On July 1, 2016, the Company entered into a Loan and Security Modification Agreement (the "Amended 2015 Revolving Line") with Western Alliance Bank, successor in interest to Bridge Bank, whereby the 2015 Revolving Line was amended to increase the Company's borrowing availability to up to $25,000 and extend the maturity date to July 1, 2018.

On September 6, 2017, in connection with the acquisition of SRx (Note 4), the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Revolving Line”) whereby the Amended 2015 Revolving Line was amended to extend the maturity date to September 6, 2020, and increase the Company's borrowing availability to up to $40,000 with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions. The Company may also request an increase in the Amended and Restated 2015 Revolving Line of up to $10,000 upon the successful syndication of such additional amounts.

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

As of December 31, 2017, the Company was in compliance with all of the financial covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with the financial covenants.

In September 2015, the Company arranged for Bridge Bank to issue a $500 letter of credit on its behalf in connection with the Company’s lease agreement for the office space in Moorestown, NJ (see Note 16). The letter of credit was issued under the Amended 2015 Revolving Line. During the fourth quarter of 2017, the letter of credit was amended and reduced to $400. The letter of credit renews annually and expires in September 2027 and reduces amounts available on the line of credit.

As of December 31, 2017 and 2016, there were no aggregate borrowings outstanding under the Amended and Restated 2015 Revolving Line. As of December 31, 2017, amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $39,600.

As of December 31, 2017, 2016 and 2015, the interest rate on the Amended and Restated 2015 Revolving Line was 4.31%, 4.06% and 4.56%, respectively. Interest expense was $389, $570 and $290 for the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $361. The Company is amortizing the deferred financing costs associated with the Amended and Restated 2015 Revolving Line to interest expense using the effective-interest method over the term of the Amended

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

and Restated 2015 Revolving Line and amortized $60, $46 and $35 to interest expense for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(c)     Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Capital leases	$1,705	$1,746
Less current portion, net	(921)	(674)
Total capital leases, less current portion, net	$784	$1,072

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have interest rates ranging from 6% to 19%. Interest expense related to the capital leases was $209, $200, and $181 and for the years ended December 31, 2017, 2016, and 2015, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital lease was $1,918 and $2,364 as of December 31, 2017 and 2016, respectively, and are reflected in property and equipment on the consolidated balance sheets.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt Maturities

As of December 31, 2017, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
2018	1,065
2019	725
2020	102
2021	4
1,896
Less amount representing interest	(191)
Present value of payments	1,705
Less current portion	(921)
Total long-term debt, net of current portion	$784

(e)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of December 31, 2017 and 2016, the Company had $4,055 and $3,327, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

11.      Income Taxes

The Company accounts for income taxes under ASC Topic 740 —Income Taxes ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, providing for the immediate expensing of certain domestic assets placed in service after September 22, 2017, and implementing a territorial tax system. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $105 income tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

The Company's income (loss) before income taxes was $4,513, $(5,709), and $(2,536) for the years ended December 31, 2017, 2016 and 2015, respectively, and the Company has no foreign sources of income or loss.

The expense (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
US federal	$20	$(4)	$3
State and local	108	47	35
Total current income tax expense	128	43	38
Deferred:
US federal	(9,335)	440	278
State and local	(576)	58	12
Total deferred income tax (benefit) expense	(9,911)	498	290
Total income tax expense (benefit)	$(9,783)	$541	$328

For the years ended December 31, 2017, 2016, and 2015 the Company had an effective tax rate of (216.8)%, (9.5%), and (12.9%) respectively. In conjunction with the acquisition of SRx in the third quarter of 2017, the Company recognized a net deferred tax liability of $9,624 primarily related to intangible assets other than goodwill. The Company determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $5,786 of its deferred tax asset valuation allowance.

For the years ended December 31, 2016 and 2015, the Company’s income tax provision was comprised of current Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

As of December 31, 2017, the Company had federal net operating loss ("NOL") carryforwards of $29,821 and state NOL carry forwards of $17,053, each of which are available to reduce future taxable income. The NOL carryforwards, if not utilized, will begin to expire in 2029 for federal purposes and in 2021 for state purposes.

The tax benefits of uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax benefits in income tax expense. Through December 31, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

The principal components of the Company's deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net federal operating loss carry forward	$6,269	$4,748
Net state operating loss carry forward	1,662	599
Accruals	305	256
Intangibles	—	536
Stock options	2,837	1,557
Deferred rent	765	862
Other	177	182
Deferred tax assets	12,015	8,740
Less: valuation allowances	(1,338)	(7,389)
Deferred tax assets after valuation allowance	10,677	1,351
Deferred tax liabilities:
Fixed assets	(1,043)	(1,351)
Amortizable intangible assets	(9,295)	—
Indefinite-lived intangibles	(772)	(832)
Other	(112)	—
Deferred tax liabilities	(11,222)	(2,183)
Net deferred tax liabilities	$(545)	$(832)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, the Company recorded a full valuation allowance against its deferred tax assets because the Company's management determined that it was more-likely-than-not that the assets would not be fully realized. As noted above, in 2017 the Company determined that the deferred tax liabilities related to the SRx acquisition and its estimated future pretax income provided sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns, and as a result the Company released $5,786 of its deferred tax asset valuation allowance as of December 31, 2017.

The changes in valuation allowance were as follows:

	Year-Ended
	December 31,
	2017	2016
Balance at beginning of the period	$7,389	$4,489
(Decrease) increase due to NOLs and temporary differences	(265)	2,900
Deferred benefit recognized	(5,786)	—
Balance at end of the period	$1,338	$7,389

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax	(16.5)	(1.6)	(1.4)
Change in tax rate	(2.3)	—	—
Change in fair value of warrant liabilities	—	3.8	(37.4)
Change in valuation allowance	(133.1)	(42.1)	(1.1)
Non-deductible stock compensation and tax windfall benefits, net	(60.7)	(2.7)	(6.0)
Change in fair value of contingent consideration	(47.5)	—	—
Non-deductible expenses and other	9.3	(0.9)	(1.0)
Effective income tax rate	(216.8)%	(9.5)%	(12.9)%

In the normal course of business, the Company is subject to examination by taxing authorities from the federal and state governments within the United States. As of December 31, 2017, the Company's tax years beginning in 2014 remain open for examination by taxing authorities.

12.      Other Long-term Liabilities

Other long term liabilities as of December 31, 2017 and 2016 consisted of $2,615 and $2,205, respectively, which represents the long-term portion of deferred rent primarily related to the Company's operating leases for office space in New Jersey and South Carolina dedicated to software development.

13.     Stockholders' Equity

(a)    Capitalization

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

On December 8, 2017, the Company closed on a follow-on underwritten public offering (the “Offering”) in which the Company issued 1,350,000 shares of common stock, at an issuance price of $27.50 per share. The Company received net proceeds of $34,897 after deducting underwriting discounts and commissions of $2,228 but before deducting other offering expenses. Proceeds from the Offering were used to repay outstanding indebtedness under the Company’s Amended and Restated 2015 Revolving Line of Credit.

(b)    Common Stock Warrants

During the year ended December 31, 2017, 28,431 shares of common stock were issued upon the net exercise of 32,216 warrants to purchase common stock at an exercise price of $1.55 per share. As of December 31, 2017, no warrants to purchase shares of common stock were outstanding. During 2016 prior to the IPO, the Company issued

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

210,817 shares of common stock upon the cashless exercise of warrants to purchase 232,787 shares of common stock. Upon completion of the IPO on October 4, 2016, 202,061 shares of common stock were issued upon the automatic net exercise of then outstanding warrants that would otherwise have expired upon the completion of the IPO, immediately prior to the closing of the IPO.

(c)    Preferred Stock Warrants

Upon completion of the IPO on October 4, 2016, the then outstanding warrants to purchase preferred stock converted into warrants to purchase an aggregate of 463,589 shares of common stock. On October 12, 2016, 288,324 shares of common stock were issued upon the net exercise of 431,373 of these warrants. No preferred stock warrants were issued during the years ended December 31, 2017 and 2016. As of December 31, 2017, no warrants to purchase shares of preferred stock were outstanding.

(d)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the year ended December 31, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959. As of December 31, 2017, $4,041 of common stock remained available for repurchase.

14.     Stock-Based Compensation

On September 28, 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (“2014 Plan”) into the 2016 Plan. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan were issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2017, the Board approved an increase of 831,423 shares to the share reserve. As of December 31, 2017, 460,441 shares were available for future grants under the 2016 Plan.

The option price per share cannot be less than the fair market value of a share on the date the option was granted, and in the case of incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall not be less than 110% of the fair market value of Company stock on the date of grant. Stock option grants under the 2016 Plan generally expire 10 years from the date of grant, other than incentive stock option grants to 10% shareholders, which have a 5 year term, 90 days after termination, or one year after the date of death or termination due to disability. Stock options generally vest over a period of four years, with 25% of the options becoming exercisable on the one-year anniversary of the commencement date and the remaining shares vesting monthly thereafter for 36 months in equal installments of 2.08% per month.

Employee Restricted Common Stock

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

the Company's registration statement filed in connection with the Company's IPO. All shares of restricted common stock were to vest in full on May 31, 2017. The value of the grants was based on the IPO price of $12.00 per share and the related non-cash compensation expense was recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant were scheduled to fully vest. For the years ended December 31, 2017, and 2016, $5,159 and $3,246 of expense was recognized related to this grant. As of December 31, 2017, there was no unrecognized compensation expense related to this grant. On June 12, 2017, the Company entered into an amendment with each recipient of this grant to amend the vesting date from May 31, 2017 to May 31, 2018.

On August 3, 2017, the Board granted 20,000 shares of restricted common stock to a non-executive employee of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $14.56 per share. For the year ended December 31, 2017, $30 of expense was recognized related to this grant. As of December 31, 2017, there was unrecognized compensation expense of $261 related to this grant.

Non-Employee Director Restricted Common Stock

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to our non-employee directors, which represents both the initial and annual grants to such directors. The initial grant (“Initial Grant”) will vest in three substantially equal annual installments over three years following the grant date and the annual grant (“2016 Annual Grant”) of 7,420 shares vested in full on June 16, 2017, which was the date of the Company’s annual shareholder meeting. In addition, on September 28, 2017, 4,944 shares of the Initial Grant vested and were no longer subject to forfeiture. The value of the grants was based on the IPO price of $12.00.

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

On October 30, 2017, the Company granted 7,788 shares of restricted common stock to a non-employee director, which represents both the initial and annual grants to such director. The initial grant will vest in three substantially equal annual installments over three years following the grant date and the annual grant will vest in full on the earlier of the next annual shareholder meeting or August 3, 2018. The value of the grant is based on the grant date fair value of the Company’s common stock of $26.39 per share.

For the years ended December 31, 2017 and 2016, $245 and $39 of expense was recognized related to these non-employee director grants, respectively. As of December 31, 2017, there was unrecognized compensation expense of $401 related to these grants.

Leadership Exit Bonus Plan

On October 4, 2016, 20,372 shares of the Company’s common stock were surrendered to the Company by Radius Venture Partners III QP, L.P. and its affiliates (“Radius”), at the completion of the IPO pursuant to the Letter Agreement, as amended, the Company entered into with Radius. The Board approved the issuance of these shares, 13,362 shares of common stock, net of 7,010 shares of common stock withheld for tax withholding purposes, to certain executive officers pursuant to the Leadership Exit Bonus Plan and under the 2016 Plan. On October 4, 2016, these shares were issued. The value of this issuance was $244 based upon the IPO price of $12.00 per share and the non-cash compensation charge was recognized in the fourth quarter of 2016 as all shares issued were fully vested upon issuance.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

Stock Options

The Company recorded $3,318, $721 and $565 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The table below sets forth the weighted average assumptions for employee grants during the years ended December 31, 2017, 2016, and 2015.

	Year Ended
	December 31,
Valuation assumptions:	2017	2016	2015
Expected volatility	61.00%	61.00%	55.21%
Expected term (years)	6.03	5.69	6.05
Risk-free interest rate	2.21%	1.37%	1.75%
Dividend yield	—	—	—

The weighted average grant date fair value of employee options granted during the years ended December 31, 2017, 2016 and 2015 was $8.25, $7.74, and $3.34, respectively.

The following table summarizes stock option activity for the years ended December 2017, 2016, and 2015:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at January 1, 2015	2,845,226	$2.56
Granted	365,098	6.42
Exercised	(406,683)	1.04
Forfeited	(11,887)	6.24
Outstanding at December 31, 2015	2,791,754	$3.27
Granted	479,010	14.56
Exercised	(203,991)	1.32
Forfeited	(7,083)	9.02
Outstanding at December 31, 2016	3,059,690	$5.14
Granted	1,063,306	14.64
Exercised	(1,162,579)	3.15
Forfeited	(77,242)	11.61
Outstanding at December 31, 2017	2,883,175	$9.26	7.0	$54,180
Options vested and expected to vest at December 31, 2017	2,883,175	$9.26	7.0	$54,180
Exercisable at December 31, 2017	1,504,255	$4.85	5.6	$34,895

Included within the above table are 84,707 non-employee options outstanding as of December 31, 2017, of which 2,133 are unvested as of December 31, 2017 and therefore subject to remeasurement.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal year for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic values of options exercised during the years ended December 31, 2017, 2016, and 2015 were $14,512, $2,785, and $2,304, respectively.

As of December 31, 2017, there was $9,212 of unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises for the years ended December 31, 2017, 2016, and 2015 was $480, $153, and $12, respectively. During the year ended December 31, 2017, 362,440 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 956,327 stock options with a gross exercise value of $3,187. During the year ended December 31, 2016, 7,930 shares of common stock were delivered by option holders as payment for the exercise of 71,150 stock options with a gross exercise value of $104.

The Company recorded total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 in the following expense categories of its consolidated statement of operations:

	Year Ended
	December 31,
	2017	2016	2015
Cost of revenue - product	$502	$191	$102
Cost of revenue - service	293	46	23
Research and development	694	62	25
Sales and marketing	598	138	91
General and administrative	6,665	3,813	324
Total stock-based compensation expense	$8,752	$4,250	$565

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

15.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, acquisition-related contingent consideration, and long-term debt. The carrying values of accounts receivable, accounts payable and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms of the debt.

The Company has classified liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2017
Liabilities
Acquisition-related contingent consideration - short-term	—	—	1,640	1,640
Acquisition-related contingent consideration - long-term	—	—	31,789	31,789
	$—	$—	$33,429	$33,429

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2016
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,493	$1,493
Acquisition-related contingent consideration - long-term	—	—	1,515	1,515
	$—	$—	$3,008	$3,008

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

During 2016, the Company made a $1,895 cash payment toward the Medliance acquisition-related contingent consideration. The Company also recorded a $338 reduction to the Aggregate Earn-Out Amount during 2016 based on a decrease in estimated future revenues. During 2017, the Company made a $1,498 cash payment toward the Medliance acquisition-related contingent consideration. The Company also recorded a $130 increase to the Aggregate Earn-Out Amount during 2017 based on an increase in estimated future revenues. The final Earn-Out amount was paid in February 2018. The fair value of the Medliance contingent consideration was calculated to be $1,640 and $3,008 at December 31, 2017 and 2016, respectively.

The SRx acquisition-related contingent consideration was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive acquisition date estimates of the contingent consideration payments. During 2017, the Company recorded a $6,303 adjustment to reduce the fair value of the SRx acquisition-related contingent consideration based on a decrease in estimated future operating results. The fair value of the SRx acquisition-related contingent consideration was calculated to be $31,789 as of December 31, 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

The changes in fair value of the Company’s acquisition-related contingent consideration for the years ended December 31, 2017 and 2016 was as follows:

Balance at January 1, 2016	$5,241
Fair value of cash consideration paid	(1,895)
Adjustments to fair value measurement	(338)
Balance at December 31, 2016	3,008
Acquisition date fair value of SinfoníaRx contingent consideration	38,092
Fair value of cash consideration paid	(1,498)
Adjustments to fair value measurement	(6,173)
Balance at December 31, 2017	$33,429

16.     Commitments and Contingencies

(a)    Leases

The Company has entered into various operating leases for office space expiring on various dates through 2027, which also contain renewal options and escalation clauses, and obligations to pay a pro rata share of operating expenses and taxes. On August 21, 2015, the Company entered into three operating lease agreements to expand its dispensary operations and corporate office space in Moorestown, NJ. Two of the three leases commenced on March 31, 2016 and the third lease commenced on October 1, 2016. All three leases expire on November 30, 2027. The Company will have the option to extend the leases for one additional period of ten years. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

Future minimum lease payments under operating leases as of December 31, 2017 are as follows:

December 31, 2017

2018	$2,648
2019	2,610
2020	2,644
2021	2,607
2022	2,548
Thereafter	10,264
Total minimum lease payments	$23,321

Rent expense under these operating leases was $2,012, $1,342, and $627 for the years ended December 31, 2017, 2016, and 2015 respectively.

(b)    Employment Agreements

The Company has employment agreements with certain non-executive officers and key employees that provide for, among other things, salary and performance bonuses.

On April 25, 2017, the Company entered into employment agreements with each of the Company’s named executive officers. The employment agreements provide for, among other things, salary, incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the executives have agreed to refrain from competing with the Company or soliciting the Company’s employees or customers for a period following the executive’s termination of employment. Each employment agreement was effective as of April 1, 2017. On February 26, 2018, the Company entered into change in control and severance agreements with each of the Company’s named officers, which replace the existing employment agreements dated April 1, 2017. The agreements have an initial term of three years and will automatically renew annually.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

On April 25, 2017, the Company’s Board also adopted the Annual Incentive Plan, effective as of January 1, 2017, which formalizes the Company’s annual short-term incentive program and does not represent a new compensation program for the named executive officers. The Annual Incentive Plan provides pay for performance incentive compensation to the Company’s employees, including its named executive officers, rewarding them for their contributions to the Company with cash incentive compensation based on attainment of pre-determined corporate and individual performance goals, as applicable. On February 26, 2018, the Company’s Board approved an amendment to the Annual Incentive Plan effective January 1, 2018, to allow the payments of awards under the Annual Incentive Plan to be made in the form of cash, equity, or other consideration determined in the discretion of the Compensation Committee of the Board.

(c)    Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

(d)    Letter of Credit

As of December 31, 2017 and 2016, the Company was contingently liable for $400 and $500, respectively, under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ (see Note 10).

17.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made matching contributions to participants’ accounts totaling $644, $347 and $475 during the years ended December 31, 2017, 2016 and 2015, respectively.

18.     Related-Party Transactions

During 2016, the Company engaged Tunstall Consulting, a corporate financial planning company, to provide professional services related to obtaining the ABC Credit Facility (Note 10(b)). Tunstall Consulting is owned and operated by a member of the Board. Costs incurred by the Company for professional services provided by the related party were $104 and were recorded as deferred financing costs during 2016, which were fully amortized when the ABC Credit Facility was repaid in full during the third quarter of 2016.

On September 15, 2016, the Company acquired certain assets from an entity indirectly controlled by the Company’s former Chief Scientific Officer (see Note 4).

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

19.     Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2017 and 2016.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Total revenue	$27,689	$29,656	$33,268	$43,933	$134,546
Income (loss) from operations	$(2,710)	$(1,222)	$(236)	$9,369	$5,201
Net income (loss) attributable to common stockholders:
Basic	$(2,881)	$(1,464)	$7,695	$10,946	$14,296
Diluted	$(2,881)	$(1,464)	$7,695	$10,946	$14,296
Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$(0.09)	$0.46	$0.63	$0.85
Diluted	$(0.18)	$(0.09)	$0.41	$0.55	$0.76

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
Total revenue	$20,157	$22,418	$24,174	$27,313	$94,062
Income (loss) from operations	$1,614	$1,479	$1,706	$(248)	$4,551
Net income (loss) attributable to common stockholders (1):
Basic	$293	$(890)	$1,228	$(6,031)	$(3,811)
Diluted	$94	$(890)	$(803)	$(6,031)	$(6,889)
Net income (loss) per share attributable to common stockholders (2):
Basic	$0.06	$(0.18)	$0.25	$(0.39)	$(0.51)
Diluted	$0.01	$(0.18)	$(0.08)	$(0.39)	$(0.59)

(1)

Quarterly and year-to-date computations of net income (loss) attributable to common stockholders during the year ended December 31, 2016 are made independently using the two-class method. Therefore, the sum of the net income (loss) attributable to common stockholders for the quarters may not agree with the net income (loss) attributable to common stockholders for the year. See Notes 2 and 3 for the Company’s accounting policy on calculating net income (loss) attributable to common stockholders and net income (loss) per share.

(2)

Quarterly and year-to-date computations of per share amounts are made independently during the year ended December 31, 2016 using the two-class method. Therefore, the sum of the per-share amounts for the quarters may not agree with per share amounts for the year. See Notes 2 and 3 for the Company’s accounting policy on calculating net income (loss) attributable to common stockholders and net income (loss) per share.

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

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at End
Description	Period	Expenses	Deductions	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$39	$24	$—	$63
Year Ended December 31, 2016	$49	$(10)	$—	$39
Year Ended December 31, 2015	$12	$43	$(6)	$49

		Allowance	Release of
	Balance at	Recorded on	Allowance on
	Beginning of	Current Year	Losses Expired	Balance at End
Description	Period	Losses	or Revalued	of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2017	$7,389	$(265)	$(5,786)	$1,338
Year Ended December 31, 2016	$4,489	$2,900	$—	$7,389
Year Ended December 31, 2015	$4,626	$(137)	$—	$4,489