Form 10-Q
period 2018-03-31
Tabula Rasa HealthCare, Inc.
filed 2018-05-09
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of April 30, 2018, the Registrant had 20,006,071 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)	(as adjusted)*
Current assets:
Cash	$4,252	$10,430
Accounts receivable, net	20,372	17,087
Inventories	2,671	2,795
Rebates receivable	348	342
Prepaid expenses	2,227	2,253
Other current assets	3,069	2,544
Total current assets	32,939	35,451
Property and equipment, net	9,873	9,243
Software development costs, net	5,326	5,001
Goodwill	74,584	74,613
Intangible assets, net	60,208	62,736
Other assets	487	788
Total assets	$183,417	$187,832
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,074	$921
Acquisition-related contingent consideration	45,304	1,640
Accounts payable	13,809	16,218
Accrued expenses and other liabilities	13,175	8,988
Total current liabilities	73,362	27,767
Long-term debt	820	784
Long-term acquisition-related contingent consideration	—	31,789
Deferred income tax liability	895	989
Other long-term liabilities	2,567	2,615
Total liabilities	77,644	63,944

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,141,163 and 19,371,005 shares issued and 19,985,223 and 19,297,539 shares outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	146,919	144,074
Treasury stock, at cost; 155,940 and 73,466 at March 31, 2018 and December 31, 2017, respectively	(3,825)	(959)
Accumulated deficit	(37,323)	(19,229)
Total stockholders’ equity	105,773	123,888
Total liabilities and stockholders’ equity	$183,417	$187,832

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue:		(as adjusted)*
Product revenue	$27,180	$21,941
Service revenue	16,764	6,036
Total revenue	43,944	27,977
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	20,832	16,892
Service cost	10,832	2,763
Total cost of revenue, exclusive of depreciation and amortization	31,664	19,655
Operating expenses:
Research and development	2,213	1,219
Sales and marketing	2,002	1,230
General and administrative	5,877	6,509
Change in fair value of acquisition-related contingent consideration expense	13,521	21
Depreciation and amortization	4,048	1,765
Total operating expenses	27,661	10,744
Loss from operations	(15,381)	(2,422)
Other expense:
Interest expense	63	76
Total other expense	63	76
Loss before income taxes	(15,444)	(2,498)
Income tax expense	2,650	95
Net loss	$(18,094)	$(2,593)

Net loss attributable to common stockholders, basic and diluted	$(18,094)	$(2,593)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(0.16)
Weighted average common shares outstanding, basic and diluted	18,789,226	16,238,761

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2018, as adjusted*	—	$—	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	—	—	(2)	—	(2)
Issuance of restricted stock	—	—	395,254	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	—	—	(80,000)	(2,866)		—	(2,866)
Net exercise of stock options	—	—	210,474	—	—	—	(18)	—	(18)
Exercise of stock options	—	—	164,430	—	—	—	920	—	920
Stock-based compensation expense	—	—	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	—	—	(18,094)	(18,094)
Balance, March 31, 2018	—	$—	20,141,163	$2	(155,940)	$(3,825)	$146,919	$(37,323)	$105,773

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:		(as adjusted)*
Net loss	$(18,094)	$(2,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,048	1,765
Amortization of deferred financing costs and debt discount	21	22
Deferred taxes	(94)	95
Stock-based compensation	1,945	3,821
Change in fair value of acquisition-related contingent consideration	13,521	21
Changes in operating assets and liabilities:
Accounts receivable, net	(3,285)	(2,163)
Inventories	124	(110)
Rebates receivable	(6)	(3)
Prepaid expenses and other current assets	(499)	(275)
Other assets	282	(1)
Accounts payable	(1,770)	—
Accrued expenses and other liabilities	4,064	1,296
Other long-term liabilities	(48)	102
Net cash provided by operating activities	209	1,977

Cash flows from investing activities:
Purchases of property and equipment	(1,122)	(865)
Software development costs	(1,060)	(800)
Net cash used in investing activities	(2,182)	(1,665)

Cash flows from financing activities:
Payments for repurchase of common stock	(2,866)	—
Proceeds from exercise of stock options	920	50
Payments for employee taxes for shares withheld	—	(88)
Payments for debt financing costs	(2)	(18)
Payments of equity offering costs	(357)	(132)
Payments of contingent consideration	(1,646)	(1,498)
Repayments of long-term debt	(254)	(166)
Net cash used in financing activities	(4,205)	(1,852)
Net decrease in cash	(6,178)	(1,540)
Cash, beginning of period	10,430	4,345
Cash, end of period	$4,252	$2,805

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$442	$50
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$390	$330
Cash paid for interest	$43	$51
Employee payroll taxes on net exercise of stock options included in accrued expenses	$182	$1,970

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through a comprehensive suite of technology-enabled products and services for medication risk management (“MRM”) and risk adjustment. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

2.      Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s annual report filed on Form 10-K on March 14, 2018. Since the date of those audited consolidated financial statements, there have been no changes to the Company's significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $4,252 as of March 31, 2018, cash flows from operations and borrowing availability under the Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Revolving Line”) are sufficient to fund the Company's planned operations through at least June 30, 2019. See Note 11 for additional information.

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

(d)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

a customer are accounted for as a fulfillment cost and are in included in cost of revenue. See Note 3 for additional information about the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. See Note 4 for additional detail about the Company’s products and service lines.

(e)    Cost of Product Revenue

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription drugs as part of the Company’s MRM offerings. Costs consist primarily of the purchase price of the prescription drugs the Company dispenses, expenses to package, dispense and distribute prescription drugs, and expenses associated with the Company's prescription fulfillment centers, including employment costs and stock-based compensation. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. The Company allocates miscellaneous overhead costs among functions based on employee headcount.

(f)    Cost of Service Revenue

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs.

(g)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 and has subsequently issued a number of amendments to ASU 2014-09. ASU 2014-09, as amended, represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company adopted ASU-2014-09 as of January 1, 2018 using the full retrospective method. As a result, the Company revised the consolidated balance sheets as of December 31, 2017, and the consolidated statements of operations and cash flows for the three months ended March 31, 2017, and related notes to the unaudited consolidated financial statements for the effects of adoption. See Note 3 for additional information.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides new guidance to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 effective January 1, 2018. The adoption of this standard did not have a

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (“ASU 2017-01”). ASU 2017-01 provides guidance for evaluating whether a set of transferred assets and activities (the “set”) should be accounted for as an acquisition of a business or group of assets. The guidance provides a screen to determine when a set does not qualify to be a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar assets, the set is not a business. Also to be considered a business, the set would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company has adopted ASU 2017-01 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company believes the adoption of ASU 2017-04 will not have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The guidance requires modification accounting only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of a change in terms or conditions. ASU 2017-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company has adopted ASU 2017-09 effective January 1, 2018. The adoption of this standard did not have a material on the Company's consolidated financial statements.

3. Adoption of New Accounting Policy

As described in Note 2, the Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method and applying the practical expedient in paragraph 606-10-65-1(f)(2) of the FASB Accounting Standards Codification (“ASC”), under which the Company used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods for those completed contracts with variable consideration. The following is a summary of the changes in accounting policies and presentation resulting from the adoption of ASU 2014-09 on the Company’s consolidated unaudited financial statements.

MRM services

Per member per month fees bundled with prescription fulfillment services fees in the Company’s MRM contracts were previously classified as product revenues. Under ASU 2014-09, the per member per month fees are classified as service revenue and based on relative stand-alone selling prices. The Company continues to recognize the per member per month fees as the services are provided.

Risk adjustment services

Certain contracts for the Company’s risk adjustment services include fees based on the gains recognized by customers as a result of services provided. Revenue for these contracts was historically recognized when billed because the price was not fixed or determinable. Under ASU 2014-09, revenue from these contracts is recognized monthly as the risk adjustment services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Pharmacy cost management services

Data and statistics fees from drug manufacturers were previously recognized as revenue when received due to the unpredictable nature of the payment amounts and because fees were not fixed and determinable until received. Under ASU 2014-09, these fees are recognized when the data is submitted to the drug manufacturers. The fees recognized are estimated using historical data, and adjusted as necessary to reflect new information. The estimated fees are recorded as data analytics related contract assets and are included in other current assets on the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the balance of the data analytics contract asset was $1,793 and $1,842, respectively.

Impact on financial statements

The following tables summarize the impact of the adoption of ASU 2014-09 on the previously reported consolidated balance sheets as of December 31, 2017 and consolidated statements of operations for the three months ended March 31, 2017. Financial statement line items that were not materially affected by the adoption of ASU 2014-09 are excluded. The adoption of ASU 2014-09 had no impact on cash provided by or used in operating, investing or financing activities in the consolidated statements of cash flows for the three months ended March 31, 2017.

	For the year ended
	December 31,
	2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Assets
Current assets:
Other current assets	$702	$1,842	$2,544
Total current assets	33,609	1,842	35,451
Total assets	$185,990	$1,842	$187,832
Liabilities and stockholders’ equity
Deferred income tax liability	$545	$444	$989
Total liabilities	63,500	444	63,944
Stockholders' equity:
Accumulated deficit	(20,627)	1,398	(19,229)
Total stockholders’ equity	122,490	1,398	123,888
Total liabilities and stockholders’ equity	$185,990	$1,842	$187,832

	Three Months Ended
	March 31,
	2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Revenue:
Product revenue	$22,696	$(755)	$21,941
Service revenue	4,993	1,043	6,036
Total revenue	27,689	288	27,977
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	17,405	(513)	16,892
Service cost	2,250	513	2,763
Total cost of revenue, exclusive of depreciation and amortization	19,655	—	19,655
Loss from operations	(2,710)	288	(2,422)
Net loss	$(2,881)	$288	$(2,593)

Net loss attributable to common stockholders, basic and diluted	$(2,881)	$288	$(2,593)
Net income per share attributable to common stockholders, basic and diluted	$(0.18)	$0.02	$(0.16)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Revenue

The Company provides a comprehensive suite of technology-enabled solutions tailored toward the specific needs of the healthcare organizations and health plans it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year in any contract.

Product Revenue

MRM prescription fulfillment services.The Company has a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped and control has generally passed to the customer and are generally billed monthly. At the time of shipment, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

Service Revenue

MRM services.The Company provides an array of MRM services. These services include enrollment, medication regimen reviews, and software to identify high risk members as well as provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consist of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of the Company’s MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews to be completed and guarantees by the Company for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on the Company’s assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. Fees for these services are generally billed monthly.

Risk adjustment services.The Company has a stand ready obligation to provide risk adjustment services which include training, extensive data analysis, and ongoing auditing of documentation and coding. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the risk adjustment services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to risk adjustment contracts represents an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader risk adjustment services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided. Fees for these services are generally billed monthly.

Pharmacy cost management services.     The Company has a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the fair value of the data. The drug utilization fees recognized are estimated using historical data, and adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and collected 180 days after submission.

Disaggregation of revenue

In the following table, revenue is disaggregated by major service line. The Company manages its operations and allocates it resources as a single reportable segment. All of the Company’s revenue is recognized in the United States and all of the Company’s assets are located in the United States.

The Company's MRM and risk adjustment clients consist primarily of healthcare organizations, commercial health plans, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities.

	Three Months Ended
	March 31,
	2018	2017
Major service lines
MRM prescription fulfillment services	$27,180	$21,941
MRM Services	13,695	3,159
Risk adjustment services	1,705	1,453
Pharmacy cost management services	1,295	1,371
Other services	69	53
	$43,944	$27,977

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with customers as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
	(unaudited)	(as adjusted)*
Contract assets	2,446	1,842
Contract liabilities	1,882	1,350

*See Note 3.

Contract assets as of March 31, 2018 consisted of $1,793 related to data analytics contract assets and $653 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration. Contract assets as of December 31, 2017 consisted of $1,842 related to the data analytics contract asset. Contract assets are included in other current assets on the consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional. The contract liabilities primarily relate to advance billings for prescription medications not yet fulfilled or dispensed, advance payments received for service obligations on MRM performance guaranteed contracts and unamortized setup fees on risk adjustment contracts. Contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within the prospective fiscal year.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

March 31,
2018
(unaudited)
Contract asset:
Contract asset, beginning of period	$1,842
Decreases due to cash received	(988)
Increases, excluding amounts transferred to receivables during the period	1,592
Contract asset, end of period	$2,446

Contract liability
Contract liability, beginning of period	$1,350
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,224)
Increases due to cash received, excluding amounts recognized as revenue during the period	1,756
Contract liability, end of period	$1,882

The Company does not have any contract liabilities that relate to performance obligations that are expected to be satisfied in more than one year.

5.     Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net loss per share of common stock using the treasury stock method for the three months ended March 31, 2018 and 2017. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2018	2017(*)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(18,094)	$(2,593)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	18,789,226	16,238,761
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(0.16)

*As adjusted. See Note 3.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2018	2017
Stock options to purchase common stock	2,809,641	3,219,862
Restricted stock	1,144,709	727,858
Common stock warrants	—	32,216
	3,954,350	3,979,936

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.     Acquisitions

SinfoníaRx

On September 6, 2017, the Company, TRCRD, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), and TRSHC Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Merger Subs, Sinfonía HealthCare Corporation, a Delaware corporation (“Sinfonía”), Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative. Under the terms of the Merger Agreement, the Company acquired the SinfoníaRx business (“SRx”) as a result of Merger Sub I merging with and into Sinfonía, with Sinfonía surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and, immediately following the First Merger, Sinfonía merging with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company. The SRx business provides medication therapy management technology and services for Medicare, Medicaid, commercial health plans and pharmacies. These service offerings fall under the Company’s MRM services.

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Merger Agreement; (ii) common stock consideration issued upon closing valued at $11,541; and (iii) contingent purchase price consideration with an acquisition date estimated fair value of $38,092 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the Merger Agreement, based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. In addition, the Company is not obligated to pay more than $35,000 in cash and the Company’s common stock for the first contingent payment, or more than $130,000 for the aggregate overall closing consideration (not taking into account certain adjustments set forth in the Merger Agreement) and contingent payments. No contingent purchase price consideration was earned or paid with respect to the twelve-month period ended December 31, 2017 as a result of the applicable performance goals not being achieved. A portion of the cash merger consideration is being held in escrow to secure potential claims by the Company for indemnification under the Merger Agreement and in respect of adjustments to the acquisition consideration.

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

In connection with the acquisition of SRx, the Company incurred direct acquisition and integration costs of $1,015 during the 2017 fiscal year, which were recorded in general and administrative expenses in the consolidated statements of operations. During the three months ended March 31, 2018, the Company incurred an additional $31 of acquisition and integration costs related to the SRx acquisition, which were recorded in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Preliminary
Purchase Price
Cash	$218
Accounts receivable	8,309
Prepaid expenses and other current assets	1,056
Property and equipment	1,419
Other assets	127
Trade name	4,776
Developed technology	13,291
Client relationships	20,265
Non-competition agreement	4,752
Goodwill	52,898
Total assets acquired	$107,111

Accrued expenses and other liabilities	(3,819)
Trade accounts payable	(8,868)
Debt assumed	(675)
Deferred income tax liability, net	(9,624)
Total purchase price, including contingent consideration of $38,092	$84,125

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and a non-competition agreement, each of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 10, 7, 7.46 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.33 years.

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

Revenue from SRx is primarily comprised of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three months ended March 31, 2018, service revenue of $9,262 and a net loss of $1,063 from SRx were included in the Company’s consolidated statements of operations.

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

Pro forma

The unaudited pro forma results presented below include the results of the SRx acquisition as if it had been consummated as of January 1, 2017. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to options granted to an employee of SRx at the closing of the acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

Three Months Ended
March 31,
2017
Revenue	$34,289
Net loss	(3,338)
Net loss per share attributable to common stockholders, basic and diluted	(0.20)

7.       Property and Equipment

Depreciation expense on property and equipment for the three months ended March 31, 2018 and 2017 was $834 and $415, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of March 31, 2018 and December 31, 2017, capitalized software costs consisted of the following:

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Software development costs	$10,884	$9,873
Less: accumulated amortization	(5,558)	(4,872)
Software development costs, net	$5,326	$5,001
Capitalized software costs not yet subject to amortization	$1,592	$1,021

Amortization expense for the three months ended March 31, 2018 and 2017 was $686 and $400, respectively.

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the three months ended March 31, 2018 are as follows:

Balance at December 31, 2017	74,613
Adjustments to Goodwill	(29)
Balance at March 31, 2018	$74,584

During the three months ended March 31, 2018, the Company recorded a decrease of $29 in the acquisition date fair value of accrued expenses and other liabilities with respect to the acquisition of SRx, with a corresponding reduction in goodwill, as a result of additional information that became known during the period.

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2017 and determined that there were no indicators of impairment during 2017. The next annual impairment test will be conducted as of October 1, 2018, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the three months ended March 31, 2018.

Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2018
Trade names	8.56	$6,716	$(1,537)	$5,179
Client relationships	8.48	34,949	(6,770)	28,179
Non-competition agreements	4.96	5,404	(1,011)	4,393
Developed technology	7.38	26,791	(4,358)	22,433
Domain name	10.00	29	(5)	24
Total intangible assets		$73,889	$(13,681)	$60,208

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2017
Trade names	8.56	$6,716	$(1,320)	$5,396
Client relationships	8.48	34,949	(5,652)	29,297
Non-competition agreements	4.96	5,404	(739)	4,665
Developed technology	7.38	26,791	(3,438)	23,353
Domain name	10.00	29	(4)	25
Total intangible assets		$73,889	$(11,153)	$62,736

Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $2,528 and $950, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2018 (April 1 - December 31)	$7,550
2019	9,636
2020	9,296
2021	9,283
2022	8,975
Thereafter	15,468
Total estimated amortization expense	$60,208

10.       Accrued Expenses and Other Liabilities

At March 31, 2018 and December 31, 2017, accrued expenses and other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Employee related expenses	$3,797	$4,572
Contract liability	1,882	1,350
Accrued payables due to customers	1,200	1,200
Contract labor	1,674	463
Interest	11	13
Deferred rent	195	163
Professional fees	522	288
Income taxes payable	2,765	20
Other expenses	1,129	919
Total accrued expenses and other liabilities	$13,175	$8,988

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, in connection with the acquisition of SRx, the Company entered into the Amended and Restated 2015 Revolving Line whereby the Company’s revolving line of credit, entered into with Bridge Bank (now Western Alliance Bank) in 2015 and subsequently amended in 2016, was amended to extend the maturity date to September 6, 2020, and increase the Company's borrowing availability to up to $40,000 with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Company may also request an increase in the Amended and Restated 2015 Revolving Line of up to $10,000 upon the successful syndication of such additional amounts.

Interest on the Amended and Restated 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA starting with the quarter ended December 31, 2017 and each quarter thereafter, of at least 75% of the plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of March 31, 2018, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with its covenants.

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

As of March 31, 2018 and December 31, 2017 there were no aggregate borrowings outstanding under the Amended and Restated 2015 Revolving Line, and amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $39,600.

As of March 31, 2018 and 2017, the interest rate on the Amended and Restated 2015 Revolving Line was 4.82% and 4.56%, respectively. No interest expense was incurred for the three months ended March 31, 2018 and 2017 related to the Amendment and Restated 2015 Revolving Line as there were no aggregate borrowings outstanding during the three months ended March 31, 2018 and 2017. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $363. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $21 and $11 to interest expense for the three months ended March 31, 2018 and 2017, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Capital leases	$1,894	$1,705
Less current portion, net	(1,074)	(921)
Total capital leases, less current portion, net	$820	$784

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have annual interest rates ranging from 4% to 14%. Interest expense related to the capital leases was $43 and $57 for the three months ended March 31, 2018 and 2017, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital leases was $1,981 and $1,918 as of March 31, 2018 and December 31, 2017, respectively, and is reflected in property and equipment on the consolidated balance sheets.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)    Long-Term Debt Maturities

As of March 31, 2018, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2018	$881
2019	987
2020	150
2021	4
2,022
Less amount representing interest	(128)
Present value of payments	1,894
Less current portion	(1,074)
Total long-term debt, net of current portion	$820

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of March 31, 2018 and December 31, 2017, the Company had $4,337 and $4,055, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

12.      Income Taxes

For the three months ended March 31, 2018, the Company recorded income tax expense of $2,650, which resulted in an effective tax rate of (17.2)%. The tax expense is net of a tax benefit of $1,060 related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The negative effective tax rate is primarily the result of the contingent consideration adjustment related to the SRx acquisition, which is not deductible for income tax purposes. Accordingly, the Company recorded an income tax provision on its net loss for the quarter based on its expected effective rate for the full year.

For the three months ended March 31, 2017, the Company recognized tax expense of $95, which resulted in an effective tax rate of (3.8)%. The Company had recorded a full valuation allowance against its deferred tax assets as of March 31, 2017. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and the Company used the actual effective tax rate for the year to date as its best estimate to determine the Company’s tax expense for the three months ended March 31, 2017.

13.      Other Long-term Liabilities

Other long term liabilities as of March 31, 2018 and December 31, 2017 consisted of $2,567 and $2,615, respectively, which represents the long-term portion of deferred rent primarily related to the Company's operating leases for office space in Moorestown, NJ and office space in South Carolina dedicated to software development.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

14.     Stockholders' Equity

(a)    Capitalization and Initial Public Offering

On October 4, 2016, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 4,300,000 shares of common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. The Company received net proceeds of $55,186 after deducting underwriting discounts and commissions of $4,154 but before deducting other offering expenses. In addition, upon the closing of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were automatically redesignated into shares of common stock, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate of 5,089,436 shares of common stock.

Upon completion of the IPO on October 4, 2016, the Company filed an amended and restated certificate of incorporation to, among other things, state that the aggregate number of shares of stock that the Company is authorized to issue is 100,000,000 shares of common stock, par value $.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $.0001 per share.

On December 8, 2017, the Company completed a follow-on underwritten public offering (the “Offering”) in which the Company issued 1,350,000 shares of common stock, at an issuance price of $27.50 per share. The Company received net proceeds of $34,897 after deducting underwriting discounts and commissions of $2,228 but before deducting other offering expenses. Proceeds from the Offering were used to repay outstanding indebtedness under the Company’s Amended and Restated 2015 Revolving Line during 2017.

(b)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the three months ended March 31, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of March 31, 2018, $1,175 of common stock remained available for repurchase.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2018, in accordance with the terms of the 2016 Plan, the share reserve increased by 964,876 shares. As of March 31, 2018, 731,167 shares were available for future grants under the 2016 Plan.

The option price per share cannot be less than the fair market value of a share on the date the option was granted, and in the case of incentive stock options granted to an employee owning more than 10% of the total combined

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

voting power of all classes of stock of the Company, the option price shall not be less than 110% of the fair market value of Company stock on the date of grant. Stock option grants under the Plan generally expire 10 years from the date of grant, other than incentive stock option grants to 10% shareholders, which expire the earlier of 5 years from the date of grant, 90 days after termination, or one year after the date of death or termination due to disability. Stock options generally vest over a period of four years, with 25% of the options becoming exercisable on the one-year anniversary of the commencement date and the remaining shares vesting monthly thereafter for 36 months in equal installments of 2.08% per month.

Employee Restricted Common Stock

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense was recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant were scheduled to fully vest. For the three months ended March 31, 2017, $3,075 of expense was recognized related to this grant. No expense was recognized for the three months ended March 31, 2018. On June 12, 2017, the Company entered into an amendment with each recipient of this grant to amend the vesting date from May 31, 2017 to May 31, 2018. As of March 31, 2018, there was no unrecognized compensation expense related to this grant.

On August 3, 2017, the Board granted 20,000 shares of restricted common stock to a non-executive employee of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $14.56 per share.

On January 2, 2018, the Board granted 390,500 shares of restricted common stock to executive and certain non-executive employees of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $29.25 per share.

On February 26, 2018, the Board granted 4,754 shares of restricted common stock to executive employees of the Company, pursuant to the 2016 Plan, which will vest one year following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $32.64 per share.

For the three months ended March 31, 2018, $728 of expense was recognized related to these employee grants. As of March 31, 2018, there was unrecognized compensation expense of $11,111 related to these employee grants.

Non-Employee Director Restricted Common Stock

On September 28, 2016, the Company granted 22,260 shares of restricted common stock under the 2016 Plan to its non-employee directors, which represents both the initial and annual grants to such directors. The initial grant (“Initial Grant”) vests in three substantially equal annual installments over three years following the grant date and the annual grant of 7,420 shares vested in full on June 16, 2017, which was the date of the Company’s annual shareholder meeting. In addition, on September 28, 2017, 4,944 shares of the Initial Grant vested and were no longer subject to forfeiture. The value of the grants is based on the IPO price of $12.00 per share.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On June 16, 2017, the Company granted 10,384 shares of restricted common stock to its non-employee directors, which represents the annual grants to such directors, which will vest in full on the earlier of the next annual shareholder meeting or the one year anniversary of the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.54 per share.

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

For the three months ended March 31, 2018 and 2017, $82 and $56 of expense was recognized related to these non-employee director grants, respectively. As of March 31, 2018, there was unrecognized compensation expense of $289 related to these grants.

Stock Options

The Company recorded $1,135 and $690 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended March 31, 2018 and 2017, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
Valuation assumptions:	2018	2017
Expected volatility	58.40%	61.00%
Expected term (years)	6.08	6.03
Risk-free interest rate	2.32%	2.24%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2018 and 2017 was $16.46 and $7.89 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2018:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2017	2,883,175	$9.26
Granted	384,500	29.32
Exercised	(398,895)	4.36
Forfeited	(59,139)	16.77
Outstanding at March 31, 2018	2,809,641	$12.54	7.6	$73,778
Options vested and expected to vest at March 31, 2018	2,809,641	$12.54	7.6	$73,778
Exercisable at March 31, 2018	1,385,167	$6.72	6.1	$44,431

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $12,055 and $8,660, respectively.

As of March 31, 2018, there was $13,799 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.72 years.

Cash received from option exercises for the three months ended March 31, 2018 and 2017 was $920 and $50, respectively. During the three months ended March 31, 2018, 23,991 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 234,465 stock options with a gross exercise value of $819. During the three months ended March 31, 2017, 329,587 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 776,422 stock options with a gross exercise value of $2,816.

The Company recorded total stock-based compensation expense for the three months ended March 31, 2018 and 2017 in the following expense categories of its consolidated statement of operations:

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue - product	$250	$95
Cost of revenue - service	270	43
Research and development	196	104
Sales and marketing	379	117
General and administrative	850	3,462
Total stock-based compensation expense	$1,945	$3,821

16.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, and long-term debt. The carrying values of accounts receivable, accounts payable and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s long-term debt approximates fair value based on the terms of the debt.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has classified liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	March 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	—	—	45,304	45,304
	$—	$—	$45,304	$45,304

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2017
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,640	$1,640
Acquisition-related contingent consideration - long-term	—	—	31,789	31,789
	$—	$—	$33,429	$33,429

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

During 2018, the Company recorded a $6 adjustment to the fair value of the acquisition-related contingent consideration associated with the acquisition of Medliance LLC (“Medliance”) in 2014 and made the final $1,646 cash payment toward the Medliance acquisition-related contingent consideration. As of March 31, 2018, the Medliance contingent consideration was paid in full and no amounts are outstanding.

The SRx acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. In accordance with ASC 802, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to net income. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2018, the Company recorded a $13,515 adjustment to the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization. The fair value of the SRx acquisition-related contingent consideration was calculated to be $45,304 as of March 31, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2018.

The changes in fair value of the Company’s acquisition-related contingent consideration for the three months ended March 31, 2018 was as follows:

Balance at December 31, 2017	$33,429
Fair value of cash consideration paid	(1,646)
Adjustments to fair value measurement	13,521
Balance at March 31, 2018	$45,304

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

17.     Commitments and Contingencies

(a)	Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

(b)	Letter of Credit

As of March 31, 2018 and December 31, 2017, the Company was contingently liable for $400 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. See Note 11 for additional information.

(c)	Employment Agreements and Annual Incentive Plan

On April 25, 2017, the Company entered into employment agreements with each of the Company’s named executive officers, which were effective as of April 1, 2017, and on February 26, 2018, the Company entered into new employment agreements that replaced and superseded the previous agreements between the named executive officers and the Company entered into in April 2017. The employment agreements provide for, among other things, salary, incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the executives have agreed to refrain from competing with the Company or soliciting the Company’s employees or customers for a period following the executive’s termination of employment. The agreements have an initial term of three years and will automatically renew annually.

On April 25, 2017, the Board also adopted the Annual Incentive Plan, effective as of January 1, 2017, which formalizes the Company’s annual short-term incentive program and does not represent a new compensation program for the named executive officers. The Annual Incentive Plan provides pay for performance incentive compensation to the Company’s employees, including its named executive officers, rewarding them for their contributions to the Company with cash incentive compensation based on attainment of pre-determined corporate and individual performance goals, as applicable. On February 26, 2018, the Board approved an amendment to the Annual Incentive Plan, effective January 1, 2018, to allow the payments of awards under the Annual Incentive Plan to be made in the form of cash, equity, or other consideration determined in the discretion of the Compensation Committee of the Board.

18.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $556 and $136 during the three months ended March 31, 2018 and 2017, respectively.

19.     Subsequent Event

On May 1, 2018, the Company completed the acquisition of certain assets and the assumption of certain enumerated liabilities of Peak PACE Solutions, a leading health plan management solutions and services provider in the Program of All-inclusive Care for the Elderly market, for closing cash consideration of $7,700 and the potential for a contingent earn out payment of up to $2,300 based on the 2018 performance of the acquired assets.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 14, 2018.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this report, as well as in our Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a healthcare technology company disrupting the field of medication safety. For over thirty years, traditional pharmacy software systems have offered clinicians a binary view of drug-to-drug interactions, presenting an assessment of one single drug against one single drug. These legacy systems may be adequate to assess the safety of a medication regimen consisting of only one or two medications. However, the elderly, the chronically ill and those with behavioral health challenges, who are more often times more likely to be subject to a medication profile of more than two medications, are typically at high risk of an adverse drug effect, or ADE. In these cases, the average patient often takes over 10 different medications a day and the current technologies are inadequate to optimize safety and minimize risk.  Our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, delivers a simultaneous, multi-drug review which identifies medication-related risks across a variety of safety factors and presents meaningful opportunities to mitigate such risks. We partner with health plans and provider groups in comprehensive medication management and care transitions programs to identify and substantially mitigate the risks associated with ADEs and to promote adherence to personalized medication regimens. By working with us, health plans and provider groups have reduced their pharmacy and medical spend as well as hospital admissions rates.

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

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Most of our products and services are built around our novel and proprietary MRM Matrix which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, and time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in eight call centers throughout the U.S., is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 170,000 messages exchanged during March 2018, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2017 we were serving 170 healthcare organizations and, as of March 31, 2018, this number has grown to 173 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenue for the three months ended March 31, 2018 was $43.9 million compared to $28.0 million for the three months ended March 31, 2017, as adjusted. We incurred net loss of $18.1 million and $2.6 million for the three months March 31, 2018 and 2017, as adjusted, respectively. Our Adjusted EBITDA for the three months ended March 31, 2018 was $4.3 million compared to $3.3 million for the three months ended March 31, 2017. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our expansion beyond the PACE and post-acute markets to other at-risk providers and payors. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

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

	Three Months Ended
	March 31,		Change
	2018	2017*	$	%
	(Dollars in thousands)
Revenues	$43,944	$27,977	$15,967	57%
Net loss	(18,094)	(2,593)	(15,501)	nm
Adjusted EBITDA	4,297	3,268	1,029	31

      nm = not meaningful

      * As adjusted. See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in "Non-GAAP Financial Measures — Adjusted EBITDA." We also monitor revenue retention rate and client retention rate described as follows.

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 99% for 2017.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 95% for 2017.

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

Recent Developments

Common Stock Offering

On December 8, 2017, we closed an underwritten public offering of 1,350,000 shares of our common stock, par value $0.0001 per share, at an issuance price of $27.50 per share, or $25.85 per share after deducting underwriting discounts and commissions. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The net proceeds were used to repay outstanding indebtedness under our Amended and Restated 2015 Line of Credit during 2017.

Acquisitions

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of medication therapy management technology and services for Medicare, Medicaid, and commercial health plans. This service offering falls under our MRM services. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of $10.0 million worth of our common stock, or 520,821 shares, calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 20 trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market; and (iii) contingent purchase price consideration with an estimated acquisition date fair value of $38.1 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments. No contingent purchase price consideration was earned or paid with respect to the twelve-month period ended December 31, 2017 as a result of the applicable performance goals not being achieved.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets and liabilities acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015 and amended on July 1, 2016. The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. As of March 31, 2018, there was no amount outstanding under the Amended and Restated 2015 Line of Credit. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended March 31, 2018 and 2017, product sales represented 62% and 78% of our total revenue, respectively, and service revenue represented 38% and 22% of our total revenue, respectively

Product Revenue

MRM prescription fulfillment services.We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped to the customer. At the time of shipment, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

Service Revenue

MRM services.We provide an array of medication risk management services. These services include enrollment, medication regimen reviews, and software to identify high risk members as well as provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consist of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews to be completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period.

Risk adjustment services.We have a stand ready obligation to provide risk adjustment services which include training, extensive data analysis, and ongoing auditing of documentation and coding. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the risk adjustment services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to risk adjustment contracts represents an upfront fee to the client to compensate us for our effort to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader risk adjustment services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided.

Pharmacy cost management services.     We have a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the fair value of the data. The drug utilization fees recognized are estimated using historical data, and adjusted as necessary to reflect new information.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended March 31, 2018 and 2017, prescription medication costs represented 80% and 78% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to our MRM services which primarily consist of labor costs, outside contractors, and expenses related to supporting our technology platform. In addition, cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the risk adjustment and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including compensation, benefits and stock-based compensation for employees who are responsible for management information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also includes professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase as we expand our infrastructure and continue to grow as a public company. These increases have included, and will likely continue to include, increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, lawyers and investor relations. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our revolving credit facility and capital lease obligations. It also includes the amortization of deferred financing costs related to these various debt arrangements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Revenue:		(as adjusted)*
Product revenue	$27,180	$21,941	$5,239	24%
Service revenue	16,764	6,036	10,728	178
Total revenue	43,944	27,977	15,967	57
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	20,832	16,892	3,940	23
Service cost	10,832	2,763	8,069	292
Total cost of revenue, exclusive of depreciation and amortization	31,664	19,655	12,009	61
Operating expenses:
Research and development	2,213	1,219	994	82
Sales and marketing	2,002	1,230	772	63
General and administrative	5,877	6,509	(632)	(10)
Change in fair value of acquisition-related contingent consideration expense	13,521	21	13,500	nm
Depreciation and amortization	4,048	1,765	2,283	129
Total operating expenses	27,661	10,744	16,917	157
Loss from operations	(15,381)	(2,422)	(12,959)	535
Other (income) expense:
Interest expense	63	76	(13)	(17)
Total other expense	63	76	(13)	(17)
Loss before income taxes	(15,444)	(2,498)	(12,946)	nm
Income tax expense	2,650	95	2,555	nm
Net loss	$(18,094)	$(2,593)	$(15,501)	nm	%

nm = not meaningful

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2018 and 2017

Product Revenue

Product revenue increased $5.3 million, or 24%, from $21.9 million for the three months ended March 31, 2017 to $27.2 million for the comparable period in 2018. The increase was primarily driven by organic growth in our MRM prescription fulfillment services, which represented approximately $3.5 million of the increase. Of that $3.5 million increase, approximately $1.5 million was attributable to new customers acquired period over period, while the remaining $2.0 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $1.8 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $10.8 million, or 178%, from $6.0 million for the three months ended March 31, 2017 to $16.8 million for the three months ended March 31, 2018. The increase in MRM services was primarily due to $9.3 million of revenues generated by the acquisition of SRx, the majority of which relate to fees for comprehensive medication reviews. MRM service revenue also increased due to expanded services offered to existing clients, which consisted of a fixed fee opioid project that contributed $444 thousand to the favorable variance and increased per member per month fees that contributed $424 thousand. Growth related to the expansion of existing MRM clients and the addition of a new customer compared to prior period added $392 thousand. Revenue from risk adjustment services increased $252 thousand primarily related to new risk adjustment clients brought on in the first quarter of 2018.

Cost of Product Revenue

Cost of product revenue increased $3.9 million, or 23%, from $16.9 million for the three months ended March 31, 2017 to $20.8 million for the comparable period in 2018. This increase was largely driven by increased prescription volume, which contributed approximately $2.1 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.4 million to the overall increase in the cost of product revenue. In addition, labor costs increased $234 thousand, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support increased prescription fulfillment services for our MRM clients and operational growth. Distribution charges also increased $75 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients.

Cost of Service Revenue

Cost of service revenue increased $8.0 million, or 292%, from $2.8 million for the three months ended March 31, 2017 to $10.8 million for the three months ended March 31, 2018. The acquisition of SRx contributed approximately $6.5 million to the increase in MRM services costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding SRx, increased $871 thousand due to additional labor costs from added headcount to support our other MRM services provided to healthcare organizations. Cost of service revenue also increased due to a $366 thousand increase in cost of risk adjustment services, which was primarily related to increased employee compensation and related costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees. Costs of pharmacy cost management services also increased $95 thousand primarily due to an increase in pharmacy cost management personnel costs.

Research and Development Expenses

Research and development expenses increased $994 thousand, or 82%, from $1.2 million for the three months ended March 31, 2017 to $2.2 million for the comparable period in 2018. The increase was primarily due to the acquisition of SRx, which contributed approximately $513 thousand to the increase and consisted primarily of employee compensation costs and funded research. In addition, payroll and payroll-related costs, excluding SRx, increased approximately $244 thousand primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The increase in research and development costs was also due to an increase in rent and utilities expense of approximately $55 thousand as a result of our new office space in South Carolina dedicated to software development, and an increase in professional services of $55 thousand related to consulting services for scientific education research and development activities.

Sales and Marketing Expenses

Sales and marketing expenses increased $772 thousand, or 63%, from $1.2 million for the three months ended March 31, 2017 to $2.0 million for the comparable period in 2018. Excluding the SRx acquisition, the increase in sales and marketing expense was primarily due to a $465 thousand increase in personnel costs related to an increase in stock compensation expenses, added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The acquisition of SRx contributed $236 thousand to the increase which primarily included employee compensation costs. The remaining $71 thousand increase in sales and marketing expenses was primarily due to an increase in conference related expenses and travel and entertainment expenses, and a slight increase in consulting and public relations costs.

General and Administrative Expenses

General and administrative expenses decreased $632 thousand, or 10%, from $6.5 million for the three months ended March 31, 2017 to $5.9 million for the comparable period in 2018. Excluding SRx, the decrease in general and administrative expenses was primarily attributable to a decrease in stock compensation costs of $2.8 million primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016 and that were fully expensed during 2017. This decrease was offset by $1.3 million of expenses incurred by SRx, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities and expenses. In addition, an increase in professional services and consulting costs primarily related to audit and financial services and investor relations contributed $484 thousand of additional expense. Excluding SRx, employee compensation costs, excluding stock compensation, increased $349 thousand primarily due to an increase in headcount to support the overall growth of our operations and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases.

Acquisition-related Contingent Consideration Expense

During the three months ended March 31, 2018 and 2017, there was a $13.5 million and a $21 thousand charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities. Of the total charge during 2018, $13.5 million related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of SRx and $6 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance LLC, or Medliance. The $13.5 million adjustment to the fair value of the SRx acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in our market capitalization. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income. We expect that these remeasurements could result in significant gains or losses on a quarterly basis through December 31, 2018, after which time the contingent consideration payable will be known. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. As of March 31, 2018, the SRx contingent consideration liability was $45.3 million with the potential for up to an additional $39.7 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. Any decreases in the contingent amount will be recorded as GAAP net income.

In addition, during the first quarter of 2018, the final payment related to the Medliance acquisition-related contingent consideration was paid in full. The $21 thousand charge in the three months ended March 31, 2017 related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.3 million, or 129%, from $1.8 million for the three months ended March 31, 2017 to $4.1 million for the comparable period in 2018. This increase was primarily due to a $1.5 million increase in amortization expense of intangible assets acquired from SRx. The increase in amortization expense was also due to a $286 thousand increase in the amortization of capitalized software related to new software functionality placed into service since March 31, 2017. Depreciation expense also increased by $418 thousand, of which $251 thousand related to property and equipment acquired from SRx. The remaining increase in depreciation expense was primarily due to leasehold improvements and equipment purchases at our new office space in South Carolina and continued growth at our headquarters.

Interest Expense

Interest expense decreased $13 thousand, or 17%, from $76 thousand for the three months ended March 31, 2017 to $63 thousand for the three months ended March 31, 2018 primarily due to reduced interest payments as outstanding lease obligations are paid down.

Income Taxes

For the three months ended March 31, 2018, we recorded an income tax expense of $2.7 million which resulted in an effective tax rate of (17.2)%.  The tax expense is net of a tax benefit of $1.1 million related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The negative effective rate is primarily the result of the contingent consideration adjustment related to the SRx acquisition, which is not deductible for income tax purposes. Accordingly, we recorded an income tax provision on its net loss for the quarter based on its expected effective rate for the full year ending December 31, 2018.

For the three months ended March 31, 2017, we recorded tax expense of $95 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (3.8)%, as adjusted, for the period. We recorded a full valuation allowance against our deferred tax assets as of March 31, 2017. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and we used the actual effective tax rate for the year to date as our best estimate to determine our tax expense for the three months ended March 31, 2017.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, acquisition-related expense, payroll tax expense related to stock option exercises and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended March 31,
	2018	2017
		(as adjusted)*
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(18,094)	$(2,593)
Add:
Interest expense	63	76
Income tax expense	2,650	95
Depreciation and amortization	4,048	1,765
Change in fair value of acquisition-related contingent consideration expense	13,521	21
Acquisition-related expense	164	—
Payroll tax expense related to stock option exercises	—	83
Stock-based compensation expense	1,945	3,821
Adjusted EBITDA	$4,297	$3,268

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as loss attributable to common stockholders before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, acquisition-related expense, payroll tax expense related to stock option exercises, stock-based compensation expense, and the tax impact of those items, as well as adjustments for tax benefits related to the recognition of tax windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding.

Adjusted Diluted EPS is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. In the future, we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring itemss.

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended March 31,
	2018		2017
	(In thousands except per share amounts)
Reconciliation of diluted net loss per share attributable to common shareholders to Adjusted Diluted EPS
GAAP net loss attributable to common stockholders, basic and diluted, and net loss per share attributable to common stockholders, basic and diluted	$(18,094)	$(0.96)	$(2,593)	$(0.16)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	13,521		21
Amortization of acquired intangibles	2,528		950
Acquisition-related expense	164		—
Payroll tax expense on stock option exercises	—		83
Stock-based compensation expense	1,945		3,821
Impact to income taxes (1)	1,955		(795)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$2,019	$0.10	$1,487	$0.08

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

	Three Months Ended
	March 31,
	2018	2017
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	18,789,226	16,238,761
Adjustments:
Weighted average dilutive effect of stock options	1,557,887	1,498,560
Weighted average dilutive effect of common shares from stock warrants	—	28,773
Weighted average dilutive effect of restricted stock	790,298	461,470
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	21,137,411	18,227,564

Liquidity and Capital Resources

We incurred a net loss of $18.1 million and $2.6 million for the three months ended March 31, 2018 and 2017, as adjusted, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At March 31, 2018, we had cash of $4.3 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$209	$1,977
Net cash used in investing activities	(2,182)	(1,665)
Net cash used in by financing activities	(4,205)	(1,852)
Net decrease in cash	$(6,178)	$(1,540)

Operating Activities

Net cash provided by operating activities was $209 thousand for the three months ended March 31, 2018 and consisted primarily of our net loss of $18.1 million and changes in our operating assets and liabilities totaling $1.1 million, offset by the addition of noncash items of $19.4 million. The noncash items primarily included $13.5 million related to the change in the fair value of the acquisition-related contingent consideration, $4.0 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $1.9 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx acquisition and a decrease in accounts payable.

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2017 and consisted primarily of our net loss of $2.6 million offset and changes in our operating assets and liabilities totaling $1.2 million, offset by the addition of noncash items of $5.7 million. The noncash items primarily included $1.8 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $3.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to new revenues generated from our MRM service contracts, and an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of March 31, 2017.

Investing Activities

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2018 and $1.7 million for the three months ended March 31, 2017. Net cash used in investing activities for the three months ended March 31, 2018 reflected $1.1 million in purchases of property, equipment and leasehold improvements, primarily related to our new office space in Tucson, Arizona, for SRx and improvements for space in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. Net cash used in investing activities also consisted of $1.1 million in software development costs.

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

Financing Activities

Net cash used in financing activities was $4.2 million for the three months ended March 31, 2018 compared to $1.9 million for the three months ended March 31, 2017. Financing activities for the three months ended March 31, 2018 primarily reflected $2.9 million in payments for the repurchase of common stock, $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $357 thousand in payments for costs associated with our common stock offering completed in December 2017, and $254 thousand in payments of long-term debt. Net cash used in financing activities for the three months ended March 31, 2018 was offset by $920 thousand of proceeds received from the exercise of stock options.

Financing activities for the three months ended March 31, 2017 primarily reflected a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition, $166 thousand in payments of long-term debt, and $132 thousand in payments for costs associated with our initial public offering, which was completed in October 2016.

Funding Requirements

We had an accumulated deficit of $37.3 million as of March 31, 2018. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $4.3 million as of March 31, 2018, borrowing capacity under our Amended and Restated 2015 Line of Credit and cash flows from continuing operations will be sufficient to fund our planned operations through at least June 30, 2019. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Line of Credit whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and amended on July 1, 2016. The

Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Line of Credit by up to $10.0 million upon the successful syndication of such additional amounts. Amounts outstanding under the Amended and Restated 2015 Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of March 31, 2018, there were no amounts outstanding under the Amended and Restated 2015 Line of Credit. We are also contingently liable for $400 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Line of Credit were $39.6 million.

The Amended and Restated 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of March 31, 2018, we were in compliance with all covenants related to the Amended and Restated 2015 Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Except as described in Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of new accounting pronouncements. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of March 31, 2018, no amounts were outstanding under our Amended and Restated 2015 Line of Credit and no borrowings were made under the Amended and Restated 2015 Line of Credit during 2018. We entered into the Amendment and Restated 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the three months ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

We implemented new internal controls to address the impacts of the new revenue recognition standard on our financial statements for its adoption on January 1, 2018 and going forward. These include the development of internal controls over new accounting policies and processes based on the new revenue recognition model and the gathering of information provided for disclosures. We also implemented a new accounting system effective January 1, 2018, which includes the refinement of existing processes and development of new internal controls to improve the accuracy, timeliness, and review of our period-end close and financial reporting procedures. There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 14, 2018. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to such risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2017 our board of directors authorized the repurchase of up to $5.0 million of our common stock at prevailing market prices, from time to time during the 12 months following April 25, 2017, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. On March 14, 2018, our board of directors extended the term of the repurchase program for an additional 12 months, expiring on March 15, 2019. We fund repurchases of our common stock through a combination of cash on hand, cash generated by operations or borrowings under our Amended and Restated 2015 Line of Credit. During the three months ended March 31, 2018, we repurchased 80,000 shares at an average price of $35.82 per share for a total of $2.9 million.

The following table presents information relating to the shares repurchased during the three months ended March 31, 2018:

			Total number of	Approximate dollar
	Total		shares purchased	value of shares
	number of	Average	as part of publicly	that may yet
	shares	price paid	announced plans	be purchased under the
	purchased	per share	or programs	plans or programs
				(In thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$4,041
February 1, 2018 - February 28, 2018	—	—	—	4,041
March 1, 2018 - March 31, 2018	80,000	35.82	80,000	1,175
Total	80,000	$35.82	80,000	$1,175

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonia HealthCare Corporation, Michael Deitch, Fletcher McCusker and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Calvin Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.1
10.2*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Orsula Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.2
10.3*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Brian Adams and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.3
10.4*	First Amendment to the Tabula Rasa Healthcare, Inc. Annual Incentive Plan, dated February 26, 2018	8-K	3/2/2018	10.4
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

* Represents management contract or compensatory plan or arrangement.

** This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: May 9, 2018	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: May 9, 2018	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)