Form 10-Q
period 2018-06-30
Tabula Rasa HealthCare, Inc.
filed 2018-08-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Registrant had 20,242,892 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)	(as adjusted)*
Current assets:
Cash	$7,273	$10,430
Accounts receivable, net	21,282	17,087
Inventories	3,388	2,795
Rebates receivable	496	342
Prepaid expenses	2,744	2,253
Other current assets	3,791	2,544
Total current assets	38,974	35,451
Property and equipment, net	10,866	9,243
Software development costs, net	5,921	5,001
Goodwill	78,153	74,613
Intangible assets, net	63,159	62,736
Deferred income tax assets	2,078	—
Other assets	551	788
Total assets	$199,702	$187,832
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,083	$921
Acquisition-related contingent consideration	82,207	1,640
Accounts payable	13,718	16,218
Accrued expenses and other liabilities	11,403	8,988
Total current liabilities	108,411	27,767
Line of credit	8,000	—
Long-term debt	560	784
Long-term acquisition-related contingent consideration	—	31,789
Deferred income tax liability	—	989
Other long-term liabilities	2,551	2,615
Total liabilities	119,522	63,944

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,381,517 and 19,371,005 shares issued and 20,225,577 and 19,297,539 shares outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	150,352	144,074
Treasury stock, at cost; 155,940 and 73,466 at June 30, 2018 and December 31, 2017, respectively	(3,825)	(959)
Accumulated deficit	(66,349)	(19,229)
Total stockholders’ equity	80,180	123,888
Total liabilities and stockholders’ equity	$199,702	$187,832

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:		(as adjusted)*		(as adjusted)*
Product revenue	$27,378	$23,274	$54,558	$45,215
Service revenue	21,220	6,163	37,984	12,199
Total revenue	48,598	29,437	92,542	57,414
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	20,075	17,841	40,907	34,733
Service cost	12,335	3,127	23,167	5,890
Total cost of revenue, exclusive of depreciation and amortization	32,410	20,968	64,074	40,623
Operating expenses:
Research and development	2,922	1,291	5,135	2,510
Sales and marketing	2,314	1,314	4,316	2,544
General and administrative	6,528	5,490	12,405	11,999
Change in fair value of acquisition-related contingent consideration expense	35,283	16	48,804	37
Depreciation and amortization	3,966	1,799	8,014	3,564
Total operating expenses	51,013	9,910	78,674	20,654
Loss from operations	(34,825)	(1,441)	(50,206)	(3,863)
Other expense:
Interest expense	120	77	183	153
Total other expense	120	77	183	153
Loss before income taxes	(34,945)	(1,518)	(50,389)	(4,016)
Income tax (benefit) expense	(5,919)	165	(3,269)	260
Net loss	$(29,026)	$(1,683)	$(47,120)	$(4,276)
Net loss attributable to common stockholders, basic and diluted	$(29,026)	$(1,683)	$(47,120)	$(4,276)
Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(0.10)	$(2.50)	$(0.26)
Weighted average common shares outstanding, basic and diluted	18,956,445	16,506,585	18,873,297	16,373,413

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2018, as adjusted*	—	$—	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	—	—	(2)	—	(2)
Issuance of restricted stock	—	—	418,619	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	—	—	(80,000)	(2,866)		—	(2,866)
Net exercise of stock options	—	—	252,588	—	—	—	(18)	—	(18)
Exercise of stock options	—	—	339,305	—	—	—	2,173	—	2,173
Stock-based compensation expense	—	—	—	—	—	—	4,125	—	4,125
Net loss	—	—	—	—	—	—	—	(47,120)	(47,120)
Balance, June 30, 2018	—	$—	20,381,517	$2	(155,940)	$(3,825)	$150,352	$(66,349)	$80,180

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:		(as adjusted)*
Net loss	$(47,120)	$(4,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,014	3,564
Amortization of deferred financing costs and debt discount	41	46
Deferred taxes	(3,067)	238
Stock-based compensation	4,125	6,837
Change in fair value of acquisition-related contingent consideration	48,804	37
Other noncash items	29	12
Changes in operating assets and liabilities, net of effect from acquisition
Accounts receivable, net	(4,195)	(2,089)
Inventories	(593)	(291)
Rebates receivable	(154)	(13)
Prepaid expenses and other current assets	(1,998)	224
Other assets	196	—
Accounts payable	(2,057)	91
Accrued expenses and other liabilities	1,800	1,970
Other long-term liabilities	(64)	466
Net cash provided by operating activities	3,761	6,816

Cash flows from investing activities:
Purchases of property and equipment	(2,564)	(1,950)
Software development costs	(2,155)	(1,514)
Purchases of intangible assets	(30)	—
Acquisition of business, net of cash acquired	(6,957)	—
Net cash used in investing activities	(11,706)	(3,464)

Cash flows from financing activities:
Payments for repurchase of common stock	(2,866)	(959)
Proceeds from exercise of stock options	2,173	179
Payments for employee taxes for shares withheld	—	(2,123)
Payments for debt financing costs	(2)	(18)
Borrowings on line of credit	8,000	—
Payments of equity offering costs	(357)	(132)
Payments of contingent consideration	(1,646)	(1,498)
Repayments of long-term debt	(514)	(335)
Net cash provided by (used in) financing activities	4,788	(4,886)
Net decrease in cash	(3,157)	(1,534)
Cash, beginning of period	10,430	4,345
Cash, end of period	$7,273	$2,811

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$442	$50
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$452	$553
Cash paid for interest	$121	$106
Employee payroll taxes on net exercise of stock options included in accrued expenses	$291	$—

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through a comprehensive suite of technology-enabled products and services for medication risk management (“MRM”) and health plan management. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

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

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $7,273 as of June 30, 2018, cash flows from operations and borrowing availability under the Amended and Restated Loan and Security Agreement (as amended, the “Amended and Restated 2015 Revolving Line”) are sufficient to fund the Company's planned operations through at least September 30, 2019. See Note 11 for additional information.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenue. See Note 3 for additional information about the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. See Note 4 for additional detail about the Company’s products and service lines.

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

(f)    Cost of Service Revenue

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs.

(g)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 and has subsequently issued a number of amendments to ASU 2014-09. ASU 2014-09, as amended, represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company adopted ASU-2014-09 as of January 1, 2018 using the full retrospective method. As a result, the Company revised the consolidated balance sheets as of December 31, 2017, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2017, and related notes to the unaudited consolidated financial statements for the effects of adoption. See Note 3 for additional information.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently analyzing its leasing arrangements and evaluating the practical expedients and accounting policy elections to determine the potential impact of the adoption of this standard. The Company is also in the process of assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new standard. The Company

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

anticipates that this standard will have a material impact on the Company’s consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounts (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns such payments to nonemployees with the current accounting requirements for share-based payments to employees. ASU 2018-07 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

Health plan management services

Certain contracts for the Company’s health plan management services include fees based on the gains recognized by customers as a result of services provided. Revenue for these contracts was historically recognized when billed because the price was not fixed or determinable. Under ASU 2014-09, revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period.

Pharmacy cost management services

Data and statistics fees from drug manufacturers were previously recognized as revenue when received due to the unpredictable nature of the payment amounts and because fees were not fixed and determinable until received. Under ASU 2014-09, these fees are recognized when the data is submitted to the drug manufacturers. The fees recognized are estimated using historical data, and adjusted as necessary to reflect new information. The estimated fees are recorded as data analytics related contract assets and are included in other current assets on the consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the balance of the data analytics contract asset was $1,873 and $1,842, respectively.

Impact on financial statements

The following tables summarize the impact of the adoption of ASU 2014-09 on the previously reported consolidated balance sheets as of December 31, 2017 and consolidated statements of operations for the three and six months ended June 30, 2017. Financial statement line items that were not materially affected by the adoption of ASU 2014-09 are excluded. The adoption of ASU 2014-09 had no impact on cash provided by or used in operating, investing or financing activities in the consolidated statements of cash flows for the six months ended June 30, 2017.

	For the year ended
	December 31,
	2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Assets
Current assets:
Other current assets	$702	$1,842	$2,544
Total current assets	33,609	1,842	35,451
Total assets	$185,990	$1,842	$187,832
Liabilities and stockholders’ equity
Deferred income tax liability	$545	$444	$989
Total liabilities	63,500	444	63,944
Stockholders' equity:
Accumulated deficit	(20,627)	1,398	(19,229)
Total stockholders’ equity	122,490	1,398	123,888
Total liabilities and stockholders’ equity	$185,990	$1,842	$187,832

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017			2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Revenue:
Product revenue	$24,074	$(800)	$23,274	$46,770	$(1,555)	$45,215
Service revenue	5,582	581	6,163	10,575	1,624	12,199
Total revenue	29,656	(219)	29,437	57,345	69	57,414
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,463	(622)	17,841	35,868	(1,135)	34,733
Service cost	2,505	622	3,127	4,755	1,135	5,890
Total cost of revenue, exclusive of depreciation and amortization	20,968	—	20,968	40,623	—	40,623
Loss from operations	(1,222)	(219)	(1,441)	(3,932)	69	(3,863)
Net loss	$(1,464)	$(219)	$(1,683)	$(4,345)	$69	$(4,276)
Net loss attributable to common stockholders, basic and diluted	$(1,464)	$(219)	$(1,683)	$(4,345)	$69	$(4,276)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.01)	$(0.10)	$(0.27)	$0.01	$(0.26)

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

Product Revenue

MRM prescription fulfillment services. The Company has a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped and control has generally passed to the customer and are generally billed monthly. At the time of shipment, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

Service Revenue

MRM services. The Company provides an array of MRM services. These services include enrollment, medication regimen reviews, and software to identify high risk members as well as provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consist of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of the Company’s MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews to be completed and guarantees by the Company for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on the Company’s assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. Fees for these services are generally billed monthly.

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consist of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represent an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader health plan management services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided. Fees for these services are generally billed monthly.

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

The Company's MRM and health plan management clients consist primarily of healthcare organizations, commercial health plans, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Major service lines
MRM prescription fulfillment services	$27,378	$23,274	$54,558	$45,215
MRM services	16,659	3,229	30,354	6,388
Health plan management services	3,132	1,285	4,837	2,738
Pharmacy cost management services	1,366	1,604	2,661	2,975
Other services	63	45	132	98
	$48,598	$29,437	$92,542	$57,414

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with customers as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
	(unaudited)	(as adjusted)*
Contract assets	$3,427	$1,842
Contract liabilities	2,212	1,350

*See Note 3.

Contract assets as of June 30, 2018 consisted of $1,873 related to data analytics contract assets and $1,554 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration. Contract assets as of December 31, 2017 consisted of $1,842 related to the data analytics contract asset. Contract assets are included in other current assets on the consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional. The contract liabilities primarily relate to advance billings for prescription medications not yet fulfilled or dispensed, advance payments received for service obligations on MRM performance guaranteed contracts and unamortized setup fees on health plan management contracts. Contract liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within the prospective fiscal year.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows.

June 30,
2018
(unaudited)
Contract asset:
Contract asset, beginning of period	$1,842
Decreases due to cash received	(1,949)
Increases, excluding amounts transferred to receivables during the period	3,534
Contract asset, end of period	$3,427

Contract liability
Contract liability, beginning of period	$1,350
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,257)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,119
Contract liability, end of period	$2,212

5.     Net Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net loss per share of common stock using the treasury stock method for the three and six months ended June 30, 2018 and 2017. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017*	2018	2017*
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(29,026)	$(1,683)	$(47,120)	$(4,276)
Denominator:
Weighted average shares of common stock outstanding, basic	18,956,445	16,506,585	18,873,297	16,373,413
Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(0.10)	$(2.50)	$(0.26)

*As adjusted. See Note 3.

The following potential common shares, presented based on amounts outstanding or shares contingently issuable for the three and six months ended June 30, 2018 and 2017, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2018	2017
Stock options to purchase common stock	2,602,641	2,957,302
Unvested restricted stock	1,061,879	730,822
Contingently issuable shares	154,150	—
	3,818,670	3,688,124

6.     Acquisitions

Peak PACE Solutions

On May 1, 2018, the Company entered into an asset purchase agreement with Peak PACE Solutions, LLC (“Peak PACE”) and certain other parties thereto pursuant to which the Company acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7,719 payable upon the closing of the acquisition, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the asset purchase agreement, and (ii) contingent purchase price with a preliminary estimated acquisition-date fair value of $1,620 to be paid in cash based on the achievement of certain performance goals for the twelve-month period ended December 31, 2018. In no event is the Company obligated to pay more than $10,000 in cash purchase price for the entire transaction and a portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement.

In connection with the acquisition of Peak PACE, the Company incurred direct acquisition and integration costs of $262 during the three and six months ended June 30, 2018, which were recorded in general and administrative expenses in the consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $1,620. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 16 for additional information.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration at closing, net of post-closing adjustments	$7,563
Estimated fair value of contingent consideration	1,620
Total fair value of acquisition consideration	$9,183

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$606
Property and equipment	84
Trade name	290
Client relationships	5,220
Non-competition agreement	50
Goodwill	3,569
Total assets acquired	$9,819

Accrued expenses and other liabilities	(626)
Debt assumed	(10)
Total purchase price, including contingent consideration of $1,620	$9,183

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, client relationships, and non-competition agreements, each of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 1.5, 10, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 9.51 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Peak PACE. The fair value of the trade name was estimated using the relief from royalty method. The Company, with the assistance of a third party appraiser, derived the hypothetical royalty income from the projected revenues of Peak PACE. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company, with the assistance of a third party appraiser, used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements were estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-compete agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and is being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary customer base and service offering that will enable the Company to leverage its services with existing and new customers. The goodwill is deductible for income tax purposes.

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the consolidated statements of operations. For the three and six months ended June 30, 2018, service revenue of $1,349 and net loss of $224 from Peak PACE were included in the Company’s consolidated statements of operations.

The Company continues to evaluate the fair value of certain assets acquired and liabilities assumed related to the acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

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

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Merger Agreement; (ii) common stock consideration issued upon closing valued at $11,541; and (iii) contingent purchase price consideration with an acquisition-date estimated fair value of $38,092 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the Merger Agreement, based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. In addition, the Company is not obligated to pay more than $35,000 in cash and the Company’s common stock for the first contingent payment, or more than $130,000 for the aggregate overall closing consideration (not taking into account certain adjustments set forth in the Merger Agreement) and contingent payments. No contingent purchase price consideration was earned or paid with respect to the twelve-month period ended December 31, 2017 as a result of the applicable performance goals not being achieved. A portion of the cash merger consideration is being held in escrow to secure potential claims by the Company for indemnification under the Merger Agreement and in respect of adjustments to the acquisition consideration.

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

In connection with the acquisition of SRx, the Company incurred direct acquisition and integration costs of $1,015 during the 2017 fiscal year, which were recorded in general and administrative expenses in the consolidated statements of operations. During the three and six months ended June 30, 2018, the Company incurred an additional $30 and $61, respectively, of acquisition and integration costs related to the SRx acquisition, which were recorded in general and administrative expenses in the consolidated statements of operations.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $38,092. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 16 for additional information.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, each of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 10, 7, 7.46 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.33 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of SRx. The fair values of the trade name and technology were estimated using the relief from royalty method. The Company, with the assistance of a third party appraiser, derived the hypothetical royalty income from the projected revenues of SRx. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company, with the assistance of a third party appraiser, used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements were estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-compete agreements.

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

Revenue from SRx is primarily comprised of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three and six months ended June 30, 2018, service revenue of $12,672 and $21,934, respectively, and a net income of $1,498 and $435, respectively, from SRx were included in the Company’s consolidated statements of operations.

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

Pro forma

The unaudited pro forma results presented below include the results of the SRx and Peak PACE acquisitions as if they had been consummated as of January 1, 2017. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to certain employees of SRx and Peak PACE at the closing of the acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$49,291	$39,975	$95,139	$75,695
Net loss	(28,906)	(1,111)	(46,891)	(4,511)
Net loss per share attributable to common stockholders, basic and diluted	(1.52)	(0.07)	(2.48)	(0.27)

7.       Property and Equipment

Depreciation expense on property and equipment for the three months ended June 30, 2018 and 2017 was $881 and $439, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2018 and 2017 was $1,715 and $854, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of June 30, 2018 and December 31, 2017, capitalized software costs consisted of the following:

	June 30, 2018	December 31, 2017
Software development costs	$11,924	$9,873
Less: accumulated amortization	(6,003)	(4,872)
Software development costs, net	$5,921	$5,001

Capitalized software costs not yet subject to amortization	$1,708	$1,021

Amortization expense for the three months ended June 30, 2018 and 2017 was $445 and $411, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $1,131 and $811, respectively.

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the six months ended June 30, 2018 are as follows:

Balance at December 31, 2017	$74,613
Goodwill from 2018 acquisition	3,569
Adjustments to Goodwill	(29)
Balance at June 30, 2018	$78,153

During the six months ended June 30, 2018, the Company recorded a decrease of $29 in the acquisition date fair value of accrued expenses and other liabilities with respect to the acquisition of SRx, with a corresponding reduction in goodwill, as a result of additional information that became known during the period.

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2017 and determined that there were no indicators of impairment during 2017. The next annual impairment test will be conducted as of October 1, 2018, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the six months ended June 30, 2018.

Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2018
Trade names	8.26	$7,006	$(1,785)	$5,221
Client relationships	8.68	40,169	(7,977)	32,192
Non-competition agreements	4.99	5,454	(1,274)	4,180
Developed technology	7.38	26,791	(5,278)	21,513
Domain name	10.00	59	(6)	53
Total intangible assets		$79,479	$(16,320)	$63,159

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

Amortization expense for intangible assets for the three months ended June 30, 2018 and 2017 was $2,639 and $947, respectively. Amortization expense for intangible assets for the six months ended June 30, 2018 and 2017 was $5,167 and $1,897, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2018 (July 1 - December 31)	$5,396
2019	10,332
2020	9,831
2021	9,818
2022	9,510
Thereafter	18,272
Total estimated amortization expense	$63,159

10.       Accrued Expenses and Other Liabilities

At June 30, 2018 and December 31, 2017, accrued expenses and other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Employee related expenses	$5,373	$4,572
Contract liability	2,212	1,350
Accrued payables due to customers	1,200	1,200
Client funds obligations	867	—
Contract labor	153	463
Interest	34	13
Deferred rent	194	163
Professional fees	225	288
Income taxes payable	—	20
Other expenses	1,145	919
Total accrued expenses and other liabilities	$11,403	$8,988

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, in connection with the acquisition of SRx, the Company entered into the Amended and Restated 2015 Revolving Line whereby the Company’s revolving line of credit, entered into with Bridge Bank (now Western Alliance Bank) in 2015 and subsequently amended in July 2016, was amended to extend the maturity date to September 6, 2020, and increase the Company's borrowing availability to up to $40,000 with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Company may also request an increase in the Amended and Restated 2015 Revolving Line of up to $10,000 upon the successful syndication of such additional

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

amounts. In May 2018, the Amended and Restated 2015 Revolving Line was further amended in connection with the acquisition of Peak PACE.

Interest on the Amended and Restated 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA starting with the quarter ended December 31, 2017 and each quarter thereafter, of at least 75% of the plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of June 30, 2018, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with its covenants.

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

As of June 30, 2018, there was $8,000 outstanding under the Amended and Restated 2015 Revolving Line. As of December 31, 2017 there were no aggregate borrowings outstanding under the Amended and Restated 2015 Revolving Line. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $31,600 as of June 30, 2018.

As of June 30, 2018, the interest rate on the Amended and Restated 2015 Revolving Line was 5.07% and interest expense was $67 for the three and six months ended June 30, 2018. As of June 30, 2017, the interest rate on the Amended and Restated 2015 Revolving Line was 4.82%. No interest expense was incurred for the three and six months ended June 30, 2017 related to the Amended and Restated 2015 Revolving Line as there were no aggregate borrowings outstanding during the three and six months ended June 30, 2017. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $363. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $20 and $13 to interest expense for the three months ended June 30, 2018 and 2017, respectively, and $41 and $24 to interest expense for the six months ended June 30, 2018 and 2017, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Capital leases	$1,643	$1,705
Less current portion, net	(1,083)	(921)
Total capital leases, less current portion, net	$560	$784

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have annual interest rates ranging from 4% to 14%. Interest expense related to the capital leases was $27 and $52 for the three months ended June 30, 2018 and 2017, respectively. Interest expense related to the capital leases was $70 and $109 for the six months ended June 30, 2018 and 2017, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital leases was $1,636 and $1,918 as of June 30, 2018 and December 31, 2017, respectively, and is reflected in property and equipment on the consolidated balance sheets.

(c)    Long-Term Debt Maturities

As of June 30, 2018, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2018	$591
2019	992
2020	152
2021	4
1,739
Less amount representing interest	(96)
Present value of payments	1,643
Less current portion	(1,083)
Total long-term debt, net of current portion	$560

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of June 30, 2018 and December 31, 2017, the Company had $4,347 and $4,055, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

12.      Income Taxes

For the six months ended June 30, 2018, the Company recorded an income tax benefit of $3,269, which resulted in an effective tax rate of 6.5%. The tax benefit consists of $3,741 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. This benefit was offset by tax expense of $472 based on the estimated effective tax rate for the full year.

For the six months ended June 30, 2017, the Company recognized tax expense of $260 related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (6.5)% for the period. The Company had recorded a full valuation allowance against its deferred tax assets as of June 30, 2017. Accordingly, the year to date tax benefit was limited to the amount of the benefit that could be recognized for the full year, and the Company used the actual effective tax rate for the year to date as its best estimate to determine the Company’s tax expense for the six months ended June 30, 2017. During the third quarter of 2017, the Company determined that deferred tax liabilities related to the SRx acquisition provided sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $6,590 of its deferred tax asset valuation allowance during the third quarter of 2017.

13.      Other Long-term Liabilities

Other long term liabilities as of June 30, 2018 and December 31, 2017 consisted of $2,551 and $2,615, respectively, which represents the long-term portion of deferred rent primarily related to the Company's operating leases

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

for office space in Moorestown, NJ and office space in South Carolina dedicated to software development.

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

(b)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the three months ended June 30, 2018, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of June 30, 2018, $1,175 of common stock remained available for repurchase.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2018, in accordance with the terms of the 2016 Plan, the share reserve increased by 964,876 shares. As of June 30, 2018, 697,813 shares were available for future grants under the 2016 Plan.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The option price per share cannot be less than the fair market value of a share on the date the option was granted, and in the case of incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall not be less than 110% of the fair market value of Company stock on the date of grant. Stock option grants under the Plan generally expire 10 years from the date of grant, other than incentive stock option grants to 10% shareholders, which expire the earlier of 5 years from the date of grant, 90 days after termination, or one year after the date of death or termination due to disability. Stock options generally vest over a period of four years, with 25% of the options becoming exercisable on the one year anniversary of the commencement date and the remaining shares vesting monthly thereafter for 36 months in equal installments of 2.08% per month.

Employee Restricted Common Stock

On September 28, 2016, the Board granted 700,386 shares of restricted common stock to certain Company employees, including executive officers, under the 2014 Plan, prior to merging it with the 2016 Plan, pursuant to a special equity award pool previously approved by the Board which was made immediately prior to the effectiveness of the Company's registration statement filed in connection with the Company's IPO. The value of the grants is based on the IPO price of $12.00 per share and the related non-cash compensation expense was recognized ratably over the vesting period from the date of grant through May 31, 2017, when the shares underlying the grant were scheduled to fully vest. For the three and six months ended June 30, 2017, $2,084 and $5,159 of expense was recognized related to these grants, respectively. No expense was recognized for the three and six months ended June 30, 2018. On June 12, 2017, the Company entered into an amendment with each recipient of these grants to amend the vesting date from May 31, 2017 to May 31, 2018. On May 20, 2018, the Company entered into an additional amendment with certain recipients of these grants, which represent 604,575 shares of restricted common stock, to further amend the vesting date such that 50% of the shares will vest on May 31, 2019 and the remaining 50% of the shares will vest on January 31, 2020. As of June 30, 2018, there was no unrecognized compensation expense related to these grants.

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

On May 1, 2018, the Board granted 5,000 shares of restricted common stock to a certain non-executive employee of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $42.16 per share.

On May 7, 2018, the Board granted 10,000 shares of restricted common stock to certain non-executive employees of the Company, pursuant to the 2016 Plan, which will vest in four substantially equal annual installments over the four years following the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $42.92 per share.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

For the three and six months ended June 30, 2018, $792 and $1,520 of expense was recognized related to these employee grants, respectively. As of June 30, 2018, there was unrecognized compensation expense of $10,958 related to these employee grants.

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

On June 16, 2017, the Company granted 10,384 shares of restricted common stock to its non-employee directors, which represents the annual grants to such directors, which vested in full on June 15, 2018. The value of the grant is based on the grant date fair value of the Company’s common stock of $13.54 per share.

On October 30, 2017, the Company granted 7,788 shares of restricted common stock to a non-employee director, which represents both the initial and annual grants to such director. The initial grant will vest in three substantially equal annual installments over three years following the grant date and the annual grant vested in full on August 3, 2018. The value of the grant is based on the grant date fair value of the Company’s common stock of $26.39 per share.

On June 15, 2018, the Company granted 8,365 shares of restricted common stock to its non-employee directors, which represents the annual grants to such directors, which will vest in full on the one year anniversary of the grant date. The value of the grant is based on the grant date fair value of the Company’s common stock of $59.77 per share.

For the three months ended June 30, 2018 and 2017, $103 and $53 of expense was recognized related to these non-employee director grants, respectively. For the six months ended June 30, 2018 and 2017, $185 and $109 of expense was recognized related to these non-employee director grants, respectively. As of June 30, 2018, there was unrecognized compensation expense of $686 related to these grants.

Stock Options

The Company recorded $1,284 and $879 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $2,420 and $1,569 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the six months ended June 30, 2018 and 2017, respectively. The Company records forfeitures as they occur.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company. The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
Valuation assumptions:	2018	2017
Expected volatility	58.40%	61.00%
Expected term (years)	6.08	6.02
Risk-free interest rate	2.37%	2.24%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2018 and 2017 was $17.12 and $7.88 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2018:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2017	2,883,175	$9.26
Granted	420,250	30.44
Exercised	(623,571)	5.45
Forfeited	(77,213)	19.34
Outstanding at June 30, 2018	2,602,641	$13.29	7.4	$131,534
Options vested and expected to vest at June 30, 2018	2,602,641	$13.29	7.4	$131,534
Exercisable at June 30, 2018	1,272,469	$7.14	6.0	$72,135

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $27,946 and $11,590, respectively.

As of June 30, 2018, there was $13,139 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.50 years.

Cash received from option exercises for the six months ended June 30, 2018 and 2017 was $2,173 and $179, respectively. During the six months ended June 30, 2018, 31,678 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 284,266 stock options with a gross exercise value of $1,227. During the six months ended June 30, 2017, 362,403 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 955,812 stock options with a gross exercise value of $3,186.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 in the following expense categories of its consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue - product	$171	$126	$421	$221
Cost of revenue - service	373	69	643	112
Research and development	323	216	519	320
Sales and marketing	392	165	771	282
General and administrative	921	2,440	1,771	5,902
Total stock-based compensation expense	$2,180	$3,016	$4,125	$6,837

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

The Company has classified liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$82,207	$82,207

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2017
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,640	$1,640
Acquisition-related contingent consideration - long-term	—	—	31,789	31,789
	$—	$—	$33,429	$33,429

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

During 2018, the Company recorded a $6 adjustment to the fair value of the acquisition-related contingent consideration associated with the acquisition of Medliance LLC (“Medliance”) in 2014 and made the final $1,646 cash payment toward the Medliance acquisition-related contingent consideration. As of June 30, 2018, the Medliance contingent consideration was paid in full and no amounts are outstanding.

The SRx acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. In accordance with ASC 802, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. The contingent consideration payable is based on SRx’s EBITDA, as defined in the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to net income. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and six months ended June 30, 2018, the Company recorded a $34,872 and $48,388 adjustment, respectively, to the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization and an increase in SRx’s projected EBITDA for the year. The fair value of the SRx acquisition-related contingent consideration was calculated to be $80,177 as of June 30, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2018.

The Peak PACE acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. In accordance with ASC 802, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and six months ended June 30, 2018, the Company recorded a $410 adjustment to the fair value of the Peak PACE acquisition-related contingent consideration primarily based on an increase in the projected EBITDA used in the contingent consideration payment calculation. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $2,030 as of June 30, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2018.

The changes in fair value of the Company’s acquisition-related contingent consideration for the six months ended June 30, 2018 was as follows:

Balance at December 31, 2017	$33,429
Acquisition date fair value of Peak PACE contingent consideration	1,620
Fair value of cash consideration paid	(1,646)
Adjustments to fair value measurement	48,804
Balance at June 30, 2018	$82,207

17.     Commitments and Contingencies

(a)	Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

(b)	Letter of Credit

As of June 30, 2018 and December 31, 2017, the Company was contingently liable for $400 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. See Note 11 for additional information.

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

18.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $321 and $148 during the three months ended June 30, 2018 and 2017, respectively. The Company made contributions to participants’ accounts totaling $877 and $284 during the six months ended June 30, 2018 and 2017, respectively.

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

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through a comprehensive suite of technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide health plan management services and pharmacy cost management services, which help our clients to properly characterize a patient's acuity, or severity of health condition, and optimize the associated payments for care.

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Most of our products and services are built around our novel and proprietary MRM Matrix which enables optimization of a patient's medication regimen, involving personalizing medication selection, dosage levels, and time-of-day administration and reducing the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. We provide software-enabled solutions that can be bundled with prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix to increase adherence to a patient's optimized regimen, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients and medications are packaged to promote adherence to their patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in eight call centers throughout the U.S., is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 129,000 messages exchanged during June 2018, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2017 we were serving 170 healthcare organizations and, as of June 30, 2018, this number has grown to 182 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenue for the three and six months ended June 30, 2018 were $48.6 and $92.5 million, respectively, compared to $29.4 million and $57.4 million for the three and six months ended June 30, 2017, as adjusted, respectively. We incurred a net loss of $29.0 million and $47.1 million for the three and six months ended June 30, 2018, respectively. We incurred a net loss of $1.7 million and $4.3 million for the three and six months ended June 30, 2017, as adjusted, respectively. Our Adjusted EBITDA for the three and six months ended June 30, 2018 was $7.3 million and $11.6 million, respectively, compared to $3.4 million and $6.7 million for the three and six months ended June 30, 2017. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our expansion beyond the PACE and post-acute markets to other at-risk providers and payors. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

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

	Three Months Ended
	June 30,		Change
	2018	2017*	$	%
	(Dollars in thousands)
Revenues	$48,598	$29,437	$19,161	65%
Net loss	(29,026)	(1,683)	(27,343)	nm
Adjusted EBITDA	7,269	3,402	3,867	114

	Six Months Ended
	June 30,		Change
	2018	2017*	$	%
	(Dollars in thousands)
Revenues	$92,542	$57,414	$35,128	61%
Net loss	(47,120)	(4,276)	(42,844)	nm
Adjusted EBITDA	11,566	6,670	4,896	73

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

Client retention rate

We monitor our client retention rate as a measure of our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 95% for 2017.

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

Recent Developments

Common Stock Offering

On December 8, 2017, we closed an underwritten public offering of 1,350,000 shares of our common stock, par value $0.0001 per share, at an issuance price of $27.50 per share, or $25.85 per share after deducting underwriting discounts and commissions. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The net proceeds were used to repay outstanding indebtedness under our Amended and Restated Loan and Security Agreement, as amended, which we refer to as the Amended and Restated 2015 Revolving Line during 2017.

Acquisitions

On May 1, 2018, we entered into an asset purchase agreement with Peak PACE Solutions, LLC, or Peak PACE, and certain other parties thereto pursuant to which we acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7.7 million payable upon the closing of the acquisition, subject to certain customary post-closing adjustments pursuant to the terms and subject to the conditions contained in the asset purchase agreement and (ii) contingent purchase price with a preliminary estimated fair value of $1.6 million to be paid in cash based on the achievement of certain performance goals for the twelve-month period ended December 31, 2018. In no event are we obligated to pay more than $10.0 million in cash purchase price for the entire transaction and a portion of the cash consideration paid at closing is being held in escrow to secure potential claims by us for indemnification under the agreement.

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of medication therapy management technology and services for Medicare, Medicaid, and commercial health plans. This service offering falls under our MRM services. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of $10.0 million worth of our common stock, or 520,821 shares, calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 20 trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market; and (iii) contingent purchase price consideration with an estimated acquisition date fair value of $38.1 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by us for indemnification under the agreement. No contingent purchase price consideration was earned or paid with respect to the twelve-month period ended December 31, 2017 as a result of the applicable performance goals not being achieved.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets and liabilities acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended and Restated 2015 Revolving Line, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015 and amended on July 1, 2016. The Amended and Restated 2015 Revolving Line provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Revolving Line by up to $10.0 million upon the successful syndication of such additional amounts. As of June 30, 2018, there was $8.0 million outstanding under the

Amended and Restated 2015 Revolving Line. See "Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Revolving Line. In May 2018, the Amended and Restated 2015 Revolving Line was further amended in connection with the acquisition of Peak PACE.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended June 30, 2018 and 2017, product sales represented 56% and 79% of our total revenue, respectively, and service revenue represented 44% and 21% of our total revenue, respectively. For the six months ended June 30, 2018 and 2017, product sales represented 59% and 79% of our total revenue, respectively, and service revenue represented 41% and 21% of our total revenue, respectively.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped to the customer. At the time of shipment, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

Service Revenue

MRM services. We provide an array of medication risk management services. These services include enrollment, medication regimen reviews, and software to identify high risk members as well as provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consist of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews to be completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period.

Health plan management services.We have a stand ready obligation to provide risk adjustment services and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligation primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represents an upfront fee to the client to compensate us for our effort to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader health plan management services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided.

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

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended June 30, 2018 and 2017, prescription medication costs represented 79% and 78% of our total product costs, respectively. For the six months ended June 30, 2018 and 2017, prescription medication costs represented 79% and 78% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to our MRM services which primarily consist of labor costs, outside contractors, and expenses related to supporting our technology platform. In addition, cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including compensation, benefits and stock-based compensation for employees who are responsible for management information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue:		(as adjusted)*				(as adjusted)*
Product revenue	$27,378	$23,274	$4,104	18%	$54,558	$45,215	$9,343	21%
Service revenue	21,220	6,163	15,057	244	37,984	12,199	25,785	211
Total revenue	48,598	29,437	19,161	65	92,542	57,414	35,128	61
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	20,075	17,841	2,234	13	40,907	34,733	6,174	18
Service cost	12,335	3,127	9,208	294	23,167	5,890	17,277	293
Total cost of revenue, exclusive of depreciation and amortization	32,410	20,968	11,442	55	64,074	40,623	23,451	58
Operating expenses:
Research and development	2,922	1,291	1,631	126	5,135	2,510	2,625	105
Sales and marketing	2,314	1,314	1,000	76	4,316	2,544	1,772	70
General and administrative	6,528	5,490	1,038	19	12,405	11,999	406	3
Change in fair value of acquisition-related contingent consideration expense	35,283	16	35,267	nm	48,804	37	48,767	nm
Depreciation and amortization	3,966	1,799	2,167	120	8,014	3,564	4,450	125
Total operating expenses	51,013	9,910	41,103	415	78,674	20,654	58,020	281
Loss from operations	(34,825)	(1,441)	(33,384)	nm	(50,206)	(3,863)	(46,343)	nm
Other expense:
Interest expense	120	77	43	56	183	153	30	20
Total other expense	120	77	43	56	183	153	30	20
Loss before income taxes	(34,945)	(1,518)	(33,427)	nm	(50,389)	(4,016)	(46,373)	nm
Income tax (benefit) expense	(5,919)	165	(6,084)	nm	(3,269)	260	(3,529)	nm
Net loss	$(29,026)	$(1,683)	$(27,343)	nm	$(47,120)	$(4,276)	$(42,844)	nm

nm = not meaningful

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2018 and 2017

Product Revenue

Product revenue increased $4.1 million, or 18%, from $23.3 million for the three months ended June 30, 2017 to $27.4 million for the comparable period in 2018. The increase was primarily driven by organic growth in our MRM prescription fulfillment services, which represented approximately $2.8 million of the increase. Of that $2.8 million increase, approximately $1.7 million was attributable to new customers acquired period over period, while the remaining $1.1 million was attributable to increased prescription fulfillment volume from an increase in patients served at our existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $1.3 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $15.0 million, or 244%, from $6.2 million for the three months ended June 30, 2017 to $21.2 million for the three months ended June 30, 2018. The increase in service revenue was primarily due to an increase in MRM services, which was attributable to $12.7 million of revenues generated by the acquisition of SRx, the majority of which relate to fees for comprehensive medication reviews. MRM service revenue also increased by $758 thousand due to expanded services offered to existing clients and growth related to the expansion of existing MRM clients and the addition of a new customer compared to prior period. Revenue from health plan management services increased $1.8 million, of which the acquisition of Peak PACE contributed $1.3 million and $497 thousand was primarily related to new health plan management clients brought on since June 30, 2017. The increase in service revenue was partially offset by a decrease of $238 thousand in our pharmacy cost management services, which was primarily due to a reduction in the manufacturer fees related to the sale of medication utilization data.

Cost of Product Revenue

Cost of product revenue increased $2.2 million, or 13%, from $17.8 million for the three months ended June 30, 2017 to $20.1 million for the comparable period in 2018. This increase was largely driven by increased prescription volume as a result of an increase in the number of patients served at our existing customers, which contributed approximately $1.7 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $242 thousand to the overall increase in the cost of product revenue. Distribution charges also increased $219 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase is primarily attributable to an increase in personnel costs due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Cost of Service Revenue

Cost of service revenue increased $9.2 million, or 294%, from $3.1 million for the three months ended June 30, 2017 to $12.3 million for the three months ended June 30, 2018. The acquisition of SRx contributed approximately $7.0 million to the increase in MRM services costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding costs attributable to SRx, increased $1.0 million due to additional labor costs from added headcount to support our other MRM services provided to healthcare organizations.

Costs related to our health plan management services increased a total of $1.2 million of which $791 thousand was attributable primarily to an increase in employee compensation costs and software licenses to support our third party administration services as a result of our acquisition of Peak PACE. An increase in risk adjustment services costs of $436 thousand primarily related to increased employee compensation and related costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees accounted for the remainder of the increase in health plan management services costs.

Research and Development Expenses

Research and development expenses increased $1.6 million, or 126%, from $1.3 million for the three months ended June 30, 2017 to $2.9 million for the comparable period in 2018. The increase was primarily due to the acquisition of SRx, which contributed approximately $949 thousand to the increase and consisted primarily of employee compensation costs and funded research. In addition, payroll and payroll-related costs, excluding costs attributable to SRx, increased approximately $508 thousand primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.0 million, or 76%, from $1.3 million for the three months ended June 30, 2017 to $2.3 million for the comparable period in 2018. Excluding costs attributable to SRx, the increase in sales and marketing expense was primarily due to a $432 thousand increase in personnel costs related to an increase in stock compensation expenses, added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The acquisitions of SRx and Peak PACE contributed $388 thousand to the increase which primarily included employee compensation costs. The remaining $179 thousand increase in sales and marketing expenses was primarily due to an increase in consulting and public relations costs.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 19%, from $5.5 million for the three months ended June 30, 2017 to $6.5 million for the comparable period in 2018. The acquisition of SRx contributed $1.5 million to the increase in expenses, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities. The acquisition of Peak PACE contributed $203 thousand to the increase which was comprised primarily of employee compensation costs and stock compensation costs. Excluding costs related to SRx and Peak PACE, general and administrative expenses decreased by approximately $658 thousand. The decrease was primarily attributable to a decrease in stock compensation costs of $1.5 million primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016 and that were fully expensed during 2017. That decrease was offset by increases in employee compensation costs, excluding stock compensation costs, of $583 thousand primarily due to an increase in headcount to support the overall growth of our operations and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, we incurred acquisition-related costs of $176 thousand during the three months ended June 30, 2018 and no acquisition-related costs in the prior period.

Acquisition-related Contingent Consideration Expense

During the three months ended June 30, 2018 and 2017, there was a $35.3 million and a $16 thousand charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities. Of the total charge during 2018, $34.9 million related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of SRx and $410 thousand related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of Peak PACE.

The $34.9 million adjustment to the fair value of the SRx acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in our market capitalization and an increase in SRx’s projected EBITDA for the year. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income or loss. We expect that these remeasurements could result in significant gains or losses on a quarterly basis through December 31, 2018, after which time the contingent consideration payable will be known. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. As of June 30, 2018, the SRx contingent consideration liability was $80.2 million with the potential for up to an additional $4.8 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. Any decreases in the contingent amount will be recorded as GAAP net income.

The $410 thousand adjustment to the fair value of the Peak PACE acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA used in the contingent consideration payment calculation. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in asset purchase agreement, multiplied by an EBITDA multiple. As of June 30, 2018, the Peak PACE contingent consideration liability was $2.0 million, with the potential for up to an additional $407 thousand to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.2 million, or 120%, from $1.8 million for the three months ended June 30, 2017 to $4.0 million for the comparable period in 2018. This increase was primarily due to a $1.7 million increase in amortization expense of intangible assets acquired from SRx and Peak PACE. Depreciation expense also increased by $441 thousand, of which $257 thousand related to property and equipment acquired from SRx and Peak PACE. The remaining increase in depreciation expense was primarily due to leasehold improvements and equipment purchases at our new office space in South Carolina and continued growth at our headquarters, including pharmacy equipment purchases. The increase in amortization expense was also due to a $35 thousand increase in the amortization of capitalized software related to new software functionality placed into service since June 30, 2017.

Interest Expense

Interest expense increased $43 thousand, or 56%, from $77 thousand for the three months ended June 30, 2017 to $120 thousand for the three months ended June 30, 2018 primarily due to interest on the Amended and Restated 2015 Revolving Line, which was drawn upon in May 2018 in connection with the Peak PACE acquisition. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the three months ended June 30, 2018, we recorded an income tax benefit of $5.9 million, which resulted in an effective tax rate of 16.9%. Windfall tax benefits related to share-based awards contributed approximately $2.7 million to the recognized tax benefit while the remainder was driven by a reduction in the overall expected effective tax rate for the full fiscal year due to a decrease in projected pre-tax income for the year.

For the three months ended June 30, 2017, we recorded tax expense of $165 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (10.9)%, as adjusted, for the period. We recorded a full valuation allowance against our deferred tax assets as of June 30, 2017. Accordingly, the year to date tax benefit was limited to the amount of the benefit that can be recognized for the full year, and we used the actual effective tax rate for the year to date as our best estimate to determine our tax expense for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Product Revenue

Product revenue increased $9.3 million, or 21%, from $45.2 million for the six months ended June 30, 2017 to $54.6 million for the comparable period in 2018. The increase was primarily driven by organic growth in medication risk management, which represented approximately $6.2 million of the increase. Of that $6.2 million increase, approximately $3.3 million was attributable to new customers acquired period over period, while the remaining $2.9 million was attributable to increased prescription fulfillment volume from an increase in patients served at our existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $3.1 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $25.8 million, or 211%, from $12.2 million for the six months ended June 30, 2017 to $38.0 million for the six months ended June 30, 2018. The increase in MRM services was primarily due to $21.9 million of revenues generated by the acquisition of SRx, the majority of which relate to fees for comprehensive medication reviews. MRM service revenue also increased due to expanded services offered to existing clients, which consisted of a fixed fee opioid project that contributed $444 thousand to the favorable variance, and growth related to the expansion of existing MRM clients and the addition of a new customer compared to prior period added $758 thousand. Revenue from health plan management services increased $2.1 million, of which the acquisition of Peak PACE contributed $1.3 million and $749 thousand was primarily related to health plan management services clients brought on since June 30, 2017.

Cost of Product Revenue

Cost of product revenue increased $6.2 million, or 18%, from $34.7 million for the six months ended June 30, 2017 to $40.9 million for the comparable period in 2018. This increase was largely driven by increased volume of revenue as a result of an increase in the number of patients served at our existing customers, which contributed approximately $3.7 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.7 million to the overall increase in the cost of product revenue. Distribution charges represented $412 thousand of the increase related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase is primarily attributable to an increase in personnel costs due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Cost of Service Revenue

Cost of service revenue increased $17.3 million, or 293%, from $5.9 million for the six months ended June 30, 2017 to $23.2 million for the six months ended June 30, 2018. The acquisition of SRx contributed approximately $13.6 million to the increase in MRM services costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding costs attributable to SRx, increased $1.9 million due to additional labor costs from added headcount to support our other MRM services provided to healthcare organizations.

Costs related to our health plan management services increased a total of $1.6 million of which $791 thousand was primarily attributable to an increase in employee compensation costs and software licenses to support our third party administration services as a result of our acquisition of Peak PACE. An increase in risk adjustment services costs of $801 thousand primarily related to increased employee compensation and related costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees accounted for the remainder of the increase in health plan management services costs.

Research and Development Expenses

Research and development expenses increased $2.6 million, or 105%, from $2.5 million for the six months ended June 30, 2017 to $5.1 million for the comparable period in 2018. The increase was primarily due to the acquisition of SRx, which contributed approximately $1.6 million to the increase and consisted primarily of employee compensation costs and funded research. In addition, payroll and payroll-related costs, excluding costs attributable to SRx, increased approximately $751 thousand primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.8 million, or 70%, from $2.5 million for the six months ended June 30, 2017 to $4.3 million for the comparable period in 2018. The increase in sales and marketing expense was primarily due to an $881 thousand increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The acquisitions of SRx and Peak PACE contributed $624 thousand to the increase which primarily included employee compensation costs. Public relations costs increased $123 thousand and the remaining increase was primarily attributable to an increase in conference and other travel expenses.

General and Administrative Expenses

General and administrative expenses increased $406 thousand, or 3%, from $12.0 million for the six months ended June 30, 2017 to $12.4 million for the comparable period in 2018. The acquisition of SRx contributed $2.8 million to the increase in expenses, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities. The acquisition of Peak PACE contributed $203 thousand to the increase which were comprised primarily of employee compensation costs and stock compensation costs. Excluding costs attributable to SRx and Peak PACE, general and administrative expenses decreased by approximately $2.6 million. The decrease was primarily due to a decrease in stock compensation costs of $4.4 million related to shares of restricted common stock that were granted to certain employees on September 28, 2016 and that were fully expensed during 2017. That decrease was offset by increases in employee compensation costs, excluding stock compensation costs, of $933 thousand primarily due to an increase in headcount to support the overall growth of our operations and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, we incurred acquisition-related costs of $340 thousand during 2018 that were not incurred during 2017.

Acquisition-related Contingent Consideration Expense

During the six months ended June 30, 2018 and 2017, there was a $48.8 million and a $37 thousand charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities. Of the total charge during 2018, $48.4 million related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of SRx, $410 thousand related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of Peak PACE, and $6 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance LLC, or Medliance.

The $48.4 million adjustment to the fair value of the SRx acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in our market capitalization and an increase in SRx’s projected EBITDA for the year. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income or loss. We expect that these remeasurements could result in significant gains or losses on a quarterly basis through

December 31, 2018, after which time the contingent consideration payable will be known. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. As of June 30, 2018, the SRx contingent consideration liability was $80.2 million with the potential for up to an additional $4.8 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. Any decreases in the contingent amount will be recorded as GAAP net income.

The $410 thousand adjustment to the fair value of the Peak PACE acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA used in the contingent consideration payment calculation. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in asset purchase agreement, multiplied by an EBITDA multiple. As of June 30, 2018, the Peak PACE contingent consideration liability was $2.0 million with the potential for up to an additional $407 thousand to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss.

During the first quarter of 2018, the final payment related to the Medliance acquisition-related contingent consideration was paid in full. The $37 thousand charge in the six months ended June 30, 2017 related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.5 million, or 125%, from $3.6 million for the six months ended June 30, 2017 to $8.0 million for the comparable period in 2018. This increase was primarily due to a $3.3 million increase in amortization expense of intangible assets acquired from SRx and Peak PACE. Depreciation expense also increased by $860 thousand, of which $505 thousand related to property and equipment acquired from SRx and Peak PACE. The remaining increase in depreciation expense was primarily due to leasehold improvements and equipment purchases at our new office space in South Carolina and continued growth at our headquarters, including pharmacy equipment purchases. The increase in amortization expense was also due to a $320 thousand increase in the amortization of capitalized software related to new software functionality placed into service since June 30, 2017.

Interest Expense

Interest expense increased $30 thousand, or 20%, from $153 thousand for the six months ended June 30, 2017 to $183 thousand for the six months ended June 30, 2018 primarily due to interest on the Amended and Restated 2015 Revolving Line, which was drawn upon in May 2018 in connection with the Peak PACE acquisition. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the six months ended June 30, 2018, we recorded an income tax benefit of $3.3 million, which resulted in an effective tax rate of 6.5%. The tax benefit consists of $3.7 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. This benefit was offset by tax expense of $472 thousand based on the estimated effective tax rate for the full year.

For the six months ended June 30, 2017, we recognized tax expense of $260 thousand related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (6.5)% for the period. We had recorded a full valuation allowance against our deferred tax assets as of June 30, 2017. Accordingly, the year to date tax benefit was limited to the amount of the benefit that could be recognized for the full year, and we used the actual effective tax rate for the year to date as its best estimate to determine our tax expense for the six months ended June 30, 2017.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, severance expense related to the termination of two members of senior management, acquisition-related expense, payroll tax expense related to stock option exercises and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations

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

•	Adjusted EBITDA does not reflect cash interest income or expense;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•	Adjusted EBITDA does not reflect severance related payments related to the termination of two members of senior management; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)*		(as adjusted)*
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(29,026)	$(1,683)	$(47,120)	$(4,276)
Add:
Interest expense	120	77	183	153
Income tax (benefit) expense	(5,919)	165	(3,269)	260
Depreciation and amortization	3,966	1,799	8,014	3,564
Change in fair value of acquisition-related contingent consideration expense	35,283	16	48,804	37
Severance expense	390	—	390	—
Acquisition-related expense	176	—	340	—
Payroll tax expense related to stock option exercises	99	12	99	95
Stock-based compensation expense	2,180	3,016	4,125	6,837
Adjusted EBITDA	$7,269	$3,402	$11,566	$6,670

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as loss attributable to common stockholders before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, acquisition-related expense, payroll tax expense related to stock option exercises, stock-based compensation expense, severance expense related to the termination of two members of senior management, and the tax impact of those items, as well as adjustments for tax benefits related to the recognition of tax windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share attributable to common shareholders to Adjusted Diluted EPS
GAAP net loss attributable to common stockholders, basic and diluted, and net loss per share attributable to common stockholders, basic and diluted	$(29,026)	$(1.53)	$(1,683)	$(0.10)	$(47,120)	$(2.50)	$(4,276)	$(0.26)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	35,283		16		48,804		37
Amortization of acquired intangibles	2,639		947		5,167		1,897
Acquisition-related expense	176		—		340		—
Payroll tax expense on stock option exercises	99		12		99		95
Stock-based compensation expense	2,180		3,016		4,125		6,837
Severance expense	390				390		—
Impact to income taxes (1)	(7,360)		(761)		(5,405)		(1,556)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$4,381	$0.20	$1,547	$0.08	$6,400	$0.30	$3,034	$0.17

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	18,956,445	16,506,585	18,873,297	16,373,413
Adjustments:
Weighted average dilutive effect of stock options	1,674,094	1,190,161	1,615,991	1,344,361
Weighted average dilutive effect of common shares from stock warrants	—	8,551	—	18,662
Weighted average dilutive effect of restricted stock	851,287	651,448	820,792	556,459
Weighted average dilutive effect of contingent shares	77,075	—	38,538	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	21,558,901	18,356,745	21,348,618	18,292,895

Liquidity and Capital Resources

We incurred a net loss of $47.1 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At June 30, 2018, we had cash of $7.3 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$3,761	$6,816
Net cash used in investing activities	(11,706)	(3,464)
Net cash provided by (used in) financing activities	4,788	(4,886)
Net decrease in cash	$(3,157)	$(1,534)

Operating Activities

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2018 and consisted primarily of our net loss of $47.1 million and changes in our operating assets and liabilities totaling $7.1 million, offset by the addition of noncash items of $57.9 million. The noncash items primarily included $48.8 million related to the change in the fair value of the acquisition-related contingent consideration, $8.0 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $4.1 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018, partially offset by a change in deferred taxes of $3.1 million. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx acquisition and a decrease in accounts payable.

Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2017 and consisted primarily of our net loss of $4.3 million offset by the addition of noncash items of $10.7 million and by changes in our operating assets and liabilities totaling $358 thousand. The noncash items primarily included $3.6 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $6.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of June 30, 2017, and an increase in other long-term liabilities due to cash allowances we received for leasehold improvements related to our new space in South Carolina dedicated to software development, which we began to occupy in June 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM Service Contracts.

Investing Activities

Net cash used in investing activities was $11.7 million for the six months ended June 30, 2018 and $3.5 million for the six months ended June 30, 2017. Net cash used in investing activities for the six months ended June 30, 2018 reflected $7.0 million paid in connection with the acquisition of Peak PACE, net of cash acquired. In addition, net cash used in investing activities also consisted of $2.6 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of new pharmacy dispensing equipment, equipment and improvements for our new office space in Tucson, Arizona for SRx and improvements for space in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. Net cash used in investing activities also consisted of $2.2 million in software development costs and $30 thousand for the purchase of a domain name.

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

Financing Activities

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $4.9 million for the six months ended June 30, 2017. Financing activities for the six months ended June 30, 2018 primarily reflected borrowings of $8.0 million on the Amended and Restated 2015 Revolving Line to fund the acquisition of Peak PACE and $2.2 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2018 was partially offset by $2.9 million in payments for the repurchase of common stock, a $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $514 thousand in payments of long-term debt, and $357 thousand in payments for costs associated with our common stock offering completed in December 2017.

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

Funding Requirements

We had an accumulated deficit of $66.3 million as of June 30, 2018. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $7.3 million as of June 30, 2018, borrowing capacity under our Amended and Restated 2015 Revolving Line and cash flows from continuing operations will be sufficient to fund our planned operations through at least September 30, 2019. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Revolving Line whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and amended on July 1, 2016. The Amended and Restated 2015 Revolving Line provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Revolving Line by up to $10.0 million upon the successful syndication of such additional amounts. Amounts outstanding under the Amended and Restated 2015 Revolving Line bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Revolving Line has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of June 30, 2018, there was $8.0 million outstanding under the Amended and Restated 2015 Revolving Line. We are also contingently liable for $400 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Revolving Line. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $31.6 million. In May 2018, the Amended and Restated 2015 Revolving Line was further amended in connection with the acquisition of Peak PACE.

The Amended and Restated 2015 Revolving Line contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Revolving Line also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Revolving Line contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Revolving Line provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of June 30, 2018, we were in compliance with all covenants related to the Amended and Restated 2015 Revolving Line and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Except as described in Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and six months ended June 30, 2018, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, aggregate borrowings of $8.0 million were outstanding under our Amended and Restated 2015 Revolving Line. We entered into the Amended and Restated 2015 Revolving Line to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point interest in interest rates would result in an approximately $14 thousand increase to our interest expense for the six months ended June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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
10.1

Loan and Security Modification Agreement, dated May 1, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc. and Western Alliance Bank

X
31.1

Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1**

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

TABULA RASA HEALTHCARE, INC.

Date: August 8, 2018	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2018	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)