Form 10-Q
period 2018-09-30
Tabula Rasa HealthCare, Inc.
filed 2018-11-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37888

Tabula Rasa HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	46-5726437 (I.R.S. Employer Identification No.)
228 Strawbridge Drive, Suite 100 Moorestown, NJ 08057 (Address of Principal Executive Offices, including Zip Code)	(866) 648 - 2767 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the Registrant had 20,465,936 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)	(as adjusted)*
Current assets:
Cash	$13,947	$10,430
Accounts receivable, net	25,020	17,087
Inventories	3,613	2,795
Rebates receivable	242	342
Prepaid expenses	2,469	2,253
Other current assets	7,269	2,544
Total current assets	52,560	35,451
Property and equipment, net	11,025	9,243
Software development costs, net	6,861	5,001
Goodwill	90,919	74,613
Intangible assets, net	68,677	62,736
Deferred income tax assets	3,938	—
Other assets	556	788
Total assets	$234,536	$187,832
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$1,028	$921
Acquisition-related contingent consideration ($35,929 payable in common stock as of September 30, 2018)	73,788	1,640
Accounts payable	10,553	16,218
Accrued expenses and other liabilities	21,945	8,988
Total current liabilities	107,314	27,767
Line of credit	26,500	—
Long-term debt	340	784
Long-term acquisition-related contingent consideration	—	31,789
Deferred income tax liability	—	989
Other long-term liabilities	2,785	2,615
Total liabilities	136,939	63,944

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,512,499 and 19,371,005 shares issued and 20,356,559 and 19,297,539 shares outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	157,353	144,074
Treasury stock, at cost; 155,940 and 73,466 at September 30, 2018 and December 31, 2017, respectively	(3,825)	(959)
Accumulated deficit	(55,933)	(19,229)
Total stockholders’ equity	97,597	123,888
Total liabilities and stockholders’ equity	$234,536	$187,832

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:		(as adjusted)*		(as adjusted)*
Product revenue	$28,045	$23,780	$82,603	$68,995
Service revenue	26,373	8,951	64,357	21,150
Total revenue	54,418	32,731	146,960	90,145
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	21,100	18,418	62,007	53,151
Service cost	13,958	5,047	37,125	10,937
Total cost of revenue, exclusive of depreciation and amortization	35,058	23,465	99,132	64,088
Operating expenses:
Research and development	3,380	1,527	8,515	4,037
Sales and marketing	2,669	1,325	6,985	3,869
General and administrative	7,824	4,098	20,229	16,097
Change in fair value of acquisition-related contingent consideration (income) expense	(8,419)	923	40,385	960
Depreciation and amortization	4,096	2,166	12,110	5,730
Total operating expenses	9,550	10,039	88,224	30,693
Income (loss) from operations	9,810	(773)	(40,396)	(4,636)
Other expense:
Interest expense	232	174	415	327
Total other expense	232	174	415	327
Income (loss) before income taxes	9,578	(947)	(40,811)	(4,963)
Income tax (benefit) expense	(838)	(7,112)	(4,107)	(6,852)
Net income (loss)	$10,416	$6,165	$(36,704)	$1,889
Net income (loss) attributable to common stockholders:
Basic	$10,416	$6,165	$(36,704)	$1,889
Diluted	$10,416	$6,165	$(36,704)	$1,889
Net income (loss) per share attributable to common stockholders:
Basic	$0.54	$0.37	$(1.93)	$0.11
Diluted	$0.47	$0.33	$(1.93)	$0.10
Weighted average common shares outstanding:
Basic	19,217,623	16,699,102	18,989,334	16,483,169
Diluted	22,288,873	18,646,031	18,989,334	18,411,800

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2018, as adjusted*	—	$—	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	—	—	(9)	—	(9)
Issuance of common stock in connection with acquisition	—	—	45,561	—	—	—	3,595	—	3,595
Issuance of restricted stock	—	—	433,459	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	—	—	(80,000)	(2,866)		—	(2,866)
Net exercise of stock options	—	—	258,289	—	—	—	(18)	—	(18)
Exercise of stock options	—	—	404,185	—	—	—	2,590	—	2,590
Stock-based compensation expense	—	—	—	—	—	—	7,121	—	7,121
Net loss	—	—	—	—	—	—	—	(36,704)	(36,704)
Balance, September 30, 2018	—	$—	20,512,499	$2	(155,940)	$(3,825)	$157,353	$(55,933)	$97,597

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:		(as adjusted)*
Net (loss) income	$(36,704)	$1,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,110	5,730
Amortization of deferred financing costs and debt discount	66	72
Deferred taxes	(4,536)	(7,144)
Stock-based compensation	7,121	7,776
Change in fair value of acquisition-related contingent consideration	40,385	960
Other noncash items	51	17
Changes in operating assets and liabilities, net of effect from acquisitions
Accounts receivable, net	(7,035)	(1,359)
Inventories	(818)	130
Rebates receivable	100	(30)
Prepaid expenses and other current assets	(5,015)	(18)
Other assets	267	(58)
Accounts payable	(5,163)	29
Accrued expenses and other liabilities	8,421	3,274
Other long-term liabilities	(7)	432
Net cash provided by operating activities	9,243	11,700

Cash flows from investing activities:
Purchases of property and equipment	(3,484)	(2,618)
Software development costs	(3,564)	(2,223)
Purchases of intangible assets	(29)	—
Acquisition of business, net of cash acquired	(21,981)	(34,452)
Net cash used in investing activities	(29,058)	(39,293)

Cash flows from financing activities:
Payments for repurchase of common stock	(2,866)	(959)
Proceeds from exercise of stock options	2,590	194
Payments for employee taxes for shares withheld	—	(2,123)
Payments for debt financing costs	(103)	(220)
Borrowings on line of credit	26,500	35,342
Repayments of line of credit	—	(342)
Payments of acquisition-related consideration	—	(550)
Payments of equity offering costs	(364)	(132)
Payments of contingent consideration	(1,646)	(1,498)
Repayments of long-term debt	(779)	(525)
Net cash provided by financing activities	23,332	29,187
Net increase in cash	3,517	1,594
Cash, beginning of period	10,430	4,345
Cash, end of period	$13,947	$5,939

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$442	$—
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$390	$50
Deferred offering costs included in accounts payable	$—	$46
Cash paid for interest	$251	$146
Employee payroll taxes on exercise of stock options included in accrued expenses	$348	$—
Stock issued in connection with acquisition	$3,595	$11,541

*See Note 3 to accompanying notes to unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through a comprehensive suite of technology-enabled products and services for medication risk management (“MRM”) and to support health plan management. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

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

(a)    Basis of Presentation

              The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary for the fair statement of the Company's interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report as filed on Form 10-K.

(b)    Liquidity

              The Company's unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Management believes that the Company's cash on hand of $13,947 as of September 30, 2018, cash flows from operations and borrowing availability under the Amended and Restated Loan and Security Agreement (as amended, the “Amended and Restated 2015 Revolving Line”) are sufficient to fund the Company's planned operations through at least December 31, 2019. See Note 11 for additional information. As of the date of this filing, the Company is in the process of evaluating potential refinancing options in order to increase its borrowing capacity. There are no assurances that the Company will be successful in refinancing its borrowing capacity on terms acceptable to the Company, if at all.

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

(d)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. See Note 3 for additional information about the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). See Note 4 for additional detail about the Company’s products and service lines.

(e)    Cost of Product Revenue

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription drugs as part of the Company’s MRM offerings. Costs consist primarily of the purchase price of the prescription drugs the Company dispenses, expenses to package, dispense and distribute prescription drugs, and expenses associated with the Company's prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of the Company’s technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. The Company allocates miscellaneous overhead costs among functions based on employee headcount.

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

(g)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, and has subsequently issued a number of amendments to ASU 2014-09. ASU 2014-09, as amended, represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period. The Company adopted ASU-2014-09 as of January 1, 2018 using the full retrospective method. As a result, the Company revised the consolidated balance sheets as of December 31, 2017, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2017, and related notes to the unaudited consolidated financial statements for the effects of adoption. See Note 3 for additional information.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") and has subsequently issued a number of amendments to ASU 2016-02. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently analyzing its leasing arrangements and evaluating the practical expedients and accounting policy elections to determine the potential impact of the adoption of this standard. The Company is also in the process of assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance, with the new standard. The Company anticipates that this standard will

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

have a material impact on the Company’s consolidated financial statements, as all long-term leases will be capitalized on the consolidated balance sheet.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company believes the adoption of ASU 2017-04 will not have a material effect on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounts (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns such payments to nonemployees with the current accounting requirements for share-based payments to employees. ASU 2018-07 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt ASU 2018-07 as of September 30, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

incurred in a hosting arrangement that is a service contract with the requirements for capitalization implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

MRM services

Per member per month fees bundled with prescription fulfillment services fees in the Company’s MRM contracts were previously classified as product revenue. Under ASU 2014-09, the per member per month fees are classified as service revenue and based on relative stand-alone selling prices. The Company continues to recognize the per member per month fees as the services are provided.

Health plan management services

Certain contracts for the Company’s health plan management services include fees based on the gains recognized by clients as a result of services provided. Revenue for these contracts was historically recognized when billed because the price was not fixed or determinable. Under ASU 2014-09, revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period.

Pharmacy cost management services

Data and statistics fees from drug manufacturers were previously recognized as revenue when received due to the unpredictable nature of the payment amounts and because fees were not fixed and determinable until received. Under ASU 2014-09, these fees are recognized when the data is submitted to the drug manufacturers. The fees recognized are estimated using historical data, and adjusted as necessary to reflect new information. The estimated fees are recorded as data analytics related contract assets and are included in other current assets on the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the balance of the data analytics contract asset was $4,732 and $1,842, respectively.

Impact on financial statements

The following tables summarize the impact of the adoption of ASU 2014-09 on the previously reported consolidated balance sheets as of December 31, 2017 and consolidated statements of operations for the three and nine months ended September 30, 2017. Financial statement line items that were not materially affected by the adoption of ASU 2014-09 are excluded. The adoption of ASU 2014-09 had no impact on cash provided by or used in operating, investing or financing activities in the consolidated statements of cash flows for the nine months ended September 30, 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	For the year ended
	December 31,
	2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Assets
Current assets:
Other current assets	$702	$1,842	$2,544
Total current assets	33,609	1,842	35,451
Total assets	$185,990	$1,842	$187,832
Liabilities and stockholders’ equity
Deferred income tax liability	$545	$444	$989
Total liabilities	63,500	444	63,944
Stockholders' equity:
Accumulated deficit	(20,627)	1,398	(19,229)
Total stockholders’ equity	122,490	1,398	123,888
Total liabilities and stockholders’ equity	$185,990	$1,842	$187,832

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017			2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Revenue:
Product revenue	$24,621	$(841)	$23,780	$71,391	$(2,396)	$68,995
Service revenue	8,647	304	8,951	19,222	1,928	21,150
Total revenue	33,268	(537)	32,731	90,613	(468)	90,145
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	18,979	(561)	18,418	54,847	(1,696)	53,151
Service cost	4,486	561	5,047	9,241	1,696	10,937
Total cost of revenue, exclusive of depreciation and amortization	23,465	—	23,465	64,088	—	64,088
Loss from operations	(236)	(537)	(773)	(4,168)	(468)	(4,636)
Net income	$7,695	$(1,530)	$6,165	$3,350	$(1,461)	$1,889

Net income attributable to common stockholders, basic	$7,695	$(1,530)	$6,165	$3,350	$(1,461)	$1,889
Net income attributable to common stockholders, diluted	$7,695	$(1,530)	$6,165	$3,350	$(1,461)	$1,889

Net income per share attributable to common stockholders, basic	$0.46	$(0.09)	$0.37	$0.20	$(0.09)	$0.11
Net income per share attributable to common stockholders, diluted	$0.41	$(0.08)	$0.33	$0.18	$(0.08)	$0.10

4.     Revenue

The Company provides a comprehensive suite of technology-enabled solutions tailored toward the specific needs of the healthcare organizations and health plans it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

Product Revenue

MRM prescription fulfillment services. The Company has a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications,

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped and control has generally passed to the client and is generally billed monthly. At the time of shipment, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

Service Revenue

MRM services. The Company provides an array of MRM services. These services include enrollment, medication regimen reviews, and software to identify high risk members and provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of the Company’s MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by the Company for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on the Company’s assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. Fees for these services are generally billed monthly.

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services, electronic health records solutions, and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represent an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader health plan management services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided. Fees for these services are generally billed monthly.

Pharmacy cost management services. The Company has a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the estimated fair value of the data. The drug utilization fees recognized are estimated using historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and collected 180 days after submission.

Disaggregation of revenue

In the following table, revenue is disaggregated by major service line. The Company manages its operations and allocates its resources as a single reportable segment. All of the Company’s revenue is recognized in the United States and all of the Company’s assets are located in the United States.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company's MRM and health plan management clients consist primarily of healthcare organizations, commercial health plans, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Major service lines
MRM prescription fulfillment services	$28,045	$23,780	$82,603	$68,995
MRM services	15,467	6,138	45,821	12,526
Health plan management services	5,383	1,466	10,220	4,204
Pharmacy cost management services	5,412	1,289	8,073	4,264
Other services	111	58	243	156
	$54,418	$32,731	$146,960	$90,145

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
	(unaudited)	(as adjusted)*
Contract assets	$6,857	$1,842
Contract liabilities	4,240	1,350

*See Note 3 for additional information.

Contract assets as of September 30, 2018 consisted of $4,732 related to data analytics contract assets, $2,030 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration, and $95 related to the gain-share component of completed health plan management services contracts. Contract assets as of December 31, 2017 consisted of $1,842 related to the data analytics contract asset. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional. The contract liabilities primarily relate to advanced billings for prescription medications not yet fulfilled or dispensed, advanced payments received for service obligations on MRM performance guaranteed contracts, acquired performance obligations related to software maintenance contracts associated with our Mediture acquisition (see Note 6), and unamortized setup fees on health plan management contracts. Contract liabilities are included in accrued expenses and other current liabilities and in other long-term liabilities on the Company’s consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within a year.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

September 30,
2018
(unaudited)
Contract asset:
Contract asset, beginning of period	$1,842
Decreases due to cash received	(1,949)
Increases, net of reclassifications to receivables	6,964
Contract asset, end of period	$6,857

Contract liability
Contract liability, beginning of period	$1,350
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,278)
Increases due to cash received, excluding amounts recognized as revenue during the period	3,306
Increases due to business combination	948
Revenue recognized from business combinations that was included in the contract liability balance on the acquisition date	(86)
Contract liability, end of period	$4,240

5.     Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net income (loss) per share of common stock using the treasury stock method for the three and nine months ended September 30, 2018 and September 30, 2017, respectively. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017*	2018	2017*
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$10,416	$6,165	$(36,704)	$1,889
Denominator:
Weighted average shares of common stock outstanding, basic	19,217,623	16,699,102	18,989,334	16,483,169
Denominator (diluted):
Weighted average shares of common stock outstanding	19,217,623	16,699,102	18,989,334	16,483,169
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,898,543	1,235,883	—	1,308,202
Weighted average dilutive effect of restricted shares	898,821	711,046	—	607,988
Weighted average dilutive effect of contingently issuable shares	273,886	—	—	—
Weighted average dilutive effect of common shares from warrants	—	—	—	12,441
Weighted average shares of common stock outstanding, diluted	22,288,873	18,646,031	18,989,334	18,411,800
Net income (loss) per share attributable to common stockholders, basic	$0.54	$0.37	$(1.93)	$0.11
Net income (loss) per share attributable to common stockholders, diluted	$0.47	$0.33	$(1.93)	$0.10

*As adjusted. See Note 3 for additional information.

The following potential common shares, presented based on amounts outstanding or shares contingently issuable for the nine months ended September 30, 2018, were excluded from the calculation of diluted net loss per share

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

Nine Months Ended
September 30,
2018
Stock options to purchase common stock	2,566,855
Unvested restricted stock	1,063,681
Contingently issuable shares	142,679
3,773,215

6.     Acquisitions

Mediture

On August 31, 2018, the Company entered into a membership interest purchase agreement with each member of Mediture LLC and eClusive L.L.C. (collectively, “Mediture”) pursuant to which the Company acquired all of the issued and outstanding membership and/or economic interests of Mediture. Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also services several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) $18,500 cash consideration paid upon closing, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the purchase agreement and (ii) the issuance of 45,561 shares of the Company’s common stock, based on a value of $3,500 and calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of the Company’s common stock for the 15 full trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $3,595 based on the closing trading price on August 31, 2018. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of Mediture, the Company incurred direct acquisition and integration costs of $355 and $367 during the three and nine months ended September 30, 2018, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration.

Cash consideration at closing, net of post-closing adjustments	$17,452
Stock consideration at closing	3,595
Total fair value of acquisition consideration	$21,047

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,427
Accounts receivable	898
Prepaid expenses and other current assets	136
Property and equipment	219
Trade name	300
Developed technology	2,300
Client relationships	4,400
Non-competition agreement	1,300
Goodwill	13,167
Total assets acquired	$25,147

Accrued expenses and other liabilities	(3,811)
Trade accounts payable	(112)
Other long-term liabilities	(177)
Total purchase price	$21,047

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 3, 8.5, 11.9, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 9.54 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Mediture. The fair value of the trade name and developed technology was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of Mediture. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements was estimated using the discounted earnings method by estimating the potential loss of earnings absent the non-competition agreements, assuming the covenantor competes at different time periods during the life of the agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary client base and service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is deductible for income tax purposes.

Revenue from Mediture is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions and third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2018, service revenue of $1,114 and net income of $453 from Mediture were included in the Company’s consolidated statements of operations.

The Company continues to evaluate the fair value of certain assets acquired and liabilities assumed related to

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the acquisition. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition

Peak PACE Solutions

On May 1, 2018, the Company entered into an asset purchase agreement with Peak PACE Solutions, LLC (“Peak PACE”) and certain other parties thereto pursuant to which such subsidiary acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7,719 payable upon the closing of the acquisition, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the asset purchase agreement, and (ii) contingent purchase price with a preliminary estimated acquisition-date fair value of $1,620 to be paid in cash based on the achievement of certain performance goals for the twelve-month period ending December 31, 2018. In no event is the Company obligated to pay more than $10,000 in cash purchase price for the entire transaction and a portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement.

In connection with the acquisition of Peak PACE, the Company incurred direct acquisition and integration costs of $7 and $269 during the three and nine months ended September 30, 2018, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$606
Property and equipment	84
Trade name	290
Client relationships	5,220
Non-competition agreement	50
Goodwill	3,559
Total assets acquired	$9,809

Accrued expenses and other liabilities	(626)
Total purchase price, including contingent consideration of $1,620	$9,183

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

line basis and are being amortized over a weighted average of 1.5, 10, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 9.51 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Peak PACE. The fair value of the trade name was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of Peak PACE. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-compete agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary client base and service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is deductible for income tax purposes.

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three and nine months ended September 30, 2018, service revenue of $2,330 and $3,679, respectively, and net income of $479 and $254, respectively, from Peak PACE were included in the Company’s consolidated statements of operations.

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

SinfoníaRx

On September 6, 2017, the Company, TRCRD, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), and TRSHC Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Merger Subs, Sinfonía HealthCare Corporation, a Delaware corporation (“Sinfonía”), Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative. Under the terms of the Merger Agreement, the Company acquired the SinfoníaRx business (“SRx”) as a result of Merger Sub I merging with and into Sinfonía, with Sinfonía surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and, immediately following the First Merger, Sinfonía merging with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company. The SRx business provides medication therapy management technology and services for Medicare, Medicaid, commercial health plans and pharmacies. These service offerings fall under the Company’s MRM services. A portion of the cash consideration is being held in escrow to secure potential claims by the Company for indemnification under the Merger Agreement.

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

In connection with the acquisition of SRx, the Company incurred direct acquisition and integration costs of $1,015 during the 2017 fiscal year, which were recorded in general and administrative expenses in the consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company incurred an additional $11 and $72, respectively, of acquisition and integration costs related to the SRx acquisition, which were recorded in general and administrative expenses in the Company’s consolidated statements of operations.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$218
Accounts receivable	8,309
Prepaid expenses and other current assets	1,056
Property and equipment	1,419
Other assets	127
Trade name	4,776
Developed technology	13,291
Client relationships	20,265
Non-competition agreement	4,752
Goodwill	52,507
Total assets acquired	$106,720

Accrued expenses and other liabilities	(3,819)
Trade accounts payable	(8,868)
Debt assumed	(675)
Deferred income tax liability, net	(9,233)
Total purchase price, including contingent consideration of $38,092	$84,125

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 10, 7, 7.46 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.33 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of SRx. The fair values of the trade name and technology were estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of SRx. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-compete agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-compete agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is not deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company exposure to a larger client base that will enable the Company to leverage its technology in the broader market, as well as offering cross-selling market exposure opportunities. The goodwill is not deductible for income tax purposes.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Pro forma

The unaudited pro forma results presented below include the results of the SRx, Peak PACE and Mediture acquisitions as if they had been consummated as of January 1, 2017. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to certain employees of SRx, Peak PACE and Mediture at the closing of the acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$57,343	$43,572	$159,764	$126,326
Net income (loss)	11,278	(1,216)	(35,816)	(5,753)
Net income (loss) per share attributable to common stockholders, basic	0.59	(0.07)	(1.88)	(0.34)
Net income (loss) per share attributable to common stockholders, diluted	0.51	(0.07)	(1.88)	(0.34)

7.       Property and Equipment

Depreciation expense on property and equipment for the three months ended September 30, 2018 and 2017 was $851 and $542, respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2018 and 2017 was $2,566 and $1,396, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of September 30, 2018 and December 31, 2017, capitalized software costs consisted of the following:

	September 30, 2018	December 31, 2017
Software development costs	$13,328	$9,873
Less: accumulated amortization	(6,467)	(4,872)
Software development costs, net	$6,861	$5,001

Capitalized software costs not yet subject to amortization	$2,106	$1,021

Amortization expense for the three months ended September 30, 2018 and 2017 was $464 and $426, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,594 and $1,237, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the nine months ended September 30, 2018 are as follows:

Balance at December 31, 2017	$74,613
Goodwill from 2018 acquisitions	16,726
Adjustments to Goodwill	(420)
Balance at September 30, 2018	$90,919

During the nine months ended September 30, 2018, the Company recorded a decrease of $420 in the acquisition date fair value of accrued expenses and other liabilities and deferred tax liabilities with respect to the acquisition of SRx, with a corresponding reduction in goodwill, as a result of additional information that became known during the period.

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2017 and determined that there were no indicators of impairment during 2017. The next annual impairment test will be conducted as of October 1, 2018, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the nine months ended September 30, 2018.

Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
September 30, 2018
Trade names	8.05	$7,306	$(2,058)	$5,248
Client relationships	8.98	44,569	(9,257)	35,312
Non-competition agreements	6.99	6,754	(1,558)	5,196
Developed technology	7.02	29,091	(6,221)	22,870
Domain name	10.00	59	(8)	51
Total intangible assets		$87,779	$(19,102)	$68,677

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2017
Trade names	8.56	$6,716	$(1,320)	$5,396
Client relationships	8.48	34,949	(5,652)	29,297
Non-competition agreements	4.96	5,404	(739)	4,665
Developed technology	7.38	26,791	(3,438)	23,353
Domain name	10.00	29	(4)	25
Total intangible assets		$73,889	$(11,153)	$62,736

Amortization expense for intangible assets for the three months ended September 30, 2018 and 2017 was $2,782 and $1,198, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2018 and 2017 was $7,949 and $3,095, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2018 (October 1 - December 31)	$2,949
2019	11,334
2020	10,833
2021	10,787
2022	10,412
Thereafter	22,362
Total estimated amortization expense	$68,677

10.       Accrued Expenses and Other Liabilities

As of September 30, 2018 and December 31, 2017, accrued expenses and other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Employee related expenses	$8,059	$4,572
Contract liability	4,063	1,350
Accrued payables due to customers	—	1,200
Client funds obligations*	4,316	—
Contract labor	2,469	463
Interest	111	13
Deferred rent	126	163
Professional fees	817	288
Income taxes payable	167	20
Other expenses	1,817	919
Total accrued expenses and other liabilities	$21,945	$8,988

*This amount represents clients funds held by the Company, with an offsetting amount included in cash.

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, in connection with the acquisition of SRx, the Company entered into the Amended and Restated 2015 Revolving Line whereby the Company’s revolving line of credit, entered into with Bridge Bank (now Western Alliance Bank) in 2015, was amended and restated to, among other modifications, extend the maturity date to September 6, 2020, and increase the Company's borrowing availability to up to $40,000 with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Company may also request an increase in the Amended and Restated 2015 Revolving Line of up to $10,000 upon the successful syndication of such additional amounts. In connection with the acquisitions of Peak PACE and Mediture, the Company has further amended the Amended and Restated 2015 Revolving Line in May 2018 and August 2018 to incorporate the Peak PACE business and Mediture into the agreement.

Interest on the Amended and Restated 2015 Revolving Line was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $3,000 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA starting with the quarter ended December 31, 2017 and each quarter thereafter, of at least 75% of the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of September 30, 2018, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with its covenants.

In September 2015, the Company arranged for Bridge Bank to issue a $500 letter of credit on its behalf in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit was issued under the Amended and Restated 2015 Revolving Line. During the fourth quarter of 2017, the letter of credit was amended and reduced to $400. During the fourth quarter of 2018, the letter of credit was further amended and reduced to $300. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line.

As of September 30, 2018, $26,500 was outstanding under the Amended and Restated 2015 Revolving Line. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $13,100 as of September 30, 2018.

As of September 30, 2018, the interest rate on the Amended and Restated 2015 Revolving Line was 5.32% and interest expense was $185 and $252 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2017, the interest rate on the Amended and Restated 2015 Revolving Line was 4.31%. Interest expense was $100 for the three and nine months September 30, 2017. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $463. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $25 and $16 to interest expense for the three months ended September 30, 2018 and 2017, respectively, and $66 and $40 to interest expense for the nine months ended September 30, 2018 and 2017, respectively.

(b)    Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Capital leases	$1,368	$1,705
Less current portion, net	(1,028)	(921)
Total capital leases, less current portion, net	$340	$784

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have annual interest rates ranging from 4% to 14%. Interest expense related to the capital leases was $27 and $49 for the three months ended September 30, 2018 and 2017, respectively. Interest expense related to the capital leases was $97 and $158 for the nine months ended September 30, 2018 and 2017, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital leases was $1,341 and $1,918 as of September 30, 2018 and December 31, 2017, respectively, and is reflected in property and equipment on the consolidated balance sheets.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)    Long-Term Debt Maturities

As of September 30, 2018, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
Remainder of 2018	$294
2019	987
2020	150
2021	4
1,435
Less amount representing interest	(67)
Present value of payments	1,368
Less current portion	(1,028)
Total long-term debt, net of current portion	$340

(d)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of September 30, 2018 and December 31, 2017, the Company had $4,370 and $4,055, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

12.      Income Taxes

For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $4,107, which resulted in an effective tax rate of 10.1%. The tax benefit consists of $4,451 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. This benefit was offset by tax expense of $345 based on the estimated effective tax rate for the full year.

For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $6,852. During the third quarter of 2017, in conjunction with the acquisition of SRx, the Company recognized a net deferred tax liability of $8,897 primarily related to intangible assets other than goodwill. The Company determined that the deferred tax liabilities related to the acquisition provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $6,590 of its deferred tax asset valuation allowance and recognized an additional benefit of $2,830 related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense of $1,463 recorded based on the estimated annual effective tax rate expected for the full year.

13.      Other Long-term Liabilities

Other long term liabilities as of September 30, 2018 and December 31, 2017 consisted of $2,785 and $2,615, respectively, which primarily represent the long-term portion of deferred rent mainly related to the Company's operating leases for office space in Moorestown, NJ and office space in Mt. Pleasant, SC dedicated to software development.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

14.     Stockholders' Equity

(a)    Capitalization and Initial Public Offering

On October 4, 2016, the Company closed its initial public offering (“IPO”) in which the Company issued and sold 4,300,000 shares of common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. The Company received net proceeds of $55,186 after deducting underwriting discounts and commissions of $4,154 but before deducting other offering expenses. In addition, upon the closing of the IPO, all of the Company’s then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were automatically redesignated into shares of common stock, and all of the Company’s then outstanding convertible preferred stock converted into an aggregate 5,089,436 shares of common stock.

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

(b)    Common Stock Repurchase

On April 25, 2017, the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the three months ended September 30, 2018, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of September 30, 2018, $1,175 of common stock remained available for repurchase.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Equity Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2018, in accordance with the terms of the 2016 Plan, the share reserve increased by 964,876 shares. As of September 30, 2018, 598,178 shares were available for future grants under the 2016 Plan.

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

Restricted Common Stock

The Company began issuing restricted stock awards pursuant to the 2016 Plan to certain employees, including executive officers, and non-employee directors in fiscal year 2016. Restricted stock awards vest over a one to four year period and the unvested portion of the restricted stock award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant date fair value of restricted stock awards is determined using the Company’s closing stock price at grant date.

The following table summarizes the restricted stock award activity under the 2016 Plan for the nine months ended September 30, 2018:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2017	753,666	$12.25
Granted	433,459	31.56
Vested	(120,970)	12.78
Forfeited	(2,474)	12.00
Outstanding at September 30, 2018	1,063,681	$20.06

For the three and nine months ended September 30, 2018, $1,074 and $2,779 of expense was recognized related to restricted stock awards, respectively. For the three and nine months ended September 30, 2017, $68 and $5,336 of expense was recognized related to restricted stock awards, respectively. As of September 30, 2018, there was unrecognized compensation expense of $11,535 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.18 years.

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 based on the Company’s closing stock price on the grant date. Compensation cost is being recognized over the service period based on management’s determination that it is probable that the milestones will be achieved. For the three and nine months ended September 30, 2018, the Company recorded $623 of expense related to performance-based stock awards. As of September 30, 2018, there was unrecognized compensation expense of $2,470 related to the performance-based stock award.

Stock Options

The Company recorded $1,299 and $871 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the three months ended September 30, 2018 and 2017, respectively. The Company recorded $3,719 and $2,440 of stock-based compensation expense related to the vesting of employee and non-

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

employee stock options for the nine months ended September 30, 2018 and 2017, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until the IPO commenced on September 29, 2016; therefore, expected volatility is based on the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
Valuation assumptions:	2018	2017
Expected volatility	58.40%	61.00%
Expected term (years)	6.08	6.03
Risk-free interest rate	2.41%	2.21%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2018 and 2017 was $19.87 and $8.13 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2018:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2017	2,883,175	$9.26
Granted	468,250	35.23
Exercised	(695,216)	5.61
Forfeited	(89,354)	22.03
Outstanding at September 30, 2018	2,566,855	$14.54	7.25	$171,084
Options vested and expected to vest at September 30, 2018	2,566,855	$14.54	7.25	$171,084
Exercisable at September 30, 2018	1,331,417	$7.80	5.7	$97,708

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $26,905 and $11,665, respectively.

As of September 30, 2018, there was $13,674 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.55 years.

Cash received from option exercises for the nine months ended September 30, 2018 and 2017 was $2,590 and $194, respectively. During the nine months ended September 30, 2018, 32,742 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 291,031 stock options with a gross exercise value of $1,313. During the nine months ended September 30, 2017, 362,440 shares of

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 956,327 stock options with a gross exercise value of $3,187.

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 in the following expense categories of its consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue - product	$171	$138	$592	$359
Cost of revenue - service	412	91	1,055	203
Research and development	912	195	1,431	515
Sales and marketing	401	158	1,172	440
General and administrative	1,100	357	2,871	6,259
Total stock-based compensation expense	$2,996	$939	$7,121	$7,776

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

The Company has classified liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$73,788	$73,788

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2017
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,640	$1,640
Acquisition-related contingent consideration - long-term	—	—	31,789	31,789
	$—	$—	$33,429	$33,429

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

During 2018, the Company recorded a $6 adjustment to the fair value of the acquisition-related contingent consideration associated with the acquisition of Medliance LLC (“Medliance”) in 2014 and made the final $1,646 cash payment toward the Medliance acquisition-related contingent consideration. As of September 30, 2018, the Medliance contingent consideration was paid in full and no amounts are outstanding.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The SRx acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. In accordance with ASC 802, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to net income or loss. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended September 30, 2018, the Company recorded an $8,319 remeasurement gain for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on a decrease in SRx’s projected EBITDA for the year. During the nine months ended September 30, 2018, the Company recorded a $40,069 charge for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization and an increase in SRx’s projected EBITDA for the year. The fair value of the SRx acquisition-related contingent consideration was calculated to be $71,858, of which 50% is payable in stock, subject to certain limitations, as of September 30, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2018.

The Peak PACE acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. In accordance with ASC 802, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended September 30, 2018, the Company recorded a $100 remeasurement gain for the change in the fair value of the Peak PACE acquisition-related contingent consideration based on a slight decrease in the projected EBITDA used in the contingent consideration payment calculation. During the nine months ended September 30, 2018, the Company recorded a $310 charge for the change in the fair value of the Peak PACE acquisition-related contingent consideration primarily based on an increase in the projected EBITDA used in the contingent consideration payment calculation. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,930 as of September 30, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2018.

The changes in fair value of the Company’s acquisition-related contingent consideration for the nine months ended September 30, 2018 was as follows:

Balance at December 31, 2017	$33,429
Acquisition date fair value of Peak PACE contingent consideration	1,620
Fair value of cash consideration paid	(1,646)
Adjustments to fair value measurement	40,385
Balance at September 30, 2018	$73,788

17.     Commitments and Contingencies

(a)	Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(b)	Letter of Credit

As of September 30, 2018 and December 31, 2017, the Company was contingently liable for $400 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. During the fourth quarter of 2018, the letter of credit was reduced to $300. See Note 11 for additional information.

(c)	Employment Agreements and Annual Incentive Plan

On April 25, 2017, the Company entered into employment agreements with each of the Company’s named executive officers, which were effective as of April 1, 2017. On February 26, 2018, the Company entered into new employment agreements that replaced and superseded the previous agreements between the named executive officers and the Company entered into in April 2017. The employment agreements provide for, among other things, salary, incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the executives have agreed to refrain from competing with the Company or soliciting the Company’s employees or clients for a period following the executive’s termination of employment. The agreements have an initial term of three years and will automatically renew annually.

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

18.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $306 and $194 during the three months ended September 30, 2018 and 2017, respectively. The Company made contributions to participants’ accounts totaling $1,183 and $478 during the nine months ended September 30, 2018 and 2017, respectively.

19. Subsequent Event

On October 19, 2018, the Company completed the acquisition of all the issued and outstanding capital stock of Cognify, Inc., a leading electronic health records solutions and services provider in the PACE market, for a closing cash consideration payment of $10,800, which is subject to certain customary post-closing adjustments, the issuance of 93,579 shares of the Company’s common stock and the potential for a contingent earn out payment of up to $14,000, payable in cash and common stock, based on the financial performance of the acquired business. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

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

Overview

We are a healthcare technology company disrupting the field of medication safety. For over thirty years, traditional pharmacy software systems have offered clinicians a binary view of drug-to-drug interactions, presenting an assessment of one single drug against one single drug. These legacy systems may be adequate to assess the safety of a medication regimen consisting of only one or two medications. However, the elderly, the chronically ill and those with behavioral health challenges, are more likely to be prescribed more than two medications, and are typically at high risk of an adverse drug event, or ADE. In these populations, many patients take more than 10 different medications a day and the current technologies are inadequate to optimize safety and minimize risk. Our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, delivers a simultaneous, multi-drug review which identifies medication-related risks across a variety of safety factors and presents meaningful opportunities to mitigate such risks. We partner with health plans and provider groups in comprehensive medication management and care transitions programs to identify and substantially mitigate the risks associated with ADEs, to personalize medication regimens, and to promote adherence. By working with us, health plans and provider groups have reduced their pharmacy and medical spend and their hospital admissions rates.

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through a comprehensive suite of technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide health plan management services and pharmacy cost management services, which help our clients to properly characterize patient acuity (severity of health condition), optimize and reconcile the associated payments for care, assure vendor compliance with contracted terms and document clinical interactions.

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Most of our products and services are built around our novel and proprietary MRM

Matrix which enables both optimization of a patient's medication regimen, through personalized medication selection, dosage levels, and time-of-day administration, and reduction of the total medication burden by eliminating unnecessary prescriptions. The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. Our software-enabled solutions can be bundled with adherence-focused prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients. These pharmacies use cutting-edge packaging technology that promotes adherence to patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in eight call centers throughout the U.S., is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, with more than 96,000 messages exchanged during September 2018, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2017 we were serving 170 healthcare organizations and, as of September 30, 2018, this number has grown to 218 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the three and nine months ended September 30, 2018 were $54.4 and $147.0 million, respectively, compared to $32.7 million and $90.1 million for the three and nine months ended September 30, 2017, as adjusted, respectively. We generated net income of $10.4 million and incurred a net loss of $36.7 million for the three and nine months ended September 30, 2018, respectively. We generated net income of $6.2 million and $1.9 million for the three and nine months ended September 30, 2017, as adjusted, respectively. Our Adjusted EBITDA for the three and nine months ended September 30, 2018 was $9.3 million and $20.8 million, respectively, compared to $4.1 million and $10.8 million for the three and nine months ended September 30, 2017, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our expansion beyond the PACE and post-acute markets to other at-risk providers and payors. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

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

	Three Months Ended
	September 30,		Change
	2018	2017*	$	%
	(Dollars in thousands)
Revenues	$54,418	$32,731	$21,687	66%
Net income	10,416	6,165	4,251	69
Adjusted EBITDA	9,266	4,110	5,156	125

	Nine Months Ended
	September 30,		Change
	2018	2017*	$	%
	(Dollars in thousands)
Revenues	$146,960	$90,145	$56,815	63%
Net (loss) income	(36,704)	1,889	(38,593)	nm
Adjusted EBITDA	20,832	10,780	10,052	93

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

Recent Developments

Acquisitions

On August 31, 2018, we entered into a membership interest purchase agreement with each member of Mediture LLC and eClusive L.L.C. which we collectively refer to as Mediture, pursuant to which we acquired all of the issued and outstanding membership and/or economic interests of Mediture. Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also provides services for several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) $18.5 million in cash consideration paid upon closing, subject to certain customary post-closing adjustments and (ii) the issuance of 45,561 shares of our common stock based on a value of $3.5 million and calculated based on the arithmetic average of the day volume-weighted average (rounded to two decimal places) trading price per share of our common stock for the 15 full trading days ended on and including the trading day prior to the closing of the acquisition, using trading prices reported on the NASDAQ Global Market.  The stock consideration issued upon closing had an acquisition-date fair value of $3.6 million.  A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by us for indemnification under the agreement and in respect of adjustments to the purchase price.

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

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended September 30, 2018 and 2017, product sales represented 52% and 73% of our total revenue, respectively, and service revenue represented 48% and 27% of our total revenue, respectively. For the nine months ended September 30, 2018 and 2017, product sales represented 56% and 77% of our total revenue, respectively, and service revenue represented 44% and 23% of our total revenue, respectively.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is recognized when medications are shipped to the client. At the time of shipment, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

Service Revenue

MRM services. We provide an array of medication risk management services. These services include enrollment, medication regimen reviews, and software to identify high risk members and provide medication risk alerts and intervention tracking that enable pharmacists to optimize medication therapy. Revenue related to these performance obligations primarily consist of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period.

Health plan management services.We have a stand ready obligation to provide risk adjustment services, electronic health record solutions and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consist of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represents an upfront fee to the client to compensate us for our effort to prepare the client and configure its system for the data collection process. The set-up activities do not have value apart from the broader health plan management services provided to the client and do not represent a separate performance obligation and as such, setup fees are recognized over the contract term as services are provided.

Pharmacy cost management services.     We have a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the fair value of the data. The drug utilization fees recognized are estimated using historical data. Due to the unpredictable nature of these drug utilization fees, the estimates are adjusted as necessary to reflect new information when received.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended September 30, 2018 and 2017, prescription medication costs represented 79% and 79% of our total product costs, respectively. For the nine months ended September 30, 2018 and 2017, prescription medication costs represented 79% and 78% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to our MRM services which primarily consist of labor costs, outside contractors, and expenses related to supporting our technology platforms. In addition, cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including compensation, benefits and stock-based compensation for employees who are responsible for management of information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue:		(as adjusted)*				(as adjusted)*
Product revenue	$28,045	$23,780	$4,265	18%	$82,603	$68,995	$13,608	20%
Service revenue	26,373	8,951	17,422	195	64,357	21,150	43,207	204
Total revenue	54,418	32,731	21,687	66	146,960	90,145	56,815	63
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	21,100	18,418	2,682	15	62,007	53,151	8,856	17
Service cost	13,958	5,047	8,911	177	37,125	10,937	26,188	239
Total cost of revenue, exclusive of depreciation and amortization	35,058	23,465	11,593	49	99,132	64,088	35,044	55
Operating expenses:
Research and development	3,380	1,527	1,853	121	8,515	4,037	4,478	111
Sales and marketing	2,669	1,325	1,344	101	6,985	3,869	3,116	81
General and administrative	7,824	4,098	3,726	91	20,229	16,097	4,132	26
Change in fair value of acquisition-related contingent consideration (income) expense	(8,419)	923	(9,342)	nm	40,385	960	39,425	nm
Depreciation and amortization	4,096	2,166	1,930	89	12,110	5,730	6,380	111
Total operating expenses	9,550	10,039	(489)	(5)	88,224	30,693	57,531	187
Income (loss) from operations	9,810	(773)	10,583	nm	(40,396)	(4,636)	(35,760)	nm
Other expense:
Interest expense	232	174	58	33	415	327	88	27
Total other expense	232	174	58	33	415	327	88	27
Income (loss) before income taxes	9,578	(947)	10,525	nm	(40,811)	(4,963)	(35,848)	nm
Income tax (benefit) expense	(838)	(7,112)	6,274	(88)	(4,107)	(6,852)	2,745	(40)
Net income (loss)	$10,416	$6,165	$4,251	69	$(36,704)	$1,889	$(38,593)	nm

nm = not meaningful

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2018 and 2017

Product Revenue

Product revenue increased $4.3 million, or 18%, from $23.8 million for the three months ended September 30, 2017 to $28.1 million for the comparable period in 2018. The increase was primarily driven by organic growth in our MRM prescription fulfillment services, which represented approximately $2.7 million of the increase. Of that $2.7 million increase, approximately $1.4 million was attributable to new clients acquired period over period, while the remaining $1.3 million was attributable to increased prescription fulfillment volume from an increase in patients served at our existing clients. Medication mix of prescriptions filled and payor mix contributed to an additional $1.6 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $17.4 million, or 195%, from $9.0 million for the three months ended September 30, 2017 to $26.4 million for the three months ended September 30, 2018. The increase in service revenue was primarily due to an increase in MRM services, which was attributable to $8.9 million of revenues generated by the acquisition of the SinfoníaRx business, which we refer to as SRx, the majority of which relate to fees for comprehensive medication reviews. MRM service revenue also increased by $573 thousand due to expanded services offered to existing clients and growth related to the expansion of existing MRM clients. During the third quarter of 2018, we received notification from our data aggregation partner that they had transitioned to a new data submission platform, which involved directly contracting with pharmaceutical manufacturers versus using a third party service provider, effective January 1, 2018. As a result, revenue attributable to our pharmacy cost management services related to the sale of drug utilization data increased by $4.1 million, of which $3.4 million related to claims from the first and second quarters of 2018. Revenue from health plan management services increased $3.9 million, to which the acquisitions of Peak PACE and Mediture contributed $2.3 million and $1.1 million, respectively, and $499 thousand was primarily related to new health plan management clients brought on since September 30, 2017.

Cost of Product Revenue

Cost of product revenue increased $2.7 million, or 15%, from $18.4 million for the three months ended September 30, 2017 to $21.1 million for the comparable period in 2018. This increase was largely driven by increased prescription volume as a result of an increase in the number of patients served at our existing clients, which contributed approximately $1.6 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $636 thousand to the overall increase in the cost of product revenue. Distribution charges also increased $293 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase is primarily attributable to an increase in personnel costs due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases, as well as an increase in stock compensation costs.

Cost of Service Revenue

Cost of service revenue increased $8.9 million, or 177%, from $5.1 million for the three months ended September 30, 2017 to $14.0 million for the three months ended September 30, 2018. The acquisition of SRx contributed approximately $5.8 million to the increase in MRM services costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding costs attributable to SRx, increased $803 thousand due to additional labor costs from added headcount and costs incurred from utilizing third-party community pharmacist services to support our other MRM services provided to healthcare organizations.

Costs related to our health plan management services increased a total of $2.2 million, of which $1.8 million was attributable to the acquisitions of Peak PACE and Mediture and primarily included employee compensation and information technology expenses. The remaining increase in costs related to health plan management services were primarily attributable to an increase in employee compensation costs and software licenses to support our risk adjustment operations.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 121%, from $1.5 million for the three months ended September 30, 2017 to $3.4 million for the comparable period in 2018. The increase was largely due to the acquisition of SRx, which contributed approximately $712 thousand to the increase and consisted primarily of employee compensation costs and funded research. In addition, payroll and payroll-related costs and stock compensation costs, excluding costs attributable to SRx, increased approximately $773 thousand primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The remaining increase is attributable to a $191 thousand increase in contractor costs and a $76 thousand increase in rent expense due to expanded office space for our scientific education and research department at our Moorestown, NJ headquarters.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 101%, from $1.3 million for the three months ended September 30, 2017 to $2.7 million for the comparable period in 2018. The acquisitions of SRx, Peak PACE, and Mediture contributed $541 thousand to the increase which primarily related to employee compensation costs. Excluding costs attributable to acquisitions, the increase in sales and marketing expense was primarily due to a $490 thousand increase in personnel costs related to an increase in stock compensation expenses, added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increase in sales and marketing expenses was primarily due to an increase in consulting and public relations costs, as well as an increase in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $3.7 million, or 91%, from $4.1 million for the three months ended September 30, 2017 to $7.8 million for the comparable period in 2018. The acquisitions of SRx, Peak PACE, and Mediture contributed $1.5 million to the increase in expenses, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding costs related to these acquisitions, general and administrative expenses increased by approximately $2.2 million. The increase is attributable to higher employee compensation costs of $1.4 million primarily due to an increase in headcount to support the overall growth of our operations, increases in salaries and benefits for existing employees related to market adjustments and performance-based increases, and an increase in stock compensation costs related to restricted stock grants. In addition, professional fees related to audit and internal control services increased by $410 thousand, which is primarily attributable to higher costs related to our compliance with the Sarbanes Oxley Act. The remaining increase is primarily attributable to increases in information technology spending and travel costs due to our operational growth.

Acquisition-related Contingent Consideration Expense

During the three months ended September 30, 2018 and 2017, there was an $8.4 million remeasurement gain and a $923 thousand charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities. Of the total remeasurement gain recognized during the three months ended September 30, 2018, $8.3 million related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of SRx and $100 thousand related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of Peak PACE.

The $8.3 million adjustment to the fair value of the SRx acquisition-related contingent consideration was primarily based on an adjustment to SRx’s projected EBITDA for the year. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, or the Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income or loss. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. As of September 30, 2018, the SRx contingent consideration liability was $71.9 million, of which 50% is payable in stock, subject to certain limitations, with the potential for up to an additional $13.1 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. Any decreases in the contingent amount will be recorded as GAAP net income. The final amount of the SRx acquisition-related contingent consideration liability, will be fixed as of December 31, 2018.

The $100 thousand adjustment to the fair value of the Peak PACE acquisition-related contingent consideration was primarily based on a slight decrease in the projected EBITDA used in the contingent consideration payment calculation. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. As of September 30, 2018, the Peak PACE contingent consideration liability was $1.9 million, with the potential for up to an additional $507 thousand to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss.  The final amount of the Peak PACE acquisition-related contingent consideration liability will be fixed as of December 31, 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.9 million, or 89%, from $2.2 million for the three months ended September 30, 2017 to $4.1 million for the comparable period in 2018. This increase was primarily due to a $1.6 million increase in amortization expense of intangible assets acquired from SRx, Peak PACE, and Mediture. Depreciation expense also increased by $309 thousand, of which $223 thousand related to property and equipment acquired from SRx, Peak PACE, and Mediture. The remaining increase in depreciation expense was primarily due to continued growth at our headquarters, including computer hardware and pharmacy equipment purchases. The increase in amortization expense was also due to a $38 thousand increase in the amortization of capitalized software related to new software functionality placed into service since September 30, 2017.

Interest Expense

Interest expense increased $58 thousand, or 33%, from $174 thousand for the three months ended September 30, 2017 to $232 thousand for the three months ended September 30, 2018 primarily due to interest on the Amended and

Restated 2015 Revolving Line, which was drawn upon in May 2018 and August 2018 in connection with the Peak PACE acquisition and the Mediture acquisition, respectively. In comparison, only one month of interest expense on the Amended and Restated 2015 Revolving Line was incurred for the three months ended September 30, 2017 as the line was drawn upon in September 2017 in connection with the SRx acquisition. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the three months ended September 30, 2018, we recorded an income tax benefit of $838 thousand, which resulted in an effective tax rate of (8.7)%. Windfall tax benefits related to share-based awards was the primary driver, contributing approximately $711 thousand to the tax benefit recognized.

For the three months ended September 30, 2017, we recorded an income tax benefit of $7.1 million. During the third quarter of 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $8.9 million primarily related to intangible assets other than goodwill.  We determined that the deferred tax liabilities related to the acquisition provide sufficient sources of recoverability to realize the deferred tax assets associated with those jurisdictions where we file consolidated returns. As a result, we released $6.6 million of the deferred tax asset valuation allowance and recognized an additional benefit of $2.8 million related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense of $2.2 million based on our estimated annual effective tax rate.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Product Revenue

Product revenue increased $13.6 million, or 20%, from $69.0 million for the nine months ended September 30, 2017 to $82.6 million for the comparable period in 2018. The increase was primarily driven by organic growth in medication risk management, which represented approximately $8.9 million of the increase. Of that $8.9 million increase, approximately $2.9 million was attributable to new clients acquired period over period, while the remaining $6.0 million was attributable to increased prescription fulfillment volume from an increase in patients served at our existing clients. Medication mix of prescriptions filled and payor mix contributed to an additional $4.7 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $43.2 million, or 204%, from $21.2 million for the nine months ended September 30, 2017 to $64.4 million for the nine months ended September 30, 2018. The increase in MRM services was primarily due to $30.7 million of revenues generated by the acquisition of SRx, the majority of which relate to fees for comprehensive medication reviews. MRM service revenue also increased approximately $2.2 million due to growth related to the expansion of existing MRM clients and the addition of new clients compared to the prior period, and increased due to expanded services offered to existing clients, which consisted of a fixed fee opioid project that contributed $444 thousand to the favorable variance. Revenue from health plan management services increased $6.1 million, of which the acquisitions of Peak PACE and Mediture contributed $3.7 million and $1.1 million, respectively, and $1.2 million was primarily related to health plan management services clients brought on since September 30, 2017. The remaining increase in service revenue is the result of our data aggregation partner transitioning to a new data submission platform, which involved directly contracting with pharmaceutical manufacturers versus using a third party service, effective January 1, 2018. As a result, revenue attributable to our pharmacy cost management services related to the sale of drug utilization data increased by $3.8 million.

Cost of Product Revenue

Cost of product revenue increased $8.9 million, or 17%, from $53.1 million for the nine months ended September 30, 2017 to $62.0 million for the comparable period in 2018. This increase was largely driven by increased volume of revenue as a result of an increase in the number of patients served at our existing clients, which contributed approximately $5.4 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $2.3 million to the overall increase in the cost of product revenue. Distribution charges represented $706 thousand of the increase related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase is primarily attributable to an increase in personnel costs due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases, as well as an increase in stock compensation costs.

Cost of Service Revenue

Cost of service revenue increased $26.2 million, or 239%, from $10.9 million for the nine months ended September 30, 2017 to $37.1 million for the nine months ended September 30, 2018. The acquisition of SRx contributed approximately $19.4 million to the increase in MRM services costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding costs attributable to SRx, increased $2.4 million due to additional labor costs from added headcount and additional costs incurred from utilizing third-party community pharmacist services to support our other MRM services provided to healthcare organizations.

Costs related to our health plan management services increased a total of $3.8 million, of which $2.6 million was attributable to the acquisitions of Peak PACE and Mediture, and primarily represented an increase in employee compensation costs and software licenses to support our operations. An increase in risk adjustment services costs of $1.2 million primarily related to increased employee compensation and related costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees accounted for the remainder of the increase in health plan management services costs.

Research and Development Expenses

Research and development expenses increased $4.5 million, or 111%, from $4.0 million for the nine months ended September 30, 2017 to $8.5 million for the comparable period in 2018. The increase was primarily due to the acquisition of SRx, which contributed approximately $2.3 million to the increase and consisted primarily of employee compensation costs and funded research. In addition, payroll and payroll-related costs and stock compensation costs excluding costs attributable to SRx, increased approximately $1.5 million primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. The remaining increase is attributable to a $280 thousand increase in professional consulting and services costs and a $208 thousand increase in rent expense due to expanded office space for our scientific education and research department at our Moorestown, NJ headquarters.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.1 million, or 81%, from $3.9 million for the nine months ended September 30, 2017 to $7.0 million for the comparable period in 2018. The increase in sales and marketing expense was primarily due to a $1.5 million increase in personnel costs related to added headcount and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The acquisitions of SRx, Peak PACE, and Mediture contributed $1.2 million to the increase, which primarily included employee compensation costs. Public relations and consulting costs increased $257 thousand, and the remaining increase was primarily attributable to an increase in conference and other travel expenses related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $4.1 million, or 26%, from $16.1 million for the nine months ended September 30, 2017 to $20.2 million for the comparable period in 2018. The acquisitions of SRx, Peak PACE, and Mediture contributed $4.5 million to the increase in expenses, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding costs attributable to these acquisitions, general and administrative expenses decreased by approximately $400 thousand. The decrease was primarily due to a decrease in stock compensation costs of $3.4 million, primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016 and that were fully expensed during 2017. That decrease was offset by increases in employee compensation costs, excluding stock compensation costs, of $1.6 million primarily due to an increase in headcount to support the overall growth of our operations and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. Professional fees related to audit and internal control services increased by $795 thousand, primarily due to higher costs related to our compliance with the Sarbanes Oxley Act. In addition, acquisition-related costs increased $255 thousand during 2018 primarily due to the acquisitions of Peak PACE and Mediture. The remaining increase is primarily attributable to increases in information technology spending and travel costs as part of our operational growth.

Acquisition-related Contingent Consideration Expense

During the nine months ended September 30, 2018 and 2017, there was a $40.4 million and a $960 thousand charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities. Of the total charge during 2018, $40.1 million related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of SRx, $310 thousand related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of Peak PACE, and $6 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance LLC, or Medliance.

The $40.1 million adjustment to the fair value of the SRx acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in our market capitalization and an increase in SRx’s projected EBITDA for the year. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income or loss. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. As of September 30, 2018, the SRx contingent consideration liability was $71.9 million, of which 50% is payable in stock, subject to certain limitations, with the potential for up to an additional $13.1 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. Any decreases in the contingent amount will be recorded as GAAP net income.  The final amount of the SRx acquisition-related contingent consideration liability will be fixed as of December 31, 2018.

The $310 thousand adjustment to the fair value of the Peak PACE acquisition-related contingent consideration was primarily based on an increase in the projected EBITDA used in the contingent consideration payment calculation. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in asset purchase agreement, multiplied by an EBITDA multiple. As of September 30, 2018, the Peak PACE contingent consideration liability was $1.9 million with the potential for up to an additional $507 thousand to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Peak PACE acquisition-related contingent consideration liability will be fixed as of December 31, 2018.

During the first quarter of 2018, the final payment related to the Medliance acquisition-related contingent consideration was paid in full. The $37 thousand charge in the nine months ended September 30, 2017 related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $6.4 million, or 111%, from $5.7 million for the nine months ended September 30, 2017 to $12.1 million for the comparable period in 2018. This increase was primarily due to a $4.7 million increase in amortization expense of intangible assets acquired from SRx, Peak PACE, and Mediture. Depreciation expense also increased by $1.2 million, of which $728 thousand related to property and equipment acquired from SRx, Peak PACE, and Mediture. The remaining increase in depreciation expense was primarily due to leasehold improvements and equipment purchases at our office space in South Carolina and continued growth at our headquarters, including computer hardware and pharmacy equipment purchases. The increase in amortization expense was also due to a $358 thousand increase in the amortization of capitalized software related to new software functionality placed into service since September 30, 2017.

Interest Expense

Interest expense increased $88 thousand, or 27%, from $327 thousand for the nine months ended September 30, 2017 to $415 thousand for the nine months ended September 30, 2018 primarily due to interest on the Amended and

Restated 2015 Revolving Line, which was drawn upon in May 2018 and August 2018 in connection with the Peak PACE acquisition and the Mediture acquisition, respectively. In comparison, one month of interest on the Amended and Restated 2015 Revolving Line was incurred for the nine months ended September 30, 2017 as the line was drawn upon in September 2017 in connection with the SRx acquisition. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the nine months ended September 30, 2018, we recorded an income tax benefit of $4.1 million, which resulted in an effective tax rate of 10.1%. The tax benefit consists of $4.5 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. This benefit was offset by tax expense of $345 thousand based on the estimated effective tax rate for the full year.

For the nine months ended September 30, 2017, we recorded an income tax benefit of $6.9 million. During the third quarter of 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $8.9 million primarily related to intangible assets other than goodwill. We determined that the deferred tax liabilities related to the acquisition provides sufficient sources of recoverability to realize the deferred tax assets associated with those jurisdictions where we file consolidated returns. As a result, we released $6.6 million of the deferred tax asset valuation allowance and recognized an additional benefit of $2.8 million related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were partially offset by tax expense of $2.4 million recorded based on our estimated annual effective tax rate.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)*		(as adjusted)*
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$10,416	$6,165	$(36,704)	$1,889
Add:
Interest expense	232	174	415	327
Income tax (benefit) expense	(838)	(7,112)	(4,107)	(6,852)
Depreciation and amortization	4,096	2,166	12,110	5,730
Change in fair value of acquisition-related contingent consideration (income) expense	(8,419)	923	40,385	960
Severance expense	—	—	390	—
Acquisition-related expense	783	855	1,123	855
Payroll tax expense related to stock option exercises	—	—	99	95
Stock-based compensation expense	2,996	939	7,121	7,776
Adjusted EBITDA	$9,266	$4,110	$20,832	$10,780

*See Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income (loss) attributable to common stockholders before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, acquisition-related expense, payroll tax expense related to stock option exercises, stock-based compensation expense, severance expense related to the termination of two members of senior management, and the tax impact of those items, as well as adjustments for tax benefits related to the recognition of tax windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net income (loss) per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net income (loss) per share attributable to common shareholders to Adjusted Diluted EPS
GAAP net income (loss) attributable to common stockholders, basic, and net income (loss) per share attributable to common stockholders, basic	$10,416	$0.54	$6,165	$0.37	$(36,704)	$(1.93)	$1,889	$0.11
GAAP net income (loss) attributable to common stockholders, diluted, and net income (loss) per share attributable to common stockholders, diluted	$10,416	$0.47	$6,165	$0.33	$(36,704)	$(1.93)	$1,889	$0.10
Adjustments:
Change in fair value of acquisition-related contingent consideration (income) expense	(8,419)		923		40,385		960
Amortization of acquired intangibles	2,782		1,198		7,949		3,095
Acquisition-related expense	783		855		1,123		855
Payroll tax expense on stock option exercises	—		—		99		95
Stock-based compensation expense	2,996		939		7,121		7,776
Severance expense	—		—		390		—
Impact to income taxes (1)	(2,718)		(8,223)		(8,123)		(9,779)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$5,840	$0.26	$1,857	$0.10	$12,240	$0.56	$4,891	$0.27

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
Weighted average shares of common stock outstanding, basic for GAAP	19,217,623	16,699,102	18,989,334	16,483,169
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	1,898,543	1,235,883	—	1,308,202
Weighted average dilutive effect of restricted shares	898,821	711,046	—	607,988
Weighted average dilutive effect of contingent shares	273,886	—	—	—
Weighted average dilutive effect of common shares from warrants	—	—	—	12,441
Weighted average shares of common stock outstanding, diluted for GAAP	22,288,873	18,646,031	18,989,334	18,411,800
Adjustments:
Weighted average dilutive effect of stock options	—	—	1,710,175	—
Weighted average dilutive effect of restricted stock	—	—	846,802	—
Weighted average dilutive effect of contingent shares	—	—	142,679	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	22,288,873	18,646,031	21,688,990	18,411,800

Liquidity and Capital Resources

We incurred a net loss of $36.7 million and generated net income of $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At September 30, 2018, we had cash of $13.9 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$9,243	$11,700
Net cash used in investing activities	(29,058)	(39,293)
Net cash provided by financing activities	23,332	29,187
Net increase in cash	$3,517	$1,594

Operating Activities

Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 2018 and consisted primarily of our net loss of $36.7 million and changes in our operating assets and liabilities totaling $9.3 million, offset by the addition of noncash items of $55.2 million. The noncash items primarily included $40.4 million in the aggregate related to the change in the fair value of the acquisition-related contingent consideration for SRx and Peak PACE, $12.1 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $7.1 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018, partially offset by a deferred tax benefit of $4.5 million. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx acquisition, an increase in prepaid expenses and other current assets primarily due to an increase in contract assets related to estimated drug utilization fees in pharmacy cost management services and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities.

Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2017 and consisted primarily of our net income of $1.9 million, the addition of noncash items of $7.4 million and changes in our operating assets and liabilities totaling $2.4 million. The noncash items primarily included $5.7 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $7.8 million of stock-based compensation expense, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees. The addition of noncash items was partially offset by a $7.1 million deferred tax benefit primarily due to the release of a significant portion of the deferred tax asset valuation allowance and recognition of an additional benefit related to tax windfall benefits generated in the nine months ended September 30, 2017. These tax benefits were offset by tax expense calculated based on the estimated annual effective tax rate. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of September 30, 2017, and an increase in other long-term liabilities due to cash allowances we received for leasehold improvements related to our office space in South Carolina dedicated to software development, which we began to occupy in June 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM service contracts.

Investing Activities

Net cash used in investing activities was $29.1 million for the nine months ended September 30, 2018 and $39.3 million for the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2018 reflected $22.0 million paid in connection with the acquisitions of Peak PACE and Mediture, net of cash acquired. In addition, net cash used in investing activities also consisted of $3.5 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of new pharmacy dispensing equipment, equipment and improvements for our new office space in Tucson, Arizona for SRx and improvements for our spaces in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. Net cash used in investing activities also consisted of $3.6 million in software development costs and $30 thousand for the purchase of a domain name.

Net cash used in investing activities for the nine months ended September 30, 2017 reflected $34.5 million paid in connection with the acquisition of SRx, net of cash acquired. In addition, net cash used in investing activities consisted of $2.6 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, NJ, our office space in South Carolina dedicated to software development, and office space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $2.2 million in software development costs.

Financing Activities

Net cash provided by financing activities was $23.3 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $29.2 million for the nine months ended September 30, 2017. Financing activities for the nine months ended September 30, 2018 primarily reflected borrowings of $26.5 million on the Amended and Restated 2015 Revolving Line to fund the acquisitions of Peak PACE and Mediture and $2.6 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2018 was partially offset by $2.9 million in payments for the repurchase of common stock, a $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $779 thousand in payments of long-term debt, and $467 thousand in payments for debt financing and costs associated with our common stock offering completed in December 2017.

Financing activities for the nine months ended September 30, 2017 primarily reflected net borrowings of $35.0 million on the Amended and Restated 2015 Revolving Line to fund the acquisition of SRx, $0.2 million of proceeds received from the exercise of stock options, and $2.1 million in payments for payroll taxes remitted to taxing authorities on behalf of employees for shares withheld from the net exercise of stock options during 2017. Net cash provided by financing activities also included a $1.5 million payment of contingent purchase price consideration related to our Medliance acquisition, $550 thousand in payments of additional acquisition-related consideration, $959 thousand in payments for the repurchase of common stock, $525 thousand in payments of long-term debt and $352 thousand in payments for debt financing and costs associated with our common stock offering.

Funding Requirements

We had an accumulated deficit of $55.9 million as of September 30, 2018. As a result of our initial public offering, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our cash of $13.9 million as of September 30, 2018, borrowing capacity under our Amended and Restated 2015 Revolving Line and cash flows from continuing operations will be sufficient to fund our planned operations through at least December 31, 2019. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives. As of the date of this filing, the Company is in the process of evaluating potential refinancing options in order to increase its borrowing capacity.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Revolving Line whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and subsequently amended on May 1, 2018 and August 31, 2018. The Amended and Restated 2015 Revolving Line provides for borrowings in an aggregate amount up to $40.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. We may also request an increase in the size of the Amended and Restated 2015 Revolving Line by up to $10.0 million upon the successful syndication of such additional amounts. Amounts outstanding under the Amended and Restated 2015 Revolving Line bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Revolving Line has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of September 30, 2018, there was $26.5 million outstanding under the Amended and Restated 2015 Revolving Line. As of September 30, 2018, we were also contingently liable for $400 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Revolving Line. During the fourth quarter of 2018, the letter of credit was amended and further reduced to $300 thousand. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $13.1 million as of September 30, 2018.

The Amended and Restated 2015 Revolving Line contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Revolving Line also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Revolving Line contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Revolving Line provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of September 30, 2018, we were in compliance with all covenants related to the Amended and Restated 2015 Revolving Line and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Except as described in Note 3 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2018, as compared to those disclosed in the “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, aggregate borrowings of $26.5 million were outstanding under our Amended and Restated 2015 Revolving Line. We entered into the Amended and Restated 2015 Revolving Line to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximately $49 thousand increase to our interest expense for the nine months ended September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face additional risks as a result of the acquisitions of Mediture and Cognify and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of these acquisitions or do so within the anticipated timeframe.

On August 31, 2018, we completed our acquisition of Mediture and on October 19, 2018 we completed our acquisition of Cognify, Inc., or Cognify. As a result of these acquisitions, we face various additional risks, including, among others, the following:

•	our inability to successfully evaluate and utilize Mediture and Cognify’s products, services, technologies or personnel;

•	disruption to Mediture and Cognify’s businesses and operations and relationships with service providers, clients, employees and other partners;

•	negative effects on our products, product pipeline and services from the changes and potential disruption that may follow the acquisitions;

•	diversion of our management’s attention from other strategic activities;

•	our inability to successfully combine the businesses in a manner that permits us to achieve the cost savings anticipated to result from the acquisitions;

•	diversion of significant resources from the ongoing development of our existing products, services and operations; and

•	greater than anticipated costs related to the integration of Mediture and Cognify’s businesses and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating Mediture and Cognify’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

•

if we are unable to successfully integrate the duties, responsibilities, and other factors of interest to the management and employees of the acquired businesses, we could lose employees to our competitors, which could significantly affect our ability to operate the businesses and complete the integration;

•	if we are unable to implement and retain uniform standards, controls, policies, procedures and information systems; and

•	if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose clients, which would reduce our revenues and earnings.

The process of integrating Mediture and Cognify and their respective associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

•	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;

•	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

•	stock volatility due to investors’ uncertainty regarding the value of Mediture and Cognify;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of the acquisitions in a timely manner, or at all; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisitions.

Notwithstanding the due diligence investigation we performed in connection with the acquisitions, Mediture and Cognify may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on Mediture and Cognify prior to consummating each of these acquisitions, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Mediture and Cognify and their representatives when conducting due diligence and evaluating the results of such due diligence.  We did not control and may be unaware of activities of Mediture and Cognify before their respective acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse is limited under the Mediture and Cognify purchase agreements.

The obligations of each of the sellers of Mediture and Cognify to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in each of the Mediture and Cognify purchase agreements and other specific indemnities as set forth in such purchase agreements. In the event that any seller breaches a representation or warranty other than a Fundamental Representation (as defined in each purchase agreement), we cannot recover in respect of a claim for indemnification pursuant to the relevant purchase agreement with respect to such non-Fundamental Representation unless and until the indemnifiable losses exceed $165,000 with respect to Mediture and $90,000 with respect to Cognify, and in each case we cannot make an indemnification claim against the sellers for a breach of a non-Fundamental Representation after the date that is 18 months after the date of closing of the relevant acquisition.  If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the sellers, which could have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1#

Membership Interest Purchase Agreement, made and entered into as of August 31, 2018, by and among TRHC MEC Holdings, LLC, each member of Mediture LLC and eClusive L.L.C., and Kelley Business Law, PLLC, solely in its capacity as the Seller Representative

X
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1	Third Amendment to Lease Agreements, effective as of July 10, 2018, by and between Tabula Rasa HealthCare, Inc. and 228 Strawbridge Associates, LLC	8-K	7/16/2018	10.1
10.2

Loan and Security Modification Agreement, dated August 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc., the several banks and other financial institutions or entities party thereto and Western Alliance Bank

X
31.1

Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Chief Financial Officer (Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1**

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

# The schedules and exhibits to the membership interest purchase agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The company undertakes to furnish supplementally to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: November 8, 2018	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2018	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)