Form 10-K
period 2018-12-31
Tabula Rasa HealthCare, Inc.
filed 2019-03-01
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S ‑K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10 ‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $1,021,059,000 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, computed based on the closing price on such date.

As of February 25, 2019, the Registrant had 21,128,632 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed subsequently and delivered to stockholders in connection with the 2019 annual meeting of stockholders are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2018.

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

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to adapt to changes or trends within the market for healthcare in the United States;
•	a significant increase in competition from a variety of companies in the health care industry;
•	developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards;
•	the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients;
•	the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control;
•	our ability to maintain relationships with a specified drug wholesaler;
•	increasing consolidation in the healthcare industry;
•	managing our growth effectively;
•	fluctuations in operating results;
•	failure or disruption of our information technology and security systems;
•	dependence on our senior management and key employees;
•	our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our ability to achieve profitability in the future;
•	changes or delays in the regulatory process;
•	adverse economic and political conditions;
•	our ability to successfully integrate acquired businesses into our business and realize the anticipated synergies and related benefits of these acquisitions;
•	the volatility of our stock price;
•	the impact of changes in tax laws; and
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

Item 1. Business

Overview

We are a healthcare technology company disrupting the field of medication safety. For over thirty years, traditional pharmacy software systems have offered clinicians a binary view of drug-to-drug interactions, presenting an assessment of one single drug against one single drug. These legacy systems may be adequate to assess the safety of a medication regimen consisting of only one or two medications. However, the elderly, the chronically ill and those with behavioral health challenges, are more likely to be prescribed more than two medications, and are typically at high risk of an adverse drug event, or ADE. In these populations, many patients take more than 10 different medications a day and other technologies are inadequate to optimize safety and minimize risk. Our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, delivers a simultaneous, multi-drug review which identifies medication-related risks across a variety of safety factors and presents meaningful opportunities to mitigate such risks. We partner with health plans, at-risk provider groups and pharmacies to identify and substantially mitigate the risks associated with ADEs, to personalize medication regimens, and to promote adherence. By working with us, health plans and at-risk provider groups have reduced their pharmacy and medical spend and their hospital admissions rates.

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide health plan management services and pharmacy cost management services, which help our clients to properly characterize patient acuity (severity of health condition), optimize and reconcile the associated payments for care, assure vendor compliance with contracted terms and document clinical interactions.

Our cloud-based software solutions provide prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Many of our products and services are built around our novel and proprietary MRM Matrix which enables optimization of a patient's medication regimen, personalized medication selection, dosage levels, and time-of-day administration, and reduction of the total medication burden by eliminating unnecessary prescriptions.

The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. Some of our software-enabled solutions can be bundled with adherence-focused prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients. These pharmacies use cutting-edge packaging technology that promotes adherence to patients' personalized regimens and dosing schedules. Our clinical pharmacists, located in eight call centers throughout the United States, are available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2017, we were serving 170 healthcare organizations and, as of December 31, 2018, this number has grown to 224 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Since our first year of active operations in 2011, our revenue has grown to $204.3 million for the year ended December 31, 2018. For the year ended December 31, 2018, we incurred a net loss of $47.3 million and earned Adjusted EBITDA of $29.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA. We had an annual revenue retention rate of 99% and client retention rate of 96% in 2018. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations — Key Business Metrics" for our definitions of revenue retention rate and client retention rate.

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

Recent Developments

Acquisitions

On January 2, 2019, we completed our acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia, or DoseMe. DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10.0 million paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of our common stock and (iii) contingent purchase price consideration to be paid 50% in cash and 50% in our common stock based on the financial results of DoseMe. We are not obligated to pay more than $10.0 million in cash and our common stock for the contingent payment.

On October 19, 2018, our wholly-owned subsidiary, TRHC MEC Holdings, LLC, acquired all of the issued and outstanding capital stock of Cognify, Inc., a California corporation, or Cognify, pursuant to a Stock Purchase Agreement. Cognify is a leading electronic health records solutions and services provider in the PACE market and to managed long-term care and medical home providers.  The consideration for the acquisition was comprised of (i) cash consideration of $10.8 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of 93,579 shares of our common stock; and (iii) contingent purchase price consideration to be paid 50% in cash and 50% in our common stock based on the financial results of the acquired business and certain other factors set forth in the purchase agreement. The stock consideration issued upon closing had an acquisition-date fair value of $7.5 million. We are not obligated to pay more than $14.0 million in cash and our common stock for the contingent payment.

On August 31, 2018, our wholly-owned subsidiary, TRHC MEC Holdings, LLC, entered into a Membership Interest Purchase Agreement with each member of Mediture LLC, a Minnesota limited liability company, and eClusive L.L.C., a Minnesota limited liability company, collectively Mediture, pursuant to which we acquired all of the issued and outstanding membership and economic interests of Mediture.  Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also services several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) cash consideration of $18.5 million paid upon closing, subject to certain customary post-closing adjustments, and (ii) the issuance of 45,561 shares of our common stock. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $4.0 million.

On May 1, 2018, we entered into an Asset Purchase Agreement with Peak PACE Solutions, LLC, or Peak PACE, and certain other parties thereto pursuant to which we acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7.7 million payable upon the closing of the acquisition, subject to certain customary post-closing adjustments and (ii) contingent purchase price to be paid in cash based on the achievement of certain performance goals for the twelve-month period ended December 31, 2018. In no event are we obligated to pay more than $10.0 million in cash purchase price for the entire transaction.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On February 12, 2019, we issued and sold convertible senior subordinated notes due 2026 with an aggregate principal amount of $325.0 million, or the 2026 Convertible Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Convertible Notes will bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The 2026 Convertible Notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of our common stock per $1,000 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of our common stock. Upon conversion, we will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at our option. In connection with the offering of the 2026 Convertible Notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers, or the option counterparties, of the 2026 Convertible Notes pursuant to the terms of call option confirmations. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2026 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2026 Convertible Notes, as the case may be. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or, as amended, the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018 and February 7, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. As of December 31, 2018, we had an aggregate amount of $45.0 million outstanding under the Amended and Restated 2015 Line of Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Our Solutions

Medication risk management is our leading offering, and our cloud-based software applications, including EireneRx,  MedWise, and RxCompanion with our optional bundled prescription fulfillment and reminder packaging services, provide solutions for a range of payors, providers and other healthcare organizations. Many of our products and services are built around our proprietary MRM Matrix, which combines clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and personal genomic information, to deliver what is generally referred to as "precision medicine." Precision medicine combines traditional evidence-based medication selection with new patient-specific medication selection to better optimize a patient's medication therapy. Our MRM Matrix is built on a powerful science-based rules engine that houses comprehensive pharmacotherapy profiles, provides risk alerts and includes a combination of proprietary decision-support tools, real-time secure messaging and advanced precision-dosing functionality, among other functions. Our software applications help reduce ADEs, enhance medication adherence and quality of care and improve medication safety at the individual patient level by eliminating unnecessary prescriptions.

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

Our Strategy

Further Penetrate the Programs of All-Inclusive Care for the Elderly Market

We are the market leader in providing medication risk management to Programs of All-Inclusive Care for the Elderly, or PACE, a Centers for Medicare & Medicaid Services, or CMS, sponsored program through which participating healthcare organizations provide fully integrated healthcare delivery on an at-risk basis for elderly adults, most of whom are dually eligible for Medicare and Medicaid. Our medication risk management PACE clients cover approximately 25% of the total PACE enrollees nationwide.

We believe that we have a significant opportunity to continue to grow within the PACE market and we expect our PACE clients to continue to grow to cover more eligible lives. This growth may be facilitated by existing state and federal initiatives that present expansion opportunities for PACE, including recently allowing the formation of PACE organizations by for-profit providers, and the creation of other PACE-like, at-risk organizations, many of which would be targets for our solutions. For example, the PACE Innovation Act of 2015 allows CMS to develop pilot programs using the PACE model of care to serve individuals under age 55 and at risk of needing nursing home care as well as other patients with chronic diseases. Recently the National PACE Association launched PACE 2.0, an initiative designed to facilitate the acceleration of growth in the number of PACE enrollees. The goal is to have approximately four times as many enrollees in the program within the next ten years, which would require the annual growth rate to approximately double.

We have recently organized our PACE offerings under the CareVention HealthCare brand which offers a comprehensive set of solutions to our clients, including medication management and fulfillment, risk adjustment services, third party administrator services and electronic health records software. Working with our scalable solutions can help PACE organizations facilitate their growth.

Continue Expansion into the Payor and At-Risk Provider Markets

We believe that the growth in government healthcare programs and the shift to value-based care models are creating opportunities for many organizations to capture growing portions of the expanding healthcare market. Accordingly, we are actively targeting at-risk, value-based markets, including managed care organizations, physician provider groups, and self-insured companies.

On January 1, 2017, we launched our Enhanced Medication Therapy Management, or EMTM, program, with a large, regional Medicare Part D Prescription Drug Plan, or Regional PDP. To execute this EMTM program, we are using our MRM Matrix and certain other services to perform medication risk stratification and medication safety reviews of complex medication regimens, providing an innovative, alternative approach to pharmacotherapy to the highest risk of the approximately 210,000 members of this Regional PDP, representing less than one percent of the entire eligible Part D market. We believe if we are successful in developing and delivering an EMTM program to the Regional PDP, we will be able to expand into a greater portion of the Part D market. CMS recently reported the results of the first year of the pilot and we exceeded the benchmark set by CMS for the savings in medical expenditures. We expect the pilot will result in a new set of required services being provided under the Medication Therapy Management, or MTM, benefit. All Part D plans will eventually have to conform to these new required services and we believe that through our participation in the pilot, we are one of a few healthcare organizations involved in defining this new service set.

Medicare is another important market for us to penetrate and we have pursued avenues to accelerate our access to that market. In September 2017, we acquired the SRx business, a MTM company servicing approximately 450 health plans and 8.5 million Medicare lives. We believe the SRx client base is an ideal place to begin to market our medication risk management services to the Medicare market. We also intend to leverage our expertise and experience from our existing clients to expand to other at-risk providers and payors through increased investment in our sales force and marketing efforts.

Continue to Innovate and Expand Platform Offerings to Meet Evolving Market Needs

We believe our investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation and expand our medication risk management solutions and other platform offerings to the broader healthcare marketplace. For example, we have developed and launched high-throughput medication risk stratification technology for identification of high-risk patients in need of clinical intervention, and we are developing a patient engagement application of our MRM Matrix solution.  Most recently, in order to expand our MRM Matrix solution, we acquired DoseMe, the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The addition of the DoseMe tool will allow us to enter markets where there is a high presence of intravenously administered medications.

Selectively Pursue Strategic Acquisitions and Partnerships

Since our founding in 2009, we have successfully completed and integrated eleven acquisitions, which have significantly expanded our market footprint, enhanced our medication risk management offerings and added valuable complimentary services that can be sold into our existing customer base. We plan to continue to acquire assets and businesses and may enter into strategic partnerships that strengthen or expand our service offerings, capabilities and geographic reach and facilitate our entry into new markets. Our acquisition strategy is driven by our commitment to serving client needs, and we are continuously assessing the market for potential opportunities.

For example, in September 2017, we acquired the SRx business, a provider of MTM technology and services for Medicare, Medicaid, and commercial health plans. In 2018, we completed our acquisitions of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs, Mediture, a provider of electronic health records solutions and third party administrator services in the PACE market, and Cognify, a leading electronic health records solutions and services provider in the PACE market. We believe these acquired businesses will give us exposure to a larger customer base that will enable us to leverage our technology in the broader market, as well as offer cross-selling opportunities.

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

Our Core Technology

Our goal is to enable prescribers to optimize the use of medications using a prospective approach to medication risk management in order to avoid ADEs and improve patient outcomes. Our proprietary science-based technology enables novel approaches for optimizing the medication regimen of individual patients and to overcome challenges associated with prevailing prescribing methodologies.

Utilizing our MRM Matrix technology, clinicians obtain real-time information about the factors impacting a medication's effectiveness and safety for a particular patient grounded in evidence-based clinical data and extensive patient-specific data. Our technologies deliver prospective intervention and are designed to reduce ADEs, increase medication adherence and quality of care, and improve medication safety at the individual patient level. Our cloud-based applications are scalable, easily accessible to healthcare organizations, seamlessly integrated with client applications and databases, and customizable for use across the healthcare continuum of care. Many of our software systems provide secure communication between prescribers and our pharmacists, and our sophisticated medication decision-support tools are interoperable with many industry-leading electronic health record systems, or EHRs. We believe our innovative technologies offer a means of improving patient outcomes while mitigating medication-related and financial risk for healthcare organizations.

Our cloud-based software solutions can incorporate comprehensive pharmacotherapy profiles, a combination of proprietary decision-support tools, risk alerts, e-prescribing, advanced precision-dosing functionality, real-time secure messaging and health literacy aids, among other functions. At the core our software is our proprietary MRM Matrix. Through a sophisticated rules engine, the MRM Matrix combines patient-specific data with the science of pharmacokinetics, the effects of what the body does to drugs, and pharmacodynamics, the effects of what the drug does to the body, to enable our clients to personalize the medication regimen of each patient. The MRM Matrix also draws upon pharmacoevidence, which considers published guidelines that denote potentially inappropriate medications for older adults, as well as pharmacoeconomics and efficacy or enhanced quality of life, of one pharmaceutical drug or drug therapy to another.

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
Genomics
Labs
Allergies
Personalized Medication Risk Mitigation Matrix
Sedation Risk
Black Box Warnings
Multi-Drug Risk
Drug-Gene Risk
Bio-availability
Medication Scheduling Risk
Allergy Risk
Cognitive Risk
Renal Clearance Risk
Beers Warnings
Fall / Injury Risk
Heart Rhythm Disorder Risk
• Optimized drug regimen
• Precision dosing
• Dosage / day / time
• Health literacy aids
• Enhanced outcomes
Patient-specific information

Our in-house team of software engineers continuously enhance our solutions and their functionality. By maintaining in-house development and support, we can efficiently leverage our institutional knowledge to augment our solutions while protecting our intellectual property. Our solutions are further protected by patent, copyright, trademark and trade secret laws as well as confidentiality agreements, licenses and other agreements with employees, consultants, vendors and clients. Our software offerings are scalable, fault-tolerant and compliant with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and Health Information Technology for Economic and Clinical Health Act, or the HITECH Act.

Our Software and Services

Our Software

Our cloud-based software applications include EireneRx, which is used by at-risk healthcare organizations to access their patients' medication-related information, including results of the MRM Matrix analysis and medication recommendations, which is bundled with prescription fulfillment and reminder packaging services. MedWise, which allows for components of EireneRx to be used independently and by a broader healthcare audience. RxCompanion, which identifies high-risk members based on CMS MTM guidelines and customized program alerts and enables clinical documentation for targeted and comprehensive medication reviews. TruChart, is an EHR for PACE organizations and PACElogic is a care management platform for PACE organizations and small health plans.

Our personalized medication risk management services can be based on our MRM Matrix technology. For each patient, the personalized MRM Matrix incorporates personal medical history data inputs, summarizes the aggregate risk of the medications the patient is taking and provides clinical alerts, including for the risk of falls and injury, sedation risk and medication scheduling risk. This MRM Matrix is utilized by prescribers independently and, in some cases, in conjunction with our pharmacists, to optimize each patient's medication regimen utilizing one of our proprietary software solutions. The MRM Matrix is currently available in the EireneRx, MedWise, TruChart and PACElogic platforms.

EireneRx

EireneRx is our cloud-based medication decision-support and e-prescribing platform, which includes an order entry module used by healthcare organizations to access patient medication-related information and utilize our personalized proprietary MRM Matrix. EireneRx provides a single version of a patient's medication profile, enabling prescribers and our pharmacists to collaborate on a patient's medication management in real time. The EireneRx platform provides a dashboard report that shows the results of the MRM Matrix. We have a team of pharmacists available to perform a clinical analysis of the results and, when necessary, offer guidance to the prescriber based upon their assessment of the MRM Matrix and the individual patient's medical history. EireneRx provides several communication workflows through which our pharmacists can answer questions and make recommendations to prescribers.

Medication decision-support tools and precision-dosing aides are presented to prescribers at the point-of-prescribing, during pharmacist consultation and at periodic patient reviews, providing detailed patient-specific information. These tools are Meaningful Use Stage I and II certified, meaning they qualify in determining eligibility for EHR incentive payments from CMS under the American Recovery and Reinvestment Act of 2009. EireneRx is integrated with our prescription fulfillment pharmacies, which can deliver medications to our clients' patients nationwide. The platform is also capable of sending prescriptions to substantially all pharmacies in the United States.

MedWise

MedWise software provides the medication decision support components of EireneRx, primarily our MRM Matrix, for clients seeking to manage their medication risk and improve medication outcomes and patient relationships by enhancing their existing systems. MedWise can be integrated with a variety of e-prescribing modules, EHRs, pharmacy management systems, clinical systems, case management platforms and other clinical databases. Our pharmacists are available to perform clinical analysis of the results and, when necessary, offer guidance to prescribers based upon their review of the MRM Matrix and the individual patient's medical history. We believe MedWise is broadly applicable to all healthcare organizations that employ clinicians who prescribe medications and those with pharmacists or other clinicians that provide support to prescribers. We are currently working with managed care organizations that are utilizing MedWise to improve medication therapy outcomes, and we are targeting a broad range of healthcare systems, hospitals, post-acute providers and pharmacies and intend to target consumers with this solution.

RxCompanion

RxCompanion is a highly scalable cloud-based medication therapy management software platform designed to aid in the identification and resolution of medication and other health related problems. Through a patient-centric approach to population health, RxCompanion utilizes demographic data, pharmacy claims, medical claims and other health information to identify patients at risk for medication-related problems and patients with potential medication-

related problems. The potential problems, identified using hundreds of proprietary clinical algorithms, are triaged based on urgency and complexity and resolved through telephonic consultations, face-to-face consultations, or video-based consultations with thousands of MTM providers using the RxCompanion application.

RxCompanion supports Medicare Part D MTM programs, Medicare Star improvement programs, Medicaid MTM programs, commercial insurance MTM programs and community pharmacy MTM programs.

TruChart

TruChart is an electronic health record (EHR) system for PACE programs.  Our comprehensive, web-based solution’s covers end-to-end functionality in one seamless solution built to manage care coordination, enrollments, authorizations, utilization management, scheduling, claims payment, interfaces, and reporting. Care plans can be immediately updated during face-to-face visits with participants. TruChart’s  LIFEplan meets CMS guidance for care plans. TruChart allows you to track measurable outcomes in defined time frames, complete assessments for initial, episodic, and re-assessments across disciplines, access longitudinal views of cognitive and risk assessments, and utilize population views of acuity level to stratify high-risk participants.

PACElogic

PACElogic delivers neatly organized, real-time sharable workflows covering all aspects of a PACE organization and other small health plan’s operations. The features include EHR, customer relationship management, claims adjudication, electronic data interchange, care management, coordination, and planning, integration with community-based providers, and all Federal and State required reporting. All of the clinical and non-clinical data is brought together into a unified health plan management system and is offered to customers as Software as a Service.

Our Services

Our clinical pharmacist collaboration service, prescription fulfillment and reminder packaging service, health plan management services including risk adjustment and third party administrator services, and pharmacy cost management service are designed to improve patient experiences and outcomes and contain costs. The revenue models under these service contracts typically include payments on a per-member per-month basis, payments on a subscription basis and charges and dispensing fees for medication fulfillment for our clients' patients.

Clinical Pharmacist Collaboration

We have teams of pharmacists available to perform medication risk analysis and offer guidance, including the clinical application of pharmacogenomic test results and data application, to prescribers based upon their assessment of the MRM Matrix and the individual patient's medical history. Our clinical pharmacists provide these personalized medication recommendations through real-time digital and verbal communications. Available 24/7, 365 days per year, this service supports the medication risk management clinical decision making process with medication safety recommendations, including to eliminate unnecessary prescriptions, and execution of the optimized medication regimen.

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

Health Plan Management

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

We provide third party administrator services that optimize a health plan’s financial management function as well as fulfill regulatory requirements. Our expertise in health plan, particularly in PACE, enable our clients to focus on delivering high-quality care to their members. Our services include enrollment management, accounts receivable, claims adjudication, risk adjustment data submission, encounter data processing and submission and Medicare Part D data submission.

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

Our Clients

Our clients are typically at-risk healthcare organizations, primarily PACE organizations, managed-care organizations, including government and commercial plans, post-acute care facilities, pharmacies and other provider groups. We have strong and long-standing relationships with our clients, providing services under multi-year contracts. At the end of 2016, 2017, and 2018, we were serving 133, 170, and 224 healthcare organizations, respectively. Our annual revenue retention rate was 99%, 99%, and 98% for 2018, 2017, and 2016, respectively, and our client retention rate was 96%, 95% and 93%, respectively, which we believe reflects strong client satisfaction with our solutions. During 2017, we signed a master agreement with Trinity Health Corporation covering 11 PACE facilities, which represented 18% of total revenue for the year ended December 31, 2017 and 14% of total revenue for the year ended December 31, 2018. Prior to signing this master agreement, each of these PACE facilities had separate contracts with us and were considered separate, individual, clients. For the year ended December 31, 2016 no single client accounted for greater than 10% of revenue. On a combined basis, the 11 PACE facilities, now covered by the master agreement with Trinity Health Corporation, represented 17% of total revenue for the year ended December 31, 2016. We believe our clients view us as a trusted partner that shares their commitment to improving medication-related health outcomes and reducing overall healthcare costs.

PACE Organizations

PACE, a federal and state collaboration, is one growing model serving the dual-eligible patient population that focuses on averting institutional-based placement. PACE embodies many of the characteristics and trends affecting the healthcare industry as a whole. Our proof of concept was to provide medication risk management technology and services to PACE organizations, which are responsible for elderly patients, typically with complex medication regimens. Over the past eight years, we have become the market-leader in providing PACE with medication risk management. Our PACE clients utilizing our medication risk management services cover approximately 25% of the total PACE enrollees nationwide. In addition to personalized medication management, we also provide health plan management services to PACE organizations.

Managed Care Organizations

Since 2004, the number of beneficiaries enrolled in Medicare Advantage, or MA, plans has more than tripled from 5.3 million to 20.4 million in 2018 and is expected to grow to 38 million by 2025. MA is a capitated program with payment rates that are calculated based on the acuity of the patients served. Accordingly, patients are assigned relative risk scores based on diagnosis, which need to be documented accurately each year for appropriate reimbursement. We have become the market leader in risk adjustment and front-end coding for PACE organizations and we plan to continue to expand these services to other MA programs. Furthermore, we believe our solutions are broadly applicable throughout the managed care landscape, including to the self-funded employer groups.

Acute and Post-Acute Care Providers

We are the market leader in pharmacy cost management solutions in the post-acute arena, helping facilities manage their pharmacy spend for their capitated patients. Our clients include approximately 1,300 of the more than 15,400 post-acute facilities in the United States. We believe there are significant opportunities to cross-sell our medication risk management solutions within this client base.

At-Risk Provider Groups

We contract with at-risk provider groups across the country for care transitions support and comprehensive medication management services.  We risk-stratify patient cohorts for these groups and identify patients at risk of an ADE. We then collaborate with these groups on appropriate levels of intervention to mitigate that risk. These interventions are performed by our clinical teams or in some cases the interventions are performed by employees of the at-risk provider.

Intellectual Property

We create, own and maintain various intellectual property assets which, in the aggregate, are of material importance to our business. Our intellectual property assets include: one patent and twelve pending patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software, documentation, content and databases; and trade secrets relating to data processing, statistical methodologies, data security and other aspects of our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed on a non-exclusive basis to use certain technology and other intellectual property rights owned and controlled by us.

We rely on patent, copyright, trademark and trade secret laws as well as confidentiality agreements, licenses and other agreements with employees, consultants, vendors and clients. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology and other intellectual property. We have one issued patent for our medication management system and method, which is U.S. Pat. No. 8,392,220, issued on March 5, 2013. This issued patent expires on November 8, 2031. We also have five patent applications pending in the United States.  The first application, Application No. 14/579,283, filed on December 22, 2014 relates to medication risk mitigation systems and methods.  The second application, Application No. 15/008,555, filed on January 28, 2016, relates to medication risk mitigation matrix systems and methods. The third application, Application No. 16/026,686, filed on July 3, 2018, relates to medication regimens and associated methods.  The fourth application, Application No. 16,302,824, filed on November 19, 2018, relates to methods of treatment having reduced drug-related toxicity and methods of identifying the likelihood of patient harm arising from prescribed medications.  This application also has related foreign counterpart applications in Canada, China, Japan, Mexico and Europe. The fifth application, Application No. PCT/US2018/058405 filed on Oct 31, 2018 is related to population-based medication risk stratification and personalized medication risk score.  We also have a pending design patent application, Application No. 29/643,059, filed on April 4, 2018, related to a user interface for medication analysis.  We own four copyright registrations in connection with the following software: EireneRx, PACElogic, Mobile Workforce Manager, and Enterprise Services.

We own and use trademarks in connection with products and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: EireneRx®, Medication Risk Mitigation by CareKinesis®, MedWise Advisor®, NiaRx®, CareVentions™, Tabula Rasa HealthCare®, SinfoníaRx®, SinfoníaRx Medication Management®, Medliance®, Capstone Performance

System®, Medication Risk Mitigation™, Medication Risk Mitigation Matrix™, Peak PACE Solutions™, Mediture®, TruChart®, Cognify™, PACElogic™, DoseMe™, and DoseMeRX™.

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

A non-exhaustive list of federal and state statutes, regulations, sub-regulatory guidance and contractual provisions that may apply to our business activities include:

Healthcare Legislation

In 2010, Congress passed major health reform legislation, mostly through the Affordable Care Act (ACA). Generally, the ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. Following passage, the U.S. government has issued numerous rules and regulations to implement the provisions of the Act. While not all of these rules, regulations, and reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

The Trump Administration and the United States Congress, which now is divided with Democrats controlling the House and Republicans controlling the Senate, are considering a number of competing legislative and regulatory proposals which could, if passed into law, impact the healthcare system, the ACA, and/or the Medicare and Medicaid programs. Congress may take up legislation to reduce prescription drug costs, increase price transparency for consumers, restrict the sale of certain classes of drugs, and reform medication management practices, among others. While not all of the potential legislation, if enacted, would affect our business directly, many could impact some or many of our business arrangements directly or indirectly.  Given that legislative and regulatory change is still being formulated, we cannot predict with any certainty the outcome of any future legislation or regulation.

A case currently pending before the U.S. Court of Appeals for the Fifth Circuit, Texas v. U.S., challenges the constitutionality of the ACA. The action, brought by various state attorneys general, alleges the U.S. Congress invalidated the ACA when it zeroed out the tax-based shared responsibility payment, commonly known as the “individual mandate,” under the Tax Cuts and Jobs Act of 2017 (Pub. L. 115-97). A procedural stay, granted by the lower court, leaves the ACA intact while the case remains under appeal. The Democratic-led U.S. House of Representatives has moved to intervene in the case. The changing wave in Congress could the trajectory of how the case will be prosecuted from the Government’s perspective, and may bode well for the ACA long term. The environment regarding the provisions of the ACA has somewhat stabilized, but specific outcomes are difficult to predict.  The timeframe for conclusion and final outcome of this litigation is uncertain given the possibility of appeal to the U.S. Supreme Court. A decision in Texas v. U.S. to change or invalidate the ACA could have a materially adverse effect on future business and operating results.

On Oct. 24, 2018, President Trump signed legislation into law aimed at curbing the opioid crisis in the U.S. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (Pub. L. 115-271), or SUPPORT Act, includes provisions that address law enforcement, public health, and coverage under the Medicare and Medicaid programs. Broad in scope, the legislation increases federal oversight with respect to the production and distribution of opioids, bolsters fraud prevention safeguards, enhances oversight of prescription opioids, expands coverage of opioid addiction treatment services, and authorizes consumer education and provider training programs aimed at preventing and treating opioid use disorders.

Given the focus on addressing the opioid epidemic and the repeated call by the Administration to improve transparency in drug pricing and oversight, the legislative environment surrounding prescription drug is in flux. While not all legislative reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

On October 10, 2018, two pieces of legislation were enacted to enhance drug price transparency. The Know the Lowest Price Act (Pub. L. 115-262) and the Patient Right to Know Drug Prices Act (Pub. L. 115-263), each prevent various parties from instituting “gag” orders or clauses against pharmacists and pharmacies, which heretofore may have prevented a pharmacist from disclosing the lowest available price of a drug to a consumer.  These laws may have a financial impact on various stakeholders due to pressures to develop more competitive pricing. It is not clear how these changes might affect our business.

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

HIPAA Healthcare Fraud Provisions

HIPAA also created additional federal criminal statutes regarding fraud. Specifically, the HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, or to obtain by false or fraudulent pretenses any of the money or property owned by a healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, and willfully obstructing a criminal investigation of a healthcare offense. The HIPAA healthcare fraud statutes also prohibit, among other things, concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. The ACA amended the intent standard for certain healthcare fraud statutes under HIPAA, like the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Those found to have aided in a violation of these prohibitions are deemed by statute to have committed the offense and are punishable as a principal offender. More recently, the Bipartisan Budget Act of 2018 (H.R. 1892) enhanced the penalties associated with Anti-Kickback Statute violates.

State and Federal Data Privacy and Security Laws

We process, collect, use and disclose individual patient data for patients directly or for our clients and therefore, are subject to various laws protecting privacy and security of the patient information. Certain segments of our company qualify as a "Covered Entity" under HIPAA, and others qualify as a "Business Associate" to our partners who are Covered Entities and as such we are required to comply with HIPAA and the HITECH Act, as implemented through regulations promulgated thereunder by HHS, including the HIPAA Omnibus Final Rule, the HIPAA Privacy Rule and the HIPAA Security Rule. HIPAA generally requires Covered Entities and their Business Associates to adopt certain safeguards to ensure the privacy and security of protected health information, or PHI, and to limit uses and disclosures of such PHI to those permissible under the law. When Covered Entities utilize Business Associates to provide services, pursuant to which the Business Associate may access the Covered Entity's PHI, the parties must enter into a Business Associate agreement through which the Business Associate must contractually agree to safeguard PHI in certain ways and to notify the Covered Entity of improper uses or disclosures of PHI.

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

Many states also have similar data privacy and security laws that track federal requirements or impose different and/or more stringent conditions for use and disclosure of PHI. Failure to comply with these laws may also result in the imposition of significant civil and/or criminal penalties.  The California Consumer Privacy Act of 2018, or  the CCPA, will impose rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA must comply by January 1, 2020.

Federal and State Oversight of Medical Devices, Genomic Testing, Drugs, and Controlled Substances

Some technologies and software applications used in connection with healthcare analytics and genomic testing and analysis are considered medical devices and are subject to regulation by the Food and Drug Administration, or the FDA. The 21st Century Cures Act (Pub. L. 114-255), enacted in December 2016, included certain changes to the Federal Food, Drug, and Cosmetic Act to exempt certain medical-related software from FDA regulation. In December 2017, FDA issued a draft guidance document, Clinical and Patient Decision Support Software, which set forth FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for clinical decision support, or CDS, software. Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could final finalize its guidance for Clinical and Patient Decision Support Software in such a way that it excludes our software and technologies from the scope of the CDS exemption under the 21st Century Cures Act. If the FDA determines that any of our current or future services, technologies or software applications are regulated by the FDA as medical devices, we would become subject to various statutes, regulations and policies enforced by the FDA and other governmental authorities including both premarket and post-market requirements, and we would need to bring the affected services, technologies, and/or software into compliance with such requirements. FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements.

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

Anti-Kickback Laws

The federal Anti-Kickback Statute, or AKS, makes it unlawful for individuals or entities, among other things, to knowingly and willfully solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce or reward the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal healthcare program, or the purchase, lease or order, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part under a federal healthcare program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from federal healthcare programs. More recently, the Bipartisan Budget Act of 2018 (H.R. 1892) enhanced the penalties associated with Anti-Kickback Statute violates.

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

Employees

As of December 31, 2018, we had 952 employees. None of our employees are represented by labor unions or subject to collective bargaining agreements and substantially all of our employees currently work in the United States. We consider our employee relations to be good.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website. Our website address is www.tabularasahealthcare.com.

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

As of December 31, 2018, we had an accumulated deficit of $66.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development program, acquisitions and from general and administrative costs associated with our operations. Our ability to generate net income is dependent upon, among other things, the acceptance of our products and services by, and the strength of, our existing and potential clients.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from 29 employees on January 1, 2011, the beginning of our first year of active operations, to 952 employees as of December 31, 2018, and our revenue increased from $133.5 million for the year ended December 31, 2017 to $204.3 million for the year ended December 31, 2018. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer and our revenue could decline. Our growth to date has increased the significant demands on our management, our operational and financial systems, IT infrastructure, security mechanisms and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees, including software engineers, quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could cause the market price of our common stock to decline.

We have experienced significant growth since 2011, our first year of active operations, with total revenue growing from $5.8 million for the year ended December 31, 2011, to $204.3 million for the year ended December 31, 2018. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to new clients and to expand our client base in the healthcare industry and with provider and payor organizations. We may not be successful in executing on our growth strategies and may not continue to grow our revenue at similar rates as we have in the past. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our products and services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future products and services and our ability to attract and retain a sufficient number of qualified sales and marketing personnel. In addition, clients in some market segments in which we have a more limited presence may be slower to adopt our products and services than we currently anticipate.

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

We derive a significant portion of our revenue from PACE organizations, which are our largest clients, accounting for 64.6% of our revenue for the year ended December 31, 2018. PACE organizations reflect a relatively new, value-based model for providing healthcare to the elderly and are funded by both Medicare and Medicaid. If the laws and regulations that currently promote PACE organizations were to change in a way that makes operating a PACE organization less attractive, if other Medicare or Medicaid reimbursement models are developed that are more attractive to the healthcare providers that operate PACE organizations or if the prevalence of PACE organizations were to decline for any other reason, our ability to generate revenue and grow our business may be compromised.

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

Our largest ten clients accounted for 56%, 63%, and 51% during the years ended December 31, 2018, 2017, and 2016, respectively.  Our engagement with our ten largest clients is generally covered through contracts that are multi-year in their duration. One or more of these clients may decline to renew their existing contracts with us upon expiration and any such failure to renew could have a negative impact on our revenue and compromise our growth strategy. Further, if one or more of these clients significantly decreases its use of our solutions, we would lose revenue and our growth would be compromised. During 2017, we signed a master agreement with Trinity Health Corporation covering 11 PACE facilities, which represented 18% of total revenue for the year ended December 31, 2017 and 14% of total revenue for the year ended December 31, 2018. Prior to signing this master agreement, each of these PACE facilities had separate contracts with us and were considered separate, individual, clients. For the year ended December 31, 2016 no single client accounted for greater than 10% of revenue. On a combined basis, the 11 PACE facilities, now covered by the master agreement with Trinity Health Corporation, represented 17% of total revenue for the year ended December 31, 2016.

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

We provide medication risk management services which includes answering prescriber questions and making recommendations to prescribers at the point-of-prescribing, during pharmacist consultation and at periodic patient review. In the event that optimizing a patient's medication regimen through recommendations made by our technology or our pharmacists contributes to an ADE, clients and patients could assert liability claims against us, which may not be subject to a contractually agreed upon liability cap, and clients could attempt to cancel their contracts with us. Such instances may also generate significant negative publicity that could harm our reputation, increase our costs and materially affect our results of operations.

Future sales to clients outside the United States or clients with international operations might expose us to risks inherent in international markets, which could hurt our business.

An element of our growth strategy is to further expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. In January 2019, we completed our acquisition of DoseMe which is based in Brisbane, Australia and, in January 2018, SRx signed its first international license agreement with a Canadian company. Because of our limited of experience with international operations, our current and any potential future international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our products and services in the international markets we enter. In addition, we will face risks in doing business internationally that could hurt our business, including:

•	the need to localize and adapt our products and services for specific countries, including translation into foreign languages and associated expenses;

•	difficulties in staffing, supporting and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	international political and economic conditions;

•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors, including trade protection measures;

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

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. Any further expansion in our international operations will require significant management attention and financial resources.  We cannot be certain that the investment and additional resources required in establishing and expanding our international operations will produce desired levels of revenue or profitability. If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the U.S. Foreign Corrupt Practices Act of 1977) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we may be required to, or choose to, operate with local business partners, which would require us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

We purchase a significant portion of our pharmaceutical products from one wholesaler.

Effective March 2016, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation, or AmerisourceBergen, a drug wholesaler, to provide us with the pharmaceutical products we sell. The prime vendor agreement was subsequently amended and restated effective May 1, 2016. As part of this agreement, we are obligated to purchase at least 95% of the total dollar amount of prescription pharmaceutical products we sell from AmerisourceBergen. The contract also commits us to a monthly minimum purchase obligation of approximately $1.75 million. Our amended and restated contract with AmerisourceBergen has an initial term of three years expiring April 30, 2019, and can be terminated by, among other things, either party's material breach that continues for 30 days or a payment default that continues for five days after notice thereof. We currently expect to negotiate a new contract with AmerisourceBergen or another drug vendor in 2019. If we fail to reach a new agreement with AmerisourceBergen or another drug vendor on reasonable terms, or at all, or we are otherwise unable to purchase our pharmaceutical products from AmerisourceBergen or another drug vendor, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts.

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

We rely on third-party vendors to host and maintain our technology platform, including our EireneRx and MedWise software. Our ability to offer our products and services and operate our business is dependent on maintaining our relationships with third-party vendors, particularly Amazon Web Services, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors' facilities, the occurrence of a natural disaster, cyber incident, decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruptions could cause our platform to be unavailable to our clients and impair our ability to deliver products and services and to manage our relationships with new and existing clients.

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

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. For example, we completed our acquisitions of Peak PACE, Mediture and Cognify in 2018 and DoseMe in January 2019. Future acquisitions and investments could pose numerous risks to our operations, including:

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

As of December 31, 2018, our total indebtedness was $97.3 million which includes amounts outstanding on the Amended and Restated 2015 Line of Credit, capital lease liabilities, and acquisition-related contingent consideration liabilities. The Amended and Restated 2015 Line of Credit provides for borrowings, on a revolving basis, in an aggregate amount up to $60.0 million to be used for general corporate purposes. The Amended and Restated 2015 Line of Credit is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. If we are unable to repay any secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral pledged to the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings. As of December 31, 2018, there were aggregate borrowings of $45.0 million outstanding under the Amended and Restated 2015 Line of Credit.

We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have required a significant investment of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing platform and services, hire additional sales and marketing personnel, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. As of December 31, 2018, we had $20.3 million of cash.

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

In addition, at any time, United States federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, which made widespread changes to the Internal Revenue Code, was signed into law; while we believe that this law generally will have a favorable effect on corporations and their stockholders, uncertainty remains regarding the full effect that this law will have on us and our customers, stockholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could adversely affect our business, financial condition and results of operations, and adversely impact our stockholders.

Occasionally, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. Shortfalls in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations.

We are currently licensed to operate in all fifty states and file state income tax returns in 31 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

We face additional risks as a result of our recent acquisitions and potential future acquisitions and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of these acquisitions or do so within the anticipated timeframe.

We have acquired several new businesses in the past and may pursue additional acquisitions in the future. For example, we recently acquired a number of new businesses, including our acquisition of SRx in 2017, our acquisitions of Peak PACE, Cognify and Mediture in 2018 and our acquisition of DoseMe in January 2019. Each acquisition involved, or may involve, a combination of two businesses or companies that previously operated independently, and, as a result of the acquisition, the combined company faces, or may face, various additional risks, including, among others, the following:

•	our inability to successfully evaluate and utilize acquired products, services, technology or personnel;

•	disruption to the acquired business’s operations and relationships with service providers, customers, employees and other partners;

•	negative effects on our products, product pipeline and services from the changes and potential disruption that may follow the acquisition;

•	diversion of our management’s attention from other strategic activities;

•	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the acquisition;

•	diversion of significant resources from the ongoing development of our existing products, services and operations; and

•	greater than anticipated costs related to the integration of the acquired business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating the operations acquired as part of our past or future acquisitions into our operations could result in unforeseen operating difficulties and require significant resources.

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

The process of integrating the businesses acquired in any acquisition and their associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

•	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to an acquisition;

•	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

•	stock volatility due to investors’ uncertainty regarding the value of the acquired businesses;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of an acquisition in a timely manner, or at all; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of an acquisition.

Notwithstanding the due diligence investigation we performed, or may perform, in connection with any acquisition, the acquired businesses may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed, or currently intend to perform, significant due diligence on each acquired businesses prior to consummating its acquisition, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by the acquired businesses and their representatives when conducting due diligence and evaluating the results of such due diligence. We did not, and will not, control and may be unaware of activities of an acquired business before its acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Our post-closing recourse with respect to an acquisition may be limited under the relevant merger or purchase agreement.

The obligation of the relevant sellers to indemnify us with respect to an acquisition may be limited to, among others, breaches of specified representations and warranties and covenants included in the applicable merger or purchase agreement. Except in the event the sellers or the acquired business breaches certain, limited fundamental representations or with respect to fraud, intentional misrepresentation or willful misconduct, we are often unable to make a claim for indemnification with respect to representations and warranties unless and until the indemnifiable losses exceed an amount specified in each merger or purchase agreement. We may also be limited in our ability to make a claim for a breach of a non-fundamental representation after a certain date following the closing of the relevant acquisition.  We have obtained representation and warranty insurance policies in connection with past acquisitions and may seek to obtain similar policies in the future. Our ability to make a claim under any such policy for a breach of a representation will also likely be limited after a certain date following the closing of the relevant acquisition.  If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the sellers or our representation and warranty insurance policy, if available, which could have a material adverse impact on our business and results of operations.

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

We currently own the web domain names www.tabularasahealthcare.com, www.trhc.com, www.carekinesis.com, www.careventions.com, www.medliance.com, www.capstoneperformancesystems.com, www.eirenerx.com, www.medwiseadvisor.com,  www.niarx.com, www.sinfoniarx.com, www.mediture.com, www.cognify.com, and www.doseme-rx.com, which are critical to the operation of our business. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.

We could incur substantial costs as a result of any claim of infringement of another party's intellectual property rights.

Our commercial success depends in part on our ability to develop and commercialize our products and services without infringing or being claimed to have infringed the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for technology-enabled healthcare solutions in the United States expands and intellectual property protections asserted by others increase, the risk increases that there may be intellectual property asserted by others and patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our clients, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. In addition, we have received letters from third parties from time to time claiming that our software, technologies and methodologies are covered by their patents or that our activities are otherwise violating their patents, trademarks, copyrights or other intellectual property rights, and future claims may require us to expend time and money to address and resolve these claims. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from other technology-reliant companies.

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

A case currently pending before the U.S. Court of Appeals for the Fifth Circuit, Texas v. U.S., challenges the constitutionality of ACA. The action, brought by various state attorneys general, alleges the U.S. Congress invalidated the ACA when it zeroed out the tax-based shared responsibility payment, commonly known as the “individual mandate,” under the Tax Cuts and Jobs Act of 2017 (Pub. L. 115-97). A procedural stay, granted by the lower court, leaves the ACA intact while the case remains under appeal. The Democratic-led U.S. House of Representatives has moved to intervene in the case. The timeframe for conclusion and final outcome of this litigation is uncertain given the possibility of appeal to the U.S. Supreme Court. A decision in Texas v. U.S. to change or invalidate the ACA could have a materially adverse effect on future business and operating results.

On Oct. 24, 2018, President Trump signed legislation into law aimed at curbing the opioid crisis in the U.S. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (P.L. 115-271), or SUPPORT Act, includes provisions that address law enforcement, public health, and coverage under the Medicare and Medicaid programs. Broad in scope, the legislation increases federal oversight with respect to the production and distribution of opioids, bolsters fraud prevention safeguards, enhances oversight of prescription opioids, expands coverage of opioid addiction treatment services, and authorizes consumer education and provider training programs aimed at preventing and treating opioid use disorders. The potential for additional regulatory oversight and enforcement will likely add to the costs associated with the prescription and any downstream handling of medications. Whether it impacts medication management companies or health plans is difficult to determine without seeing the implementing regulations, but given the intent to crack down on opioid abuse in this country, it is likely that more time, attention and personnel will be required to ensure compliance.  Implementation of the SUPPORT Act has been slow to occur, being somewhat impeded by the partial government shutdown of December 22, 2018 to January 25, 2019. We cannot be sure whether additional legislative changes will be enacted, given the continued scrutiny of prescription opioids by the U.S. Congress, or predict what the impact of future regulations generated by the SUPPORT Act, if any, may be.

On October 10, 2018, two pieces of legislation were enacted to enhance drug price transparency. The Know the Lowest Price Act (S. 2553) and the Patient Right to Know Drug Prices Act (S. 2554), each prevent various parties from instituting “gag” orders or clauses against pharmacists and pharmacies, which heretofore may have prevented a pharmacist from disclosing the lowest available price of a drug to a consumer.  These laws may have a financial impact on insurers and pharmacy benefit managers, as they may have to develop more competitive pricing in certain situations.

Additionally, a significant amount of our business depends on the evolution of the health care environment and concomitant clinical integration and care coordination, including certain demonstration projects operated by the federal government. If these demonstration projects are modified, cancelled, or not ultimately made permanent as part of federal health care programs, this might affect demand for the types of services we provide.

In addition, we are subject to various other healthcare laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, including the federal Anti-Kickback Statute, antitrust laws and the data privacy and security laws and regulations described below. For instance, the CCPA will impose rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA must comply by January 1, 2020.  If we were to become subject to litigation or liabilities or found to be out of compliance with these or other laws, our business could be hurt. We may become subject to litigation, which could be costly and result in significant liability.

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

•

State data privacy and security laws that track federal requirements or impose more stringent or different requirements than HIPAA regarding storage, transmission, use and disclosure of protected health information, general individually identifiable information or other sensitive information. The CCPA will impose rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA must comply by January 1, 2020.

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

•

A number of FDA regulations and guidance documents are relevant to our business. Some technologies and software applications used in healthcare analytics, genomic testing, and analysis are considered medical devices and are subject to regulation by the FDA. However, the 21st Century Cures Act, signed into law in 2016, created new statutory exemptions for medical-related software, and the FDA has issued draft guidance documents for its proposed interpretation of these exemptions.  If the FDA determines that any of our current or future services, technologies, or software applications are regulated by the FDA as medical devices, we would become subject to various laws, regulations and policies enforced by the FDA or other governmental authorities, including both premarket and post-market requirements, and we would need to bring the affected services, technologies, or software into compliance with such requirements. The FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements. The FDA and state regulators, such as state boards of pharmacy, also regulate drug packaging and repackaging. Our drug packaging activities must comply with the relevant FDA and state statutes, regulations and policies. Noncompliance with applicable FDA or state requirements, including those related to pharmaceutical and medical device promotional practices and the pre-market and post-market approval requirements for medical devices can result in an enforcement action that could substantially harm our business. Changes in existing regulatory requirements, our failure to comply with current or future requirements or adoption of new requirements could negatively affect our business.

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

Our executive officers and directors, combined with our stockholders who own more than five percent of our outstanding capital stock, in the aggregate, beneficially own shares representing approximately 24% of our capital stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

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

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

The market price for our common stock has varied between a high of $91.16 on September 5, 2018 and a low of $28.55 on March 1, 2018 in the twelve-month period ending on February 28, 2019. This volatility may affect the price at which you could sell the common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “—Risks Relating to Our Business and Industry”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of February 25, 2019, we had outstanding approximately 21,128,632 shares of our common stock, of which approximately 1,358,000 are restricted, and options to purchase approximately 2,750,000 shares of our common stock (of which approximately 1,467,000 were exercisable) as of that date. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

We identified a material weakness in our internal controls over financial reporting as of December 31, 2018 related to our failure to design and maintain user access and program change management controls that adequately restricted user and privileged access and program change related to a certain information technology system that supports the SRx business. Our process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted. Management believes this material weakness did not result in any identified misstatements to our financial statements.

In addition, during the quarter ended December 31, 2018, our management identified other deficiencies in the design and operation of controls related to administrative access and program change management of certain other information technology systems, which based upon our assessment when considered in the aggregate was a material weakness. During the quarter ended December 31, 2018, management designed and implemented a remediation plan, tested the new or remediated controls and concluded that any remaining deficiencies did not represent a material weakness.

However, if we have additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected and we could become subject to investigations by the NASDAQ Global Market, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

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

To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. For example, our management has dedicated additional resources to implementing measures designed to ensure that the control deficiencies contributing to the material weakness related to ineffective process level automated controls and manual controls related to the SRx business and the other control deficiencies, discussed above, are remediated. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company will also require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may also divert management's attention from other business concerns.

As of January 1, 2019, we are no longer an "emerging growth company" as defined in the JOBS Act and we are no longer eligible to take advantage of temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, we have incurred and expect to continue to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. Moreover, if we do not comply with the requirements of Section 404, or if we identify additional deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources

Our business and stock price may suffer as a result of our limited public company operating experience.

We were a privately held company since we were founded in 2009 until the completion of our initial public offering, or IPO, in October 2016. Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our stock price may be harmed.

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

Risks Related to Our Convertible Senior Subordinated Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2026 Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2026 Convertible Notes that could have the effect of diminishing our ability to make payments on the 2026 Convertible Notes when due. Our Amended and Restated 2015 Line of Credit restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Convertible Notes in cash or to repurchase the 2026 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Convertible Notes.

Holders of the 2026 Convertible Notes have the right to require us to repurchase all or a portion of their 2026 Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any.  In addition, upon conversion of the 2026 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Convertible Notes surrendered therefor or the 2026 Convertible Notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the 2026 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2026 Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In certain circumstances specified in the indenture governing the 2026 Convertible Notes, holders of the 2026 Convertible Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2026 Convertible Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2026 Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2026 Convertible Notes to their face amount over the term of the 2026 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2026 Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2026 Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2026 Convertible Notes, then our diluted earnings per share would be adversely affected.

In connection with the 2026 Convertible Notes, we entered into convertible note hedge and warrant transactions which may affect the value of our common stock.

In connection with the pricing of the 2026 Convertible Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the Convertible Notes and/or their respective affiliates, which we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. If the initial purchasers exercise their over-allotment option, we expect to enter into additional convertible note hedge and warrant transactions with the option counterparties.

In connection with establishing their initial hedges of the convertible note hedge and warrant transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with, or shortly after, the pricing of the 2026 Convertible Notes. This activity may have increased (or reduced the size of any decrease in) the market price of our common stock at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Convertible Notes (and are likely to do so during any observation period related to a conversion of 2026 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Moorestown, New Jersey, where we occupy 74,565 square feet of space under three lease agreements that expire in November 2027. At our corporate headquarters, 24,855 square feet is utilized for prospective medication risk management using our proprietary technology and pharmacy distribution services, including competitive-inhibition informed robotic adherence packaging. An additional 24,855 square feet is utilized for our Enhanced Medication Therapy Management call center pharmacists and technicians, and 24,855 square feet is utilized for office space. We entered into a new lease to expand the office space of our corporate headquarters with an additional 25,497 square feet, which we expect to begin occupying during the first quarter of 2019. We also entered into new leases for 10,646 square feet of office spaces in Florida to support a new scientific research and education center, which we began to occupy during the first quarter of 2019.

In addition, as of December 31, 2018, we leased an aggregate of 27,140 square feet at the following locations: Boulder, Colorado; Charleston, South Carolina; San Francisco, California; Phoenix, Arizona and St. Louis, Missouri. This includes 12,637 square feet dedicated to pharmacy distribution services in Boulder, Colorado and South San Francisco, California and 9,968 square feet in Charleston, South Carolina dedicated to a software research and development center.

To support medication risk mitigation services and administrative offices for SRx, as of December 31, 2018, we leased an aggregate of 30,065 square feet in Tucson, Arizona; Phoenix, Arizona; Gainesville, Florida; and Austin, Texas. As a result of the acquisitions of Peak PACE and Mediture in 2018, we acquired 21,607 square feet of space under lease agreements for health plan management services and administrative offices in Webster Groves, Missouri and Eden Prairie, Minnesota.

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

Holders

As of February 25, 2019, we had 96 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities

Dividends

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between September 29, 2016, the first day of trading of our common stock, and December 31, 2018, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the IPO price of $12 on September 29, 2016 in our common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	9/29/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Tabula Rasa Healthcare, Inc.	100.00	96	101	91	101	180	189	261	429	546	428
NASDAQ Composite	100.00	101	102	113	118	125	133	136	145	156	129
NASDAQ Healthcare Index	100.00	101	94	104	110	118	115	115	123	137	110

Purchases of Equity Securities

On April 25, 2017 our board of directors authorized the repurchase of up to $5.0 million of our common stock at prevailing market prices, from time to time during the 12 months following April 25, 2017, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. On March 14, 2018, our board of directors extended the term of the repurchase program for an additional 12 months, expiring on March 15, 2019. We fund repurchases of our common stock through a combination of cash on hand, cash generated by operations or borrowings under our Amended and Restated 2015 Line of Credit. During the year ended December 31, 2018, we repurchased 80,000 shares at an average price of $35.82 per share for a total of $2.9 million.

The following table presents information relating to the shares repurchased during the year ended December 31, 2018:

			Total number of	Maximum dollar
	Total		shares purchased	value of shares
	number of	Average	as part of publicly	that may yet
	shares	price paid	announced plans	be purchased under the
	purchased	per share	or programs	plans or programs
				(In thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$4,041
February 1, 2018 - February 28, 2018	—	—	—	4,041
March 1, 2018 - March 31, 2018	80,000	35.82	80,000	1,175
April 1, 2018 - April 30, 2018	—	—	—	1,175
May 1, 2018 - May 31, 2018	—	—	—	1,175
June 1, 2018 - June 30, 2018	—			1,175
July 1, 2018 - July 31, 2018	—	—	—	1,175
August 1, 2018 - August 31, 2018	—	—	—	1,175
September 1, 2018 - September 30, 2018	—	—	—	1,175
October 1, 2018 - October 31, 2018	—	—	—	1,175
November 1, 2018 - November 30, 2018	—	—	—	1,175
December 1, 2018 - December 31, 2018	—	—	—	1,175
Total	80,000	$35.82	80,000	$1,175

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31,
	2018	2017*	2016*	2015	2014
Consolidated Statement of Operations Data:
Revenue:
Product revenue	$112,760	$95,238	$76,779	$60,060	$46,878
Service revenue	91,510	38,247	18,012	9,979	1,550
Total revenue	204,270	133,485	94,791	70,039	48,428
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	84,935	72,778	57,724	45,829	37,073
Service cost	52,734	20,877	7,453	3,299	739
Total cost of revenue, exclusive of depreciation and amortization	137,669	93,655	65,177	49,128	37,812
Operating expenses:
Research and development	12,222	5,628	3,811	2,877	1,660
Sales and marketing	9,667	5,542	3,860	2,880	2,272
General and administrative	28,181	21,181	11,886	7,115	3,970
Change in fair value of acquisition-related contingent consideration expense (income)	49,468	(6,173)	(338)	(2,059)	790
Depreciation and amortization	16,802	9,512	5,115	3,933	1,817
Total operating expenses	116,340	35,690	24,334	14,746	10,509
Income from operations	(49,739)	4,140	5,280	6,165	107
Other expense (income):
Change in fair value of warrant liability	—	—	(639)	2,786	269
Interest expense	906	688	4,488	5,915	1,354
Loss on extinguishment of debt	—	—	6,411	—	—
Total other expense	906	688	10,260	8,701	1,623
(Loss) income before income taxes	(50,645)	3,452	(4,980)	(2,536)	(1,516)
Income tax (benefit) expense	(3,376)	(9,339)	541	328	(409)
Net (loss) income	$(47,269)	$12,791	$(5,521)	$(2,864)	$(1,107)
Net (loss) income attributable to common stockholders:
Basic	$(47,269)	$12,791	$(3,082)	$(12,830)	$(4,991)
Diluted	$(47,269)	$12,791	$(6,160)	$(12,830)	$(4,991)
Net (loss) income per share attributable to common stockholders:
Basic	$(2.48)	$0.76	$(0.41)	$(2.97)	$(1.23)
Diluted	$(2.48)	$0.68	$(0.53)	$(2.97)	$(1.23)
Weighted average common shares outstanding:
Basic	19,098,294	16,730,418	7,486,131	4,318,779	4,052,590
Diluted	19,098,294	18,774,374	11,591,210	4,318,779	4,052,590

Adjusted EBITDA (1)	$29,321	$17,247	$14,362	$8,604	$2,968

*The consolidated statements of operations for the years ended December 31, 2017 and 2016 were retroactively adjusted for the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. See Note 3 of our Notes to the Consolidated Financial Statements in Part IV, Item 5 of this Annual Report on Form 10-K for additional information.

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

	December 31,
	2018	2017*	2016*	2015	2014
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash	$20,278	$10,430	$4,345	$2,026	$4,122
Working capital **	(12,417)	7,684	7,558	(39,440)	(9,822)
Total assets	270,957	187,832	75,642	58,602	58,823
Line of credit	45,000	—	—	10,000	6,860
Long-term debt, including current portion	1,097	1,705	1,746	13,956	15,110
Notes payable to related parties	—	—	—	250	1,014
Notes payable related to acquisition	—	—	—	15,620	14,350
Warrant liability	—	—	—	5,569	2,783
Total liabilities	131,948	63,944	16,633	61,257	59,818
Total redeemable convertible preferred stock	—	—	—	28,973	19,007
Total stockholders’ equity (deficit)	$139,009	$123,888	$59,009	$(31,628)	$(20,002)

*The consolidated balance sheet data as of December 31, 2017 and 2016 was retroactively adjusted to record the impact of the adoption of ASU 2014-19. See Note 3 of our Notes to the Consolidated Financial Statements in Part IV, Item 5 of this Annual Report on Form 10-K for additional information.

**Working capital as of December 31, 2018 was negative due to the inclusion of $43.4 million for the current portion of the acquisition-related contingent consideration liability. See Note 18 of our Notes to the Consolidated Financial Statements in Part IV, Item 5 of this Annual Report on Form 10-K for additional information.

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

Overview

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide health plan management services, and pharmacy cost management services, which help our clients to properly characterize patient acuity (severity of health condition), optimize and reconcile the associated payments for care, assure vendor compliance with contracted terms and document clinical interactions.

Our suite of cloud-based software solutions provides prescribers, pharmacists and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing ADEs, enhancing quality of care and avoiding preventable hospital admissions. Many of our products and services are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, which enables both optimization of a patient's medication regimen, through personalized medication selection, dosage levels, and time-of-day administration and reduction of the total medication burden by eliminating unnecessary prescriptions.

The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. Our software-enabled solutions can be bundled with adherence-focused prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients.  These pharmacies use cutting edge packaging technology that promotes adherence to patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in eight call centers throughout the United States, is available to support prescribers at the point of care through our proprietary technology platform, including real-time secure messaging, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2016 and 2017 we were serving 133 and 170 healthcare organizations, respectively, and as of December 31, 2018, this number had grown to 224 healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements.

Our total revenues for the years ended December 31, 2018, 2017, and 2016 were $204.3 million, $133.5 million, and $94.8 million, respectively. We incurred a net loss of $47.3 for the year ended December 31, 2018, generated net income of $12.8 million for the year ended December 31, 2017 and incurred a net loss of $5.5 million for the year ended December 31, 2016. Our adjusted EBITDA for the year ended December 31, 2018 was $29.3 million compared to $17.2 million and $14.4 million for the years ended December 31, 2017 and 2016, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net losses to Adjusted EBITDA.

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

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues	$204,270	$133,485	$70,785	53%
Net (loss) income	(47,269)	12,791	(60,060)	nm
Adjusted EBITDA	29,321	17,247	12,074	70%

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Revenues	$133,485	$94,791	$38,694	41%
Net income (loss)	12,791	(5,521)	18,312	nm
Adjusted EBITDA	17,247	14,362	2,885	20%

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

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not been renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 99%, 99%, and 98% for the years ended 2018, 2017, and 2016, respectively.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 96%, 95%, and 93% for the years ended 2018, 2017, and 2016, respectively.

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

Recent Developments

Initial Public Offering

On October 4, 2016, we completed the IPO of our common stock pursuant to which we issued 4,300,000 shares of our common stock, plus the exercise of the underwriters’ option to purchase an additional 645,000 shares of common stock, at an issuance price of $12.00 per share. We received net proceeds of $55.2 million after deducting underwriting discounts and commissions of $4.2 million, but before deducting other offering expenses. Immediately prior to the completion of the IPO, all of our then outstanding Class A Non-Voting common stock and Class B Voting common stock, totaling 5,583,405 shares, were redesignated into shares of common stock, par value $0.0001 per share, and all of our then outstanding convertible preferred stock converted into an aggregate of 5,089,436 million shares of common stock, par value $0.0001 per share. Our common stock is listed on the NASDAQ Global Market under the symbol “TRHC.”

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

Acquisitions

On January 2, 2019, we completed our acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia, or DoseMe. DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10.0 million paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of our common stock and (iii) contingent purchase price consideration to be paid 50% in cash and 50% in our common stock based on the financial results of DoseMe. We are not obligated to pay more than $10.0 million in cash and our common stock for the contingent payment.

On October 19, 2018, our wholly-owned subsidiary, TRHC MEC Holdings, LLC, acquired all of the issued and outstanding capital stock of Cognify, Inc., a California corporation, or Cognify, pursuant to a Stock Purchase Agreement. Cognify is a leading electronic health records solutions and services provider in the PACE market and to managed long-term care and medical home providers.  The consideration for the acquisition was comprised of (i) cash consideration of $10.8 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of 93,579 shares of our common stock; and (iii) contingent purchase price consideration to be paid 50% in cash and 50% in our common stock based on the financial results of the acquired business and certain other factors set forth in the purchase agreement. The stock consideration issued upon closing had an acquisition-date fair value of $7.5 million. We are not obligated to pay more than $14.0 million in cash and our common stock for the contingent payment.

On August 31, 2018, our wholly-owned subsidiary, TRHC MEC Holdings, LLC, entered into a Membership Interest Purchase Agreement with each member of Mediture LLC, a Minnesota limited liability company, and eClusive L.L.C., a Minnesota limited liability company, collectively Mediture, pursuant to which we acquired all of the issued and outstanding membership and economic interests of Mediture.  Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also services several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) cash consideration of $18.5 million paid upon closing, subject to certain customary post-closing adjustments, and (ii) the issuance of 45,561 shares of our common stock. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $4.0 million.

On May 1, 2018, we entered into an Asset Purchase Agreement with Peak PACE Solutions, LLC, or Peak PACE, and certain other parties thereto pursuant to which we acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7.7 million payable upon the closing of the acquisition, subject to certain customary post-closing adjustments and (ii) contingent purchase price to be paid in cash based on the achievement of certain performance goals for the twelve-month period ended December 31, 2018. In no event are we obligated to pay more than $10.0 million in cash purchase price for the entire transaction.

On September 6, 2017, we entered into an Agreement and Plan of Merger with Sinfonía HealthCare Corporation, pursuant to which we acquired the SinfoníaRx business, which we refer to as SRx. SRx is a provider of Medication Therapy Management, or MTM, technology and services for Medicare, Medicaid, and commercial health plans. The consideration for the acquisition was comprised of (i) cash consideration of $35.0 million paid upon closing, subject to certain customary post-closing adjustments; (ii) the issuance of $10.0 million of our common stock, or 520,821 shares of our common stock; and (iii) contingent purchase price consideration with an estimated acquisition date fair value of $38.1 million to be paid 50% in cash and 50% in our common stock based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. The stock consideration issued upon closing had a value of $11.5 million. In addition, we are not obligated to pay more than $35.0 million in cash and our common stock for the first contingent payment, or more than $130.0 million for the aggregate overall closing consideration and contingent payments.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes will bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of our common stock per $1,000 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of our common stock. Upon conversion, we will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at our option. In connection with the offering of the notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers, or the option counterparties, of the notes pursuant to the terms of call option confirmations.  We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or, as amended, the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018 and February 7, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. As of December 31, 2018, we had an aggregate amount of $45.0 million outstanding under the Amended and Restated 2015 Line of Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the years ended December 31, 2018, 2017, and 2016, product sales represented 55%, 71%, and 81% of our total revenue, respectively.  For the years ended December 31, 2018, 2017, and 2016, service revenue represented 45%, 29%, and 19% of our total revenue, respectively.

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

Health plan management services. We have a stand ready obligation to provide risk adjustment services, electronic health record solutions and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represents an upfront fee to the client to compensate us for our effort to prepare the client and configure its system for the data collection process. Set-up activities that do not have value apart from the broader health plan management services provided to the client and that do not represent a separate performance obligation are recognized over the contract term as services are provided. Set-up activities that have value apart from the services provided to the client represent a separate performance obligation and as such, are recognized as performed.

Pharmacy cost management services. We have a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the fair value of the data. The drug utilization fees recognized are estimated using historical data. Due to the unpredictable nature of these drug utilization fees, the estimates are adjusted as necessary to reflect new information when received.

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For each of the years ended December 31, 2018, 2017, and 2016 prescription medication costs represented 79% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including compensation, benefits and stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also includes professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase as we expand our infrastructure and continue to comply with the requirements applicable to public companies. These increases have included and will likely continue to include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, lawyers and investor relations. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Change
	2018	2017	$	%
Revenue:
Product revenue	$112,760	$95,238	$17,522	18%
Service revenue	91,510	38,247	53,263	139
Total revenue	204,270	133,485	70,785	53
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	84,935	72,778	12,157	17
Service cost	52,734	20,877	31,857	153
Total cost of revenue, exclusive of depreciation and amortization	137,669	93,655	44,014	47
Operating expenses:
Research and development	12,222	5,628	6,594	117
Sales and marketing	9,667	5,542	4,125	74
General and administrative	28,181	21,181	7,000	33
Change in fair value of acquisition-related contingent consideration expense (income)	49,468	(6,173)	(55,641)	nm
Depreciation and amortization	16,802	9,512	7,290	77
Total operating expenses	116,340	35,690	80,650	226
(Loss) income from operations	(49,739)	4,140	(53,879)	(1,301)
Other expense:
Interest expense, net	906	688	218	32
Total other expense	906	688	218	32
(Loss) income before income taxes	(50,645)	3,452	(54,097)	nm
Income tax benefit	(3,376)	(9,339)	5,963	nm
Net (loss) income	$(47,269)	$12,791	$(60,060)	nm	%

nm = not meaningful

Product Revenue

Product revenue increased $17.6 million, or 18%, from $95.2 million for the year ended December 31, 2017 to $112.8 million for the year ended December 31, 2018. The increase was primarily driven by organic growth in our MRM prescription fulfillment services, which represented approximately $12.6 million of the increase. Of that $12.6 million increase, $2.9 million was attributable to new clients acquired period over period, while the remaining $9.7 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $5.0 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $53.3 million, or 139%, from $38.2 million for the year ended December 31, 2017 to $91.5 million for the year ended December 31, 2018. The increase in service revenue was primarily due to a $36.0 million increase in MRM services, of which $33.6 million was contributed by the acquisition of SRx as a result of twelve months of revenue in 2018 compared to four months of revenue in 2017. The remaining increase in MRM services was primarily due to growth in our EMTM program during 2018, expanded service offerings to existing MRM clients, which included a fixed fee opioid project that contributed $444 thousand to the increase, and new clients acquired since 2017. Revenue from health plan management services increased $13.0 million, of which the acquisitions of Peak PACE, Mediture, and Cognify contributed an aggregate of $10.9 million. The remaining increase in health plan management revenues is primarily a result of new health plan management service clients brought on since December 31, 2017. The remaining increase in service revenue is the result of our data aggregation partner transitioning to a new data submission platform, which involved directly contracting with pharmaceutical manufacturers versus using a third party service, effective January 1, 2018. As a result, revenue attributable to our pharmacy cost management services related to the sale of drug utilization data increased by $4.0 million.

Cost of Product Revenue

Cost of product revenue increased $12.1 million, or 17%, from $72.8 million for the year ended December 31, 2017 to $84.9 million for the comparable period in 2018. This increase was largely driven by increased volume of revenue as a result of an increase in the number of patients served, which contributed $6.5 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $3.8 million to the overall increase in the cost of product revenue. In addition, distribution charges increased $1.1 million related to higher shipping volume for the medications we fulfilled for our clients’ patients. The remaining increase is attributable to increases in labor costs, which were primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth.

Cost of Service Revenue

Cost of service revenue increased $31.8 million, or 153%, from $20.9 million for the year ended December 31, 2017 to $52.7 million for the year ended December 31, 2018. The acquisition of SRx contributed $20.6 million to the increase in MRM service costs as a result of twelve months of expense related to the SRx business included in 2018 compared to four months of expense included in 2017. These costs primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. In addition, costs of MRM services, excluding costs attributable to SRx, increased $2.6 million due to additional labor costs from added headcount to support our EMTM program, and costs incurred from utilizing third-party community pharmacist services to support our MRM services provided under the EMTM pilot program.

Costs related to our health plan management services increased a total of $8.0 million, of which $6.2 million was attributable to the acquisitions of Peak PACE, Mediture, and Cognify, and primarily represented an increase in employee compensation costs, software licenses and other information technology costs to support our operations. The remaining increase is attributable to increased employee compensation and related costs as a result of increased headcount as well as standard increases in salary and benefits to existing employees in our risk adjustment services business.

Research and Development Expenses

Research and development expenses increased $6.6 million, or 117%, from $5.6 million for the year ended December 31, 2017 to $12.2 million for the year ended December 31, 2018. The increase was primarily due to a $3.8 million increase in payroll and payroll-related costs for additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases, excluding SRx. The acquisition of SRx contributed approximately $2.6 million of the $6.6 million increase, as a result of a full twelve months of expense in 2018 comparted to only four months in 2017. These costs at SRx consisted primarily of employee compensation costs and funded research. The remaining increase in research and development expenses is attributable to an increase in professional consulting and services costs and an increase in rent and utilities expenses due to expanded office space for our scientific education and research department at our Moorestown, NJ headquarters.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.1 million, or 74%, from $5.5 million for the year ended December 31, 2017 to $9.6 million for the year ended December 31, 2018. Excluding the companies acquired in 2017 and 2018, the increase was primarily attributable to a $2.3 million increase in personnel costs related to added headcount to support our operational growth, increases in salaries and benefits for existing employees related to market adjustments and performance-based increases, and an increase in stock compensation expenses. The acquisitions of SRx, Peak PACE, Mediture, and Cognify contributed approximately $1.8 million to the increase, which consisted primarily of employee compensation costs. In addition, SRx included twelve months of expense in 2018 compared to four months of expense in 2017.

General and Administrative Expenses

General and administrative expenses increased $7.0 million, or 33%, from $21.2 million for the year ended December 31, 2017 to $28.2 million for the year ended December 31, 2018. The acquisitions of SRx, Peak PACE, Mediture, and Cognify contributed $5.6 million to the increase in expenses, which were comprised primarily of employee compensation costs, stock compensation costs, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding costs related to these acquisitions, general and administrative expenses increased by approximately $1.4 million, primarily driven by a $1.6 million increase in employee compensation costs, excluding stock compensation costs, related to added headcount to support our operational growth, increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. The increase in compensation costs was partially offset by a decrease in stock compensation costs of $2.7 million, primarily related to shares of restricted common stock that were granted to certain employees on September 28, 2016 and were fully expensed during 2017. Professional fees related to audit, internal control and investor relations services increased $1.2 million primarily due to higher costs related to our compliance with the Sarbanes Oxley Act. In addition, acquisition-related costs, which primarily included legal expenses, due diligence fees, and other professional services, increased $1.0 million during 2018 due to the acquisitions of Peak PACE, Mediture, Cognify and other acquisition-related activities.

Acquisition-related Contingent Consideration Expense

During the year ended December 31, 2018, we recorded a $49.5 million remeasurement net charge compared to a $6.2 million remeasurement net gain during the year ended December 31, 2017 related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During 2018, we recorded a $49.9 million charge to increase the fair value of the SRx acquisition-related contingent consideration compared to a $6.3 million gain to reduce the fair value of SRx acquisition-related contingent consideration in 2017. The increase in the fair value of the SRx acquisition-related contingent consideration was primarily based on an increase in the EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in our market capitalization and an increase in SRx’s EBITDA for the year. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results and/or the EBITDA multiple could have resulted in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income or loss. Because the changes in the fair value of acquisition related contingent consideration are driven in part by changes in our market capitalization, we do not believe that these amounts are reflective of our operating performance; however, such amounts are required to be included as a component of our net income or loss. The final amount of the acquisition-related contingent consideration liability payable in connection with the SRx acquisition was calculated to be $85.0 million, of which $42.5 million is payable in cash and the remaining portion is payable in stock, and is expected to be paid during the first quarter of 2019. The fair value of the SRx acquisition-related contingent consideration was calculated to be $81.7 million as of December 31, 2018.

The SRx remeasurement charge in 2018 was offset by a remeasurement gain of $300 thousand for the change in the fair value of our Cognify acquisition-related contingent consideration and a remeasurement gain of $141 thousand related to the remeasurement of the fair value of the contingent consideration associated with our acquisition of Peak PACE. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The remeasurement gain in the fair value of the Cognify acquisition-related contingent consideration was primarily based on an increase in the 2018 results used in the contingent consideration payment calculation. As of December 31, 2018, the Cognify contingent consideration liability was $7.8 million with the potential for up to an additional $6.2 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

The $141 thousand adjustment to the fair value of the Peak PACE acquisition-related contingent consideration was primarily based on a decrease in the projected EBITDA used in the contingent consideration payment calculation. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in asset purchase agreement, multiplied by an EBITDA multiple. The final amount of the Peak PACE acquisition-related contingent consideration was calculated to be $1.5 million as of December 31, 2018 and is expected to be paid during the first quarter of 2019.

During the first quarter of 2018, the final payment related to the acquisition-related contingent consideration associated with our acquisition of Medliance LLC, or Medliance, was paid in full. During 2018, we incurred $6 thousand related to the accretion of the final Medliance contingent consideration amount. During 2017, we recorded $130 thousand related to the accretion of the contingent consideration associated with our Medliance acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $7.3 million, or 77%, from $9.5 million for the year ended December 31, 2017 to $16.8 million for the year ended December 31, 2018. This increase was primarily due to a $5.5 million increase in amortization expense of acquired intangible assets related to acquisitions completed in 2017 and 2018, of which $4.4 million related to SRx intangibles assets and $1.1 million related to the Peak PACE, Mediture, and Cognify intangible assets. Depreciation expense increased by $1.4 million during 2018. The increase is primarily attributable to a full year of depreciation expense for SRx, the expansion of MRM service call centers at SRx, and depreciation expense for the assets acquired as part of the 2018 acquisitions of Peak PACE, Mediture and Cognify. In addition, there was a full year of depreciation for the leasehold improvements and equipment located at the South Carolina office location that we began to occupy in July 2017. The remaining increase in depreciation and amortization expense is attributable to an increase of $437 thousand of amortization of capitalized software which is the result of new software functionality placed into service during the year ended December 31, 2018 and a full year of amortization for new software functionality placed into service during 2017.

Interest Expense

Interest expense increased $218 thousand, or 32%, from $688 thousand for the year ended December 31, 2017 to $906 thousand for the year ended December 31, 2018, primarily due to an increase in net borrowings on the Amended and Restated 2015 Line of Credit. During 2018, the Company drew down aggregate net borrowings of $45 million upon the Amended and Restated 2015 Line of Credit in connection with the acquisitions of Peak PACE, Mediture, and Cognify in May 2018, August 2018 and October 2018, respectively, and incurred eight months of interest expense. In comparison, during the year ended December 31, 2017, three months of interest expense were incurred on net borrowings of $35.3 million on the Amended and Restated 2015 Line of Credit in connection with the SRx acquisition. See Note 13 of Notes to our Audited Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report for additional information.

Income Taxes

For the year ended December 31, 2018, we recorded an income tax benefit of $3.4 million, which resulted in an effective tax rate of 6.7%. The benefit was primarily related to amortization of definite-lived intangibles in which there is no tax basis and deferred tax benefits from current year issuances of stock-based compensation.

For the year ended December 31, 2017, we recorded an income tax benefit of $9.3 million, which resulted in an effective tax rate of (270.5%). During 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $9.6 million primarily related to amortizable intangible assets other than goodwill. We determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, we released $5.8 million of the deferred tax asset valuation allowance. The remainder of our tax benefit is the result of windfall benefits related to stock option exercises and a favorable permanent item for the change in fair value of SRx contingent consideration, partially offset by pre-tax income at the federal statutory rate, non-deductible acquisition costs, stock compensation, and other permanent items. In addition, we recognized a tax benefit of $742 thousand related to state taxes. On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Reform Act, was signed into law. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, providing for the immediate expensing of certain domestic assets placed in service after September 22, 2017, and implementing a territorial tax system. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of this reduction in the U.S. corporate income tax rate, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $335 thousand income tax benefit for the year ended December 31, 2017.

Comparison of the Years Ended December 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Change
	2017	2016	$	%
Revenue:
Product revenue	$95,238	$76,779	$18,459	24%
Service revenue	38,247	18,012	20,235	112
Total revenue	133,485	94,791	38,694	41
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	72,778	57,724	15,054	26
Service cost	20,877	7,453	13,424	180
Total cost of revenue, exclusive of depreciation and amortization	93,655	65,177	28,478	44
Operating (income) expenses:
Research and development	5,628	3,811	1,817	48
Sales and marketing	5,542	3,860	1,682	44
General and administrative	21,181	11,886	9,295	78
Change in fair value of acquisition-related contingent consideration (income)	(6,173)	(338)	(5,835)	nm
Depreciation and amortization	9,512	5,115	4,397	86
Total operating expenses	35,690	24,334	11,356	47
Income from operations	4,140	5,280	(1,140)	(22)
Other (income) expense:
Change in fair value of warrant liability	—	(639)	639	nm
Interest expense	688	4,488	(3,800)	(85)
Loss on extinguishment of debt	—	6,411	(6,411)	nm
Total other expense	688	10,260	(9,572)	(93)
Income (loss) before income taxes	3,452	(4,980)	8,432	169
Income tax (benefit) expense	(9,339)	541	(9,880)	nm
Net income (loss)	$12,791	$(5,521)	$18,312	nm	%

nm = not meaningful

Product Revenue

Product revenue increased $18.4 million, or 24%, from $76.8 million for the year ended December 31, 2016 to $95.2 million for the year ended December 31, 2017. The increase was primarily driven by organic growth in our MRM prescription fulfillment services, which represented approximately $18.0 million of the increase. Of that $18.0 million increase, $6.8 million was attributable to new customers acquired period over period, while the remaining $11.2 million was attributable to increased prescription fulfillment volume from existing customers. Medication mix of prescriptions filled and payor mix contributed to an additional $400 thousand of the overall increase in product revenue.

Service Revenue

Service revenue increased $20.2 million, or 112%, from $18.0 million for the year ended December 31, 2016 to $38.2 million for the year ended December 31, 2017. The increase in service revenue was primarily due to a $19.3 million increase in MRM services, of which approximately $12.1 million was attributable to revenues generated by the acquisition of SRx since the acquisition date of September 6, 2017. The remaining increase was primarily the result of the launch of our EMTM program on January 1, 2017, which resulted in a $6.7 million increase in service revenue primarily related to per member per month fees that we began generating under our MRM service contracts with our EMTM partner. In addition, there was a $1.5 million increase in revenue related to our health plan management services, of which $675 thousand was related to revenue generated from new health plan management clients and $797 thousand was attributable to organic growth with existing clients. Our pharmacy cost management services decreased $754 thousand, primarily due to a decrease in manufacturer fees related to the sale of medication utilization data.

Cost of Product Revenue

Cost of product revenue increased $15.1 million, or 26%, from $57.7 million for the year ended December 31, 2016 to $72.8 million for the comparable period in 2017. This increase was largely driven by increased prescription volume as a result of an increase in the number of patients served at our existing clients, which contributed $10.3 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.3 million to the overall increase in the cost of product revenue. In addition, labor costs increased $2.2 million, which was primarily due to added pharmacy headcount, including additional pharmacists, technicians and support staff, to support our growth. Distribution charges also increased $979 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase was primarily due to increased information technology, rent and utilities, and other allocated overhead expenses as a result of continued operational growth.

Cost of Service Revenue

Cost of service revenue increased $13.4 million, or 180%, from $7.5 million for the year ended December 31, 2016 to $20.9 million for the year ended December 31, 2017. The acquisition of SRx contributed $7.6 million to the increase in MRM service costs and primarily included contract labor costs and employee compensation costs to support the completion of comprehensive medication reviews. The remaining increase was primarily attributable to $4.0 million of additional labor costs as a result of increased headcount as well as increases in salary and benefits to existing employees. Of the $4.0 million increase in labor costs, $2.7 million related to added headcount to support our existing MRM services, $832 thousand related to added headcount to support health plan management services and $183 thousand related to increases in pharmacy cost management personnel costs. Other costs of service revenue increased $1.6 million primarily due to added professional services, information technology costs, and rent and utilities expense to support our MRM services.

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

Acquisition-related Contingent Consideration Income

During the year ended December 31, 2017, we recognized a $6.2 million remeasurement net gain compared to a $338 thousand remeasurement gain during the year ended December 31, 2016. Of the total gain, $6.3 million related to the remeasurement gain related to the fair value of the contingent consideration payable associated with our acquisition of SRx due to a slight decrease in forecasted operating results, which reduces the amount of contingent consideration that we expect to pay. The contingent consideration payable is based on SRx’s EBITDA, as defined in the Agreement and Plan of Merger, multiplied by an EBITDA multiple, which is based on a formula as set forth in the Agreement and Plan of Merger. As a result, relatively small changes in SRx’s forecasted results can result in a significant change to the contingent consideration liability, with such changes recorded as adjustments to our net income. The final amount of the contingent consideration was determined as of December 31, 2018. The remeasurement gain related to the SRx contingent consideration was offset by $130 thousand related to the accretion of the contingent consideration associated with our acquisition of Medliance. The $338 thousand gain recognized during 2016 was due to a decrease in projected revenue from existing customers, which reduced the amount of contingent consideration we expected to pay.

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

Interest Expense

Interest expense decreased $3.8 million, or 85%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. In connection with the Medliance acquisition in 2014, we issued multiple subordinated convertible promissory notes, or the Medliance Notes, in the acquisition. In 2014, we also entered into loans with Eastward Capital Partners V, L.P. and its affiliates, collectively, the Eastward Loans. The decrease in interest expense in 2017 was primarily due to the repayment of the Medliance Notes and the Eastward Loans with the proceeds from the ABC Credit Facility in July 2016. The decrease in interest expense in 2017 was also due to the repayment of our term loan facility with ABC Funding, LLC, or the ABC Credit Facility, during the fourth quarter of 2016 with the proceeds received from the IPO. In addition, there were three months of borrowings outstanding on the Amended and Restated 2015 Line of Credit during 2017 compared to twelve months of borrowings outstanding on the Amended and Restated 2015 Line of Credit during 2016.

Loss on extinguishment of debt

During 2016, we recognized a $6.4 million loss on extinguishment of debt. The loss on extinguishment of debt is comprised of a $5.1 million loss recognized as a result of a prepayment premium and the recognition of the remaining unamortized finance costs in connection with repayment of all outstanding principal and interest of the ABC Credit

Facility during the fourth quarter of 2016. In addition, we recognized a $1.4 million loss as a result of a prepayment premium and the recognition of the remaining unamortized discounts and finance costs on the Eastward Loans in connection with the repayment of all outstanding principal and interest with the proceeds of the ABC Credit Facility, entered into on July 1, 2016. See Note 13 – Lines of Credit and Long-Term Debt for additional information.

Income Taxes

For the year ended December 31, 2017, we recorded an income tax benefit of $9.3 million, which resulted in an effective tax rate of (270.5%). During 2017, in conjunction with the acquisition of SRx, we recognized a net deferred tax liability of $9.6 million primarily related to amortizable intangible assets other than goodwill. We determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, we released $5.8 million of the deferred tax asset valuation allowance. The remainder of our tax benefit is the result of windfall benefits related to stock option exercises and a favorable permanent item for the change in fair value of SRx contingent consideration, partially offset by pre-tax income at the federal statutory rate, non-deductible acquisition costs, stock compensation, and other permanent items. In addition, we recognized a tax benefit of $742 thousand related to state taxes. As a result of the reduction in the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate in connection with the Tax Reform Act signed into law in December 2017, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $335 thousand income tax benefit for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded income tax expense of $541 thousand, which resulted in an effective tax rate of (10.9%). The expense was primarily related to deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes change in fair value of warrant liability, interest expense, loss on extinguishment of debt, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, change in fair value of acquisition-related consideration expense, acquisition-related expense, severance expense related to the termination of two members of senior management, payroll tax expense related to stock option exercises and stock-based compensation expense. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(47,269)	$12,791	$(5,521)
Add:
Change in fair value of warrant liability	—	—	(639)
Interest expense, net	906	688	4,488
Loss on extinguishment of debt	—	—	6,411
Income tax (benefit) expense	(3,376)	(9,339)	541
Depreciation and amortization	16,802	9,512	5,115
Change in fair value of acquisition-related contingent consideration expense (income)	49,468	(6,173)	(283)
Severance expense	390	—	—
Acquisition-related expense	1,901	921	—
Payroll tax expense related to stock option exercises	138	95	—
Stock-based compensation expense	10,361	8,752	4,250
Adjusted EBITDA	$29,321	$17,247	$14,362

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income (loss) attributable to common stockholders before accretion of redeemable convertible preferred stock, fair value adjustments related to the remeasurement of warrant liabilities, losses on the extinguishment of debt, fair value adjustments for acquisition-related contingent consideration, fair value adjustments for acquisition-related consideration, acquisition-related expense, amortization of acquired intangibles, payroll tax expense related to stock option exercises, stock-based compensation expense, severance expense related to the termination of two members of senior management and the tax impact of those items, as well as adjustments for tax benefits related to the partial release of our valuation allowance and recognition of windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Year Ended December 31,
	2018		2017		2016
	(In thousands except per share amounts)
Reconciliation of diluted net income (loss) per share attributable to common shareholders to Adjusted Diluted EPS
Net (loss) income	$(47,269)		$12,791		$(5,521)
Decretion of redeemable convertible preferred stock	—		—		2,439
GAAP net (loss) income attributable to common stockholders, basic, and net income (loss) per share attributable to common stockholders, basic	$(47,269)	$(2.48)	$12,791	$0.76	$(3,082)	$(0.41)
Decretion of redeemable convertible preferred stock	—		—		(2,439)
Revaluation of warrant liability, net of tax (1)	—		—		(639)
GAAP net (loss) income attributable to common stockholders, diluted, and net income (loss) per share attributable to common stockholders, diluted	$(47,269)	$(2.48)	$12,791	$0.68	$(6,160)	$(0.53)
Adjustments:
Loss on extinguishment of debt	—		—		6,411
Change in fair value of acquisition-related contingent consideration expense (income)	49,468		(6,173)		(283)
Amortization of acquired intangibles	11,151		5,645		2,739
Acquisition-related expense	1,901		921		—
Payroll tax expense on stock option exercises	138		95		—
Stock-based compensation expense	10,361		8,752		4,250
Severance expense	390		—		—
Impact to income taxes (1)	(9,220)		(14,091)		(972)
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$16,920	$0.77	$7,940	$0.42	$5,985	$0.44

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

	Year Ended
	December 31,
	2018	2017	2016
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic for GAAP	19,098,294	16,730,418	7,486,131
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,395,687	—
Weighted average dilutive effect of restricted shares	—	638,938	—
Weighted average dilutive effect of contingent shares	—	9,331	—
Weighted average dilutive effect of common shares from warrants	—	—	4,105,079
Weighted average shares of common stock outstanding, diluted for GAAP	19,098,294	18,774,374	11,591,210
Adjustments:
Weighted average dilutive effect of stock options	1,747,882	—	1,614,815
Weighted average dilutive effect of common shares from stock warrants	—	—	206,614
Weighted average dilutive effect of restricted stock	863,067	—	43,294
Weighted average dilutive effect of contingent shares	261,266	—	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS	21,970,509	18,774,374	13,455,933

Liquidity and Capital Resources

We incurred a net loss of $47.5 million, generated net income of $12.8 million, and incurred a net loss of $5.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At December 31, 2018, we had cash of $20.3 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017, and 2016:

	Year Ended
	December 31,
	2018	2017	2016
Net cash provided by operating activities	$15,830	$18,308	$6,774
Net cash used in investing activities	(43,808)	(41,068)	(11,096)
Net cash provided by financing activities	42,577	28,845	6,441
Net increase in cash and restricted cash	$14,599	$6,085	$2,119

Operating Activities

Net cash provided by operating activities was $15.8 million for the year ended December 31, 2018 and consisted primarily of our net loss of $47.3 million and changes in our operating assets and liabilities totaling $10.0 million, offset by the addition of noncash items of $73.1 million. The noncash items primarily included $49.5 million in the aggregate related to the change in fair value of the acquisition-related contingent considerations for SRx, Peak PACE, and Cognify, $16.8 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $10.4 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018, partially offset by a deferred tax benefit of $3.6 million. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx, Peak PACE, Mediture, and Cognify acquisitions, an increase in prepaid expenses and other current assets primarily due to an increase in contract assets related to estimated drug utilization fees in pharmacy cost management services and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities is primarily due to an increase in accrued contract labor costs to support our MRM services, accrued employee related expenses, and client fund obligations acquired from the Peak PACE and Mediture acquisitions.

Net cash provided by operating activities was $18.3 million for the year ended December 31, 2017 and consisted primarily of our net income of $12.8 million plus the addition of noncash items of $2.7 million and changes in our operating assets and liabilities totaling $2.8 million. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $9.5 million, stock-based compensation expense of $8.8 million, which was primarily related to shares of restricted common stock that were granted to certain employees in 2016 and stock options granted to employees, which were partially offset by non-cash income from the change in the fair value of acquisition-related contingent consideration of $6.2 million and a $9.5 million deferred tax benefit primarily due to the release of a significant portion of the deferred tax asset valuation allowance and recognition of an additional benefit related to tax windfall benefits generated during the year ended December 31, 2017. The significant factors that contributed to the change in operating assets and liabilities included an increase in accrued expenses and other liabilities as a result of higher employee compensation and benefits accruals as of December 31, 2017, and an increase in accounts payable as of December 31, 2017. The increase in accrued expenses and other long-term liabilities was partially offset by an increase in accounts receivable primarily due to new revenues generated from our MRM service contracts during 2017.

Net cash provided by operating activities was $6.8 million for the year ended December 31, 2016 and consisted primarily of our net loss of $5.5 million, offset by the addition of noncash items of $16.6 million and changes in our operating assets and liabilities totaling $443 thousand, partially offset by cash payments of $3.9 million for imputed interest on debt. The noncash items primarily included depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles of $5.1 million, amortization of deferred financing fees and debt discounts of $1.3 million, loss on extinguishment of debt of $6.4 million, and stock-based compensation expense of $4.3 million, which were partially offset by a decrease in the fair value of warrant liabilities of $639 thousand and a decrease in the fair value of the acquisition contingent consideration of $338 thousand. The significant factors that contributed to the change in operating assets and liabilities primarily included a net increase in accrued expenses and other long-term liabilities for deferred rent expense related to our new office location for our headquarters. Cash provided by operating activities was also impacted by a decrease in rebates receivable due to a new rebate program from our inventory vendors in 2016, which was partially offset by an increase in prepaid expenses and other assets due to the timing of payments associated with business insurance premiums, 2017 subscriptions and conferences, and deferred costs related to our EMTM program which launched in January 2017. Cash provided by operating activities was also offset by an increase in inventories and accounts receivable due to an increased customer base and higher sales volumes.

Investing Activities

Net cash used in investing activities was $43.8 million for the year ended December 31, 2018 and reflected $32.2 million, net of cash acquired, paid in connection with the acquisitions of Peak PACE, Mediture, and Cognify. Net cash used in investing activities included $5.6 million of software development costs related to costs associated with internally developed software. Net cash used in investing activities also included $5.0 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of new pharmacy dispensing equipment, equipment and improvements for our new office space in Tucson, Arizona for SRx and improvements for our spaces in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. In addition, net cash used in investing activities included $1.0 million related to the note receivable issued to DoseMe Holdings Pty Ltd.

Net cash used in investing activities was $41.1 million for the year ended December 31, 2017 and reflected $34.5 million, net of cash acquired, paid in connection with the acquisition of SRx. In addition, net cash used in investing activities included $3.3 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, New Jersey, our new space in South Carolina dedicated to software development, and new space in South San Francisco dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $3.3 million in software development costs.

Net cash used in investing activities was $11.1 million for the year ended December 31, 2016 and reflects $5.4 million in payments related to the acquisition of certain assets of 9176-1916 Quebec Inc. and the acquisition-related consideration payments made during the fourth quarter of 2016, $3.8 million in purchases of property, equipment and leasehold improvements primarily related to our new office location for our headquarters, and $1.9 million in software development costs.

Financing Activities

Net cash provided by financing activities was $42.6 million for the year ended December 31, 2018 and consisted of $45.0 million of borrowings on the Amended and Restated 2015 Revolving Line to fund the acquisitions of Peak PACE, Mediture, and Cognify, $3.5 million of proceeds received from the exercise of stock options, and $156 thousand received as a result of a disgorgement related to short swing profits. Net cash provided by financing activities for the year ended December 31, 2018 was partially offset by $2.9 million in payments for the repurchase of common stock, a $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $1.1 million in payments of long-term debt, and $539 thousand in payments for debt financing and costs associated with our common stock offering completed in December 2017.

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

Net cash provided by financing activities was $6.4 million for the year ended December 31, 2016 and consisted of $55.2 million of cash proceeds, net of underwriting costs, from our IPO, which was partially offset by $17.4 million in net repayments of long-term debt, the repayment of $14.3 million of notes payable related to the Medliance acquisition, and net repayments of $10 million of the Amended and Restated 2015 Line of Credit. Net cash provided by financing activities was also offset by $3.4 million in payments for costs associated with the IPO, $2.1 million in payments of deferred and contingent purchase price consideration related to our acquisition of J.A. Robertson, Inc., doing business as St. Mary Prescription Pharmacy, in 2014 and acquisition of Medliance, and $1.5 million in payments for debt financing costs.

Funding Requirements

We had an accumulated deficit of $66.5 million as of December 31, 2018. As a result of the IPO, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and NASDAQ Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

As a result of our IPO, we received $55.2 million of cash proceeds in October 2016, net of underwriting discounts and commissions, but before deducting other offering expenses. On December 8, 2017, we closed an underwritten public offering of 1,350,000 shares of our common stock at an issuance price of $27.50 per share. We received net proceeds of $34.9 million after deducting underwriting discounts and commissions of $2.2 million but before deducting other offering expenses. The proceeds from our IPO in 2016 and common stock offering in 2017 were used to repay outstanding debt, repay acquisition-related liabilities, fund acquisitions, and to support working capital and other general corporate purposes.

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used a portion of the net proceeds from the offering to pay the cost of the convertible note hedge transactions entered into in connection with the offering and the remaining net proceeds to repay amounts outstanding under our Amended and Restated 2015 Line of Credit and for general corporate purposes, which may include potential future acquisitions.

We believe that our cash of $20.3 million as of December 31, 2018, borrowing capacity under our Amended and Restated 2015 Line of Credit, cash flows from continuing operations, and the proceeds from the convertible senior subordinated notes will be sufficient to fund our planned operations through at least March 31, 2020. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or, as amended, the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018 and February 7, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a

$1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. Amounts outstanding under the Amended and Restated 2015 Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property.

During the year ended December 31, 2018, we made borrowings of $45.0 million under the Amended and Restated 2015 Line of Credit to fund the acquisitions of Peak PACE, Mediture, and Cognify in 2018 and to fund the acquisition of DoseMe in 2019. In the first quarter of 2019, we repaid the amounts outstanding under our Amended and Restated 2015 Line of Credit with net proceeds received from the private placement of our convertible senior subordinated notes. We are also contingently liable for $300 thousand under an outstanding letter of credit, which reduces amounts available on the line of credit. As of December 31, 2018, amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $14.7 million.

The Amended and Restated 2015 Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA measured quarterly. The Amended and Restated 2015 Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of December 31, 2018, we were in compliance with all of the financial covenants related to the Amended and Restated 2015 Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2018:

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
	(In thousands)
Line of credit	$45,000	$—	$45,000	$—	$—
Contingent consideration payments (1)	51,197	43,397	7,800	—	—
Inventory purchase obligation (2)	12,250	12,250	—	—	—
Capital leases (3)	1,141	987	154	—	—
Operating leases (4)	32,367	3,793	7,183	6,114	15,277
Letter of credit (5)	300	—	—	—	300
Other (6)	2,000	—	2,000	—	—
Total	$144,255	$60,427	$62,137	$6,114	$15,577

(1)

Contingent consideration represents the estimated future cash payments as of December 31, 2018 related to our acquisition of SRx in 2017, acquisition of Peak PACE in 2018, and acquisition of Cognify in 2018. See Notes 6 and Note 18 to our consolidated financial statements for additional information.

(2)

Effective March 2016, we entered into a prime vendor agreement with AmerisourceBergen to provide us with the pharmaceutical products we sell. The contract commits us to a monthly minimum purchase obligation of approximately $1.75 million and expires on April 30, 2019. After April 30, 2019, the contract continues on a month-to-month basis with a 90-day notice period for termination.

(3)	Capital lease obligations represent future lease payments for equipment including interest.
(4)	The operating lease obligations represent future lease payments for office space.
(5)

We are contingently liable for $300 thousand under an outstanding letter of credit related to our lease agreement for our corporate headquarters in Moorestown, New Jersey. The letter of credit renews annually and expires in September 2027.

(6)

Effective December 2018, we entered into a vendor agreement with a vendor to provide information technology related services. The contract commits us to a minimum purchase obligation of $2.0 million in the first three years of the contract.

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

Critical Accounting Policies and Significant Judgments and Estimates

We base this management's discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments, including those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets (including definite-lived intangible assets), (iv) the evaluation of revenue recognition criteria, (v) assumptions used in the Black-Scholes option-pricing model to determine the fair value of equity and liability classified warrants and stock-based compensation instruments and (vi) the realizability of long-lived assets including goodwill and intangible assets. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

While we describe our significant accounting policies in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 using the full retrospective method and applying the practical expedient in paragraph 606-10-65-1(f)(2) of the FASB Accounting Standards Codification (“ASC”), under which we used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods for those completed contracts with variable consideration. See Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of the changes in accounting policies and presentation resulting from the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

We provide technology-enabled solutions tailored toward the specific needs of the healthcare organizations, including payors, providers, and pharmacies. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which we have enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. We use the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of our contracts.

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

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services, electronic health records solutions, and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represent an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. Set-up activities that do not have value apart from the broader health plan management services provided to the client and that do not represent a separate performance obligation are recognized over the contract term as services are provided. Fees for these services are generally billed monthly. Set-up activities that have value apart from the services provided to the client represent a separate performance obligation and as such, are recognized as performed.

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

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the SRx, Peak, and Cognify acquisitions, we were and are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations.

Examples of critical estimates used in valuing certain intangible assets and contingent consideration include:

•	future expected cash flows from sales and acquired developed technologies;

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

Goodwill

Goodwill consists of the excess purchase price over fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but tested for impairment annually. GAAP provides an entity an option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting units' goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

As of December 31, 2018, aggregate borrowings of $45.0 million were outstanding under our Amended and Restated 2015 Line of Credit. We entered into the Amended and Restated 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximate $126 thousand increase to our interest expense for the year ended December 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to a material weakness in internal control over financial reporting, described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company acquired Peak PACE Solutions, Mediture LLC, eClusive LLC and Cognify, Inc., collectively, the “Acquired Companies,” during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, the Acquired Companies’ representing approximately 25.2% of total assets and 5.4% of total revenues of the Company as of and for the year ended December 31, 2018. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of the Company’s internal control over financial reporting in 2019.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

As a result of our evaluation, we identified a material weakness in our internal control over financial reporting as of December 31, 2018.  We did not design and maintain user access and program change management controls that adequately restricted user and privileged access and program change related to a certain information technology system that supports our financial reporting processes related to the revenue associated with our subsidiary, SinfoníaRx. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were also ineffective because they could have been adversely impacted.  We believe that these control deficiencies were a result of:

•	ineffective processes to identify and assess changes in IT environments;

•	insufficient control documentation leading to ineffective control operation upon changes in IT personnel;

•	insufficient communication and training to ensure the consistent operation of these controls; and

•	ineffective monitoring processes to determine consistent control operation.

We did not identify any misstatements to the consolidated financial statements, and there were no changes to previously released financial results as a result of this material weakness.  However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result, management believes that, as of December 31, 2018, our internal control over financial reporting was not effective.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears below.

Changes in Internal Control Over Financial Reporting

In response to this material weakness, management has been implementing and continues to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) creating and filling an IT compliance oversight function; (ii) developing a training program addressing information technology controls (ITGCs) and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

During the quarter ended December 31, 2018, our management identified other deficiencies in the design and operation of controls related to administrative access and program change management of certain other information technology systems, which based upon our assessment when considered in the aggregate was a material weakness. During the quarter ended December 31, 2018, management designed and implemented a remediation plan, tested the new or remediated controls and concluded that any remaining deficiencies did not represent a material weakness.

Except for the material weakness discussed above and the changes in connection with the remediation of the controls discussed in the preceding paragraph, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Tabula Rasa HealthCare, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tabula Rasa HealthCare, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Peak PACE Solutions, LLC, Mediture LLC, eClusive LLC and Cognify, Inc. (collectively, the “Acquired Companies”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, the Acquired Companies’ representing approximately 25.2% of total assets and 5.4% of total revenues of the Company as of and for the year ended

December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified related to ineffective information technology controls over user access and program change management related to an information technology system that support the Company’s financial reporting processes related to the revenue associated with one of the Company’s subsidiaries. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were also ineffective because they could have been adversely impacted.  The material weakness was a result of ineffective processes to assess changes in IT environments and monitor processes to determine consistent control operation as well as insufficient documentation communication and training to support effective control operation.  The material weakness has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2019

Item 9B. Other Information

None.

Part III.

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders, or the Proxy Statement, or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Proxy Statement under the following captions: “Directors and Executive Officers” and “Corporate Governance” and possibly elsewhere therein and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1#	Membership Interest Purchase Agreement, dated as of December 31, 2014, by and between Tabula Rasa HealthCare, Inc., Fred Smith III, Olds Family 2002 Trust, Stephen F. Olds and Thomas Olds, Jr.	S-1	1/4/2016	2.1
2.2#	Asset Purchase Agreement, dated as of April 22, 2014, by and among Capstone Performance Systems, LLC (Delaware), CareKinesis, Inc., Capstone Performance Systems, LLC (Colorado), PPS Holdings, Inc. and David M. Reyes and Ronda L. Hackbart-Reyes	S-1	1/4/2016	2.2
2.3#	Stock Purchase Agreement, dated as of November 27, 2013, by and between CareKinesis, Inc. and Gary Tom, as amended	S-1	1/4/2016	2.3
2.4#	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonía HealthCare Corporation, Michael Deitch, Fletcher McCusker, and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
2.5#	Membership Interest Purchase Agreement, made and entered into as of August 31, 2018, by and among TRHC MEC Holdings, LLC, each member of Mediture LLC and eClusive L.L.C., and Kelley Business Law, PLLC, solely in its capacity as the Seller Representative	10-Q	11/8/2018	2.1
2.6#

Stock Purchase Agreement, made and entered into as of October 19, 2018, by and among TRHC MEC Holdings, LLC, the stockholders of Cognify, Inc., and Mace Wolf, solely in his capacity as the Sellers’ Representative

					X
2.7#	Share Purchase Deed, made and entered into on November 30, 2018, by and among Tabula Rasa HealthCare, Inc., DM Acquisition Pty Ltd, the shareholders and option holders of DoseMe Holdings Pty Ltd ACN 168 742 336 set forth on the signature page thereto under the heading “Sellers” and Charles Cornish, solely in his capacity as the Seller Representative	8-K	12/3/2018	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1*	Tabula Rasa HealthCare, Inc. Amended and Restated 2014 Equity Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreements and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.1
10.2	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
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

		S-1	1/4/2016	10.6
10.4	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.5	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.6	Loan and Security Modification Agreement, dated May 1, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc. and Western Alliance Bank	10-Q	8/8/2018	10.1
10.7	Loan and Security Modification Agreement, dated August 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc., the several banks and other financial institutions or entities party thereto and Western Alliance Bank	10-Q	11/8/2018	10.2

10.8	Loan and Security Modification Agreement, entered into as of October 19, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	2/8/2019	10.1
10.9	Loan and Security Modification Agreement, entered into as of December 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	1/2/2019	10.1
10.10*	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
10.11

Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 100), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018.

					X
10.12

Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 200), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018

					X
10.13

Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 300), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018

					X
10.14	Amended and Restated Prime Vendor Agreement, effective May 1, 2016, by and among AmerisourceBergen Drug Corporation, CareKinesis, Inc. and J.A. Robertson, Inc. d/b/a St. Mary, portions of which have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission	S-1/A	7/21/2016	10.13
10.15*	Tabula Rasa HealthCare, Inc. Annual Incentive Plan, effective January 1, 2017	8-K	4/28/2017	10.4
10.16	Amended and Restated Loan and Security Agreement, dated September 6, 2017, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, SinfoníaRx, Inc., Sinfonía HealthCare Corporation, TRCRD, Inc., TRSHC Holdings, LLC, the several banks and other financial institutions or entities from time to time party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	9/7/2017	10.1
10.17#	License Agreement and Asset Transfer, effective as of December 9, 2013, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation, portions of which have been omitted pursuant to a confidential treatment order from the Securities and Exchange Commission	10-Q	11/9/2017	10.2
10.18	First Amendment to License Agreement and Asset Transfer, dated December 8, 2014, by and between The Arizona Board of Regents on behalf of The University of Arizona and Sinfonía HealthCare Corporation	10-Q	11/9/2017	10.3
10.19*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Calvin Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.1
10.20*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Orsula Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.2
10.21*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Brian Adams and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.3
10.22*	First Amendment to the Tabula Rasa Healthcare, Inc. Annual Incentive Plan, dated February 26, 2018	8-K	3/2/2018	10.4
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP				X
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

TABULA RASA HEALTHCARE, INC.
Date: March 1, 2019	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2019	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
Date: March 1, 2019	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: March 1, 2019	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date: March 1, 2019	By:	/s/ SAMIRA K. BECKWITH
	Name:	Samira K. Beckwith
	Title:	Director
Date: March 1, 2019	By:	/s/ JAN BERGER
	Name:	Jan Berger
	Title:	Director
Date: March 1, 2019	By:	/s/ DENNIS K. HELLING
	Name:	Dennis K. Helling
	Title:	Director
Date: March 1, 2019	By:	/s/ DR. ORSULA V. KNOWLTON
	Name:	Dr. Orsula V. Knowlton
	Title:	Director
Date: March 1, 2019	By:	/s/ KATHRINE O’BRIEN
	Name:	Kathrine O’Brien
	Title:	Director
Date: March 1, 2019	By:	/s/ MICHAEL PURCELL
	Name:	Michael Purcell
	Title:	Director
Date: March 1, 2019	By:	/s/ A GORDON TUNSTALL
	Name:	A Gordon Tunstall
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Number

1.	Audited Consolidated Financial Statements of Tabula Rasa HealthCare, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016	F-4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018, 2017, and 2016	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Supplemental Financial Data
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
	Schedule II – Valuation and Qualifying Accounts	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tabula Rasa HealthCare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tabula Rasa HealthCare, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting related to revenue recognition in the year ended December 31, 2018 due to the adoption, using the full retrospective method, of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

March 1, 2019

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets		(as adjusted)*
Current assets:
Cash	$20,278	$10,430
Restricted cash	4,751	—
Accounts receivable, net	27,950	17,087
Inventories	3,594	2,795
Prepaid expenses	2,573	2,253
Other current assets	4,165	2,886
Total current assets	63,311	35,451
Property and equipment, net	11,865	9,243
Software development costs, net	8,248	5,001
Goodwill	108,213	74,613
Intangible assets, net	77,206	62,736
Deferred income tax assets	75	—
Note receivable	1,000	—
Other assets	1,039	788
Total assets	$270,957	$187,832
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$945	$921
Acquisition-related contingent consideration	43,397	1,640
Accounts payable	14,830	16,218
Accrued expenses and other liabilities	16,556	8,988
Total current liabilities	75,728	27,767
Line of credit	45,000	—
Long-term debt	152	784
Long-term acquisition-related contingent consideration	7,800	31,789
Deferred income tax liability	—	989
Other long-term liabilities	3,268	2,615
Total liabilities	131,948	63,944

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 20,719,297 and 19,371,005 shares issued and 20,557,537 and 19,297,539 shares outstanding at December 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	209,330	144,074
Treasury stock, at cost; 161,760 and 73,466 at December 31, 2018 and December 31, 2017, respectively	(3,825)	(959)
Accumulated deficit	(66,498)	(19,229)
Total stockholders’ equity	139,009	123,888
Total liabilities and stockholders’ equity	$270,957	$187,832

*See Note 3 to accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Revenue:		(as adjusted)*	(as adjusted)*
Product revenue	$112,760	$95,238	$76,779
Service revenue	91,510	38,247	18,012
Total revenue	204,270	133,485	94,791
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	84,935	72,778	57,724
Service cost	52,734	20,877	7,453
Total cost of revenue, exclusive of depreciation and amortization	137,669	93,655	65,177
Operating expenses:
Research and development	12,222	5,628	3,811
Sales and marketing	9,667	5,542	3,860
General and administrative	28,181	21,181	11,886
Change in fair value of acquisition-related contingent consideration expense (income)	49,468	(6,173)	(338)
Depreciation and amortization	16,802	9,512	5,115
Total operating expenses	116,340	35,690	24,334
(Loss) income from operations	(49,739)	4,140	5,280
Other expense:
Change in fair value of warrant liability	—	—	(639)
Interest expense, net	906	688	4,488
Loss on extinguishment of debt	—	—	6,411
Total other expense	906	688	10,260
(Loss) income before income taxes	(50,645)	3,452	(4,980)
Income tax (benefit) expense	(3,376)	(9,339)	541
Net (loss) income	$(47,269)	$12,791	$(5,521)
Decretion of redeemable convertible preferred stock	—	—	2,439
Net (loss) income attributable to common stockholders:
Basic	$(47,269)	$12,791	$(3,082)
Diluted	$(47,269)	$12,791	$(6,160)
Net (loss) income per share attributable to common stockholders:
Basic	$(2.48)	$0.76	$(0.41)
Diluted	$(2.48)	$0.68	$(0.53)
Weighted average common shares outstanding:
Basic	19,098,294	16,730,418	7,486,131
Diluted	19,098,294	18,774,374	11,591,210

*See Note 3 to accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock									Common Stock										Total
	Series A		Series A-1		Series B			Preferred Stock		Class A		Class B		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2016, as adjusted*	4,411,766	$4,019	2,500,000	$2,534	2,961,745	22,420	$28,973	—	$—	2,100,980	$—	2,474,917	$—	—	$—	—	$—	$—	$(29,454)	$(29,454)
Issuance of common stock in connection with satisfaction of contingent consideration related to acquisition of St. Mary's Prescription Pharmacy	—	—	—	—	—	—	—	—	—	10,824	—	—	—	—	—	—	—	35	—	35
Accretion of redeemable convertible preferred stock	—	188	—	118	—	(2,745)	(2,439)	—	—	—	—	—	—	—	—	—	—	(516)	2,955	2,439
Transfer of common stock	—	—	—	—	—	—	—	—	—	2,577	—	(2,577)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	722,646	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	4,945,000	—	—	—	51,226	—	51,226
Conversion of redeemable convertible preferred stock upon initial public offering	(4,411,766)	(4,207)	(2,500,000)	(2,652)	(2,961,745)	(19,675)	(26,534)	—	—	—	—	—	—	5,089,436	1	—	—	26,533	—	26,534
Redesignation of Class A and Class B common stock upon initial public offering	—	—	—	—	—	—	—	—	—	(2,837,028)	—	(2,746,377)	—	5,583,405	1	—	—	—	—	1
Conversion of warrants upon initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,930	—	4,930
Surrender of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,372)	—	—	—	—	—	—
Issuance of common stock in connection with Leadership Exit Bonus Plan	—	—	—	—	—	—	—	—	—	—	—	—	—	20,372	—	—	—	—	—	—
Shares withheld for tax in connection with Leadership Exit Bonus Plan	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,010)	—	—	—	(84)	—	(84)
Issuance of common stock in connection with satisfaction of acquisition consideration related to asset acquisition of 9176-1916 Quebec, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	395,407	—	—	—	4,500	—	4,500
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	210,817	—	490,385	—	—	—	—	—	—
Net exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	63,220	—	7,052	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	124,801	—	—	—	153	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,250	—	4,250
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,521)	(5,521)
Balance, December 31, 2016	—	—	—	—	—	—	—	—	—	—	—	—	—	16,628,476	2	—	—	91,027	(32,020)	59,009
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	1,350,000	—	—	—	34,309	—	34,309
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	520,821	—	—	—	11,541	—	11,541
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	43,384	—	—	—	—	—	—
Shares surrendered by stockholder	—	—	—	—	—	—	—	—	—	—	—	—	—	(246)	—		—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(73,466)	(959)		—	(959)
Net exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	28,431	—	—	—	—	—	—
Net exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	593,887	—	—	—	(2,035)	—	(2,035)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	206,252	—	—	—	480	—	480
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,752	—	8,752
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,791	12,791
Balance, December 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—	—	19,371,005	2	(73,466)	(959)	144,074	(19,229)	123,888
Common stock offering issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9)	—	(9)
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	139,140	—	—	—	11,471	—	11,471
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	445,659	—	—	—	—	—	—

	Redeemable Convertible Preferred Stock									Common Stock										Total
	Series A		Series A-1		Series B			Preferred Stock		Class A		Class B		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Total	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Forfeitures of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,294)	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,000)	(2,866)		—	(2,866)
Net exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	262,861	—	—	—	(20)	—	(20)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	500,632	—	—	—	3,523	—	3,523
Reclassification of contingent consideration liability to be settled with common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,774	—	39,774
Disgorgement of short swing profits	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	156	—	156
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,361	—	10,361
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,269)	(47,269)
Balance, December 31, 2018	—	$—	—	$—	—	$—	$—	—	$—	—	$—	—	$—	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009

*See Note 3 to accompanying notes to consolidated financial statements

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(47,269)	$12,791	$(5,521)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,802	9,512	5,115
Amortization of deferred financing costs and debt discount	103	92	1,279
Payment of imputed interest on debt	—	—	(3,893)
Deferred taxes	(3,648)	(9,467)	498
Stock-based compensation	10,361	8,752	4,250
Change in fair value of warrant liability	—	—	(639)
Change in fair value of acquisition-related contingent consideration	49,468	(6,173)	(338)
Change in fair value of acquisition-related consideration	—	—	55
Loss on extinguishment of debt	—	—	6,411
Other noncash items	51	18	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(9,456)	(1,765)	(756)
Inventories	(799)	116	(607)
Prepaid expenses and other current assets	(1,651)	295	(783)
Other assets	(460)	(187)	1
Accounts payable	(778)	1,288	665
Accrued expenses and other liabilities	2,599	2,626	(1,168)
Other long-term liabilities	507	410	2,205
Net cash provided by operating activities	15,830	18,308	6,774

Cash flows from investing activities:
Purchases of property and equipment	(4,988)	(3,303)	(3,813)
Software development costs	(5,558)	(3,314)	(1,854)
Purchases of intangible assets	(30)	—	(29)
Issuance of note receivable	(1,000)	—	—
Acquisition of business, net of cash acquired	(32,232)	(34,451)	(5,400)
Net cash used in investing activities	(43,808)	(41,068)	(11,096)

Cash flows from financing activities:
Payments for repurchase of common stock	(2,866)	(959)	—
Proceeds from exercise of stock options	3,523	480	153
Proceeds from disgorgement of short swing profits	156	—	—
Payments for employee taxes for shares withheld	—	(2,123)	—
Payments for debt financing costs	(175)	(221)	(1,521)
Repayments of notes payable to related parties	—	—	(250)
Borrowings on line of credit	45,000	35,342	6,000
Repayments of line of credit	—	(35,342)	(16,000)
Payments of acquisition-related consideration	—	(600)	(180)
Repayment of note payable related to acquisition	—	—	(14,337)
Payments of equity offering costs	(364)	(365)	(3,346)
Payments of contingent consideration	(1,646)	(1,498)	(1,895)
Proceeds from long-term debt	—	—	30,000
Repayments of long-term debt	(1,051)	(766)	(47,369)
Proceeds from issuance of common stock, net of underwriting costs	—	34,897	55,186
Net cash provided by financing activities	42,577	28,845	6,441
Net increase in cash and restricted cash	14,599	6,085	2,119
Cash and restricted cash, beginning of year	10,430	4,345	2,226
Cash and restricted cash, end of year	$25,029	$10,430	$4,345

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$442	$50	$1,605
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$175	$540	$373
Deferred offering costs included in accounts payable	$—	$355	$132
Cash paid for interest	$720	$599	$8,457
Decretion of redeemable convertible preferred stock to redemption value	$—	$—	$(2,439)
Employee payroll taxes on exercise of stock options included in accrued expenses	$420	$—	$—
Stock issued in connection with acquisitions	$11,471	$11,541	$4,500

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through technology enabled products and services for medication risk management (“MRM”) and to support health plan management. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's cloud-based software solutions provides prescribers, pharmacists, pharmacies and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

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

(b)    Use of Estimates

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

On an ongoing basis, management evaluates its estimates and assumptions, including, but not limited to, those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets (including definite-lived intangible assets), (iv) the evaluation of revenue recognition criteria, (v) assumptions used in the Black-Scholes option-pricing model to determine the fair value of equity and liability classified warrants and stock-based compensation instruments and (vi) the realizability of long-lived assets including goodwill and intangible assets. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company has engaged and may, in the future, engage third-party valuation specialists to assist with estimates related to the valuation of assets and liabilities acquired. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

(c)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. See Note 3 for additional information about the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). See Note 4 for additional detail about the Company’s products and service lines.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Cost of Product Revenue

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

(e)    Cost of Service Revenue

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the health plan management services, pharmacy cost management services and software services and expenses for claims processing, technology services and overhead costs.

(f)    Research and Development

Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions, which include software developers, project managers and other employees engaged in scientific education and research, and the development and enhancement of our service offerings. Research and development expenses also include costs for design and development of new software and technology and new service offerings, including fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses. Costs incurred in research and development are charged to expense as incurred.

(g)    Stock-Based Compensation

The Company accounts for stock-based awards granted to employees and directors in accordance with ASC Topic 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee, director or non-employee is required to provide service in exchange for the award — the requisite service period ("vesting period"). The grant-date fair value of employee and director stock-based awards is determined using the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient's payroll costs or recipient’s service payments are classified.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company until its common stock commenced public trading on September 29, 2016, as such company-specific historical and implied volatility information is limited. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method. The expected term of the stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(h)    Income Taxes

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

(i)    Accretion (Decretion) of Redeemable Convertible Preferred Stock

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

(j)     Net Income (Loss) per Share Attributable to Common Stockholders

The Company computed net income (loss) per share of common stock using the treasury stock method for the year ended December 31, 2018 and 2017. For the year ended December 31, 2016, the Company used the two-class method to compute net loss attributable to common stockholders because the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires net loss applicable to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company's preferred stockholders were entitled to receive annual cumulative dividends payable prior and in preference to dividends paid to holders of common stock when, as and if declared by the Company's Board of Directors (the “Board”). In the event a dividend was paid on common stock, holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). Immediately prior to the closing of the IPO on October 4, 2016, all accumulated dividends were forfeited upon conversion of preferred stock into shares of common stock.

(k)     Cash

Cash at December 31, 2018 and 2017 consists of cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 or 2017.

(l)    Restricted  Cash

Cash and cash equivalents that are restricted as to withdrawal or use under certain contractual agreements are recorded in restricted cash on the Company’s consolidated balance sheet. The Company holds funds on behalf of its clients as part of the Company’s third party administrative services, which falls under the Company’s health plan management services. These amounts are recorded as restricted cash as of December 31, 2018, with an offsetting liability recorded in accrued expenses and other liabilities on the Company’s consolidated balance sheet. The Company follows guidance in ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18") for presentation of restricted cash in the statement of cash flows, which states that changes and transfers in restricted cash should not be presented as cash flow activities in the statement of cash flows. ASU 2016-18 was effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 effective

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

January 1, 2018 and retroactively adjusted a $200 change in restricted cash, which was previously presented as cash flows from investing activities in the consolidated statements of cash flows for the year ended December 31, 2016, to conform with the current year presentation.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total cash and restricted cash as reported in the consolidated statements of cash flows.

	December 31,
	2018	2017
Cash	$20,278	$10,430
Restricted cash	4,751	—
Total cash and restricted cash as presented in the consolidated statement of cash flows	$25,029	$10,430

(m)     Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial condition, the amount of receivables in dispute and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $528 and $63 as of December 31, 2018 and 2017, respectively.

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

(p)    Software Development Costs, net

Certain development costs of the Company's internal-use software are capitalized in accordance with ASC Topic 350, Intangibles — Goodwill and Other ("ASC 350"), which outlines the stages of computer software development and specifies when capitalization of costs is required. The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. Projects that are determined to be in the development stage are capitalized. Subsequent additions, modifications, or upgrades to internal-use software are capitalized to the extent that they allow the software to perform tasks it previously did not perform. Capitalized software costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Capitalized internal-use software costs are amortized using the straight-line method over the remaining estimated useful life of the assets, which is generally three years. Costs incurred in the preliminary project stage and post-

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

implementation stage, as well as maintenance and training costs, are expensed as incurred as part of research and development expense.

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

For the years ended December 31, 2018, 2017 and 2016, the Company performed a qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair values of its reporting unit is less than the carrying amount. Accordingly, no impairment loss was recorded for the years ended December 31, 2018, 2017 or 2016.

(r)    Impairment of Long-Lived Assets Including Other Intangible Assets

Long-lived assets consist of property and equipment, software development costs and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets for the years ended December 31, 2018, 2017 or 2016.

(s)    Deferred Debt Financing Costs

Costs related to obtaining debt financing are capitalized and amortized to interest expense over the term of the related debt using the effective-interest method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired. Deferred financing costs of $291 and $219, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(t)    Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. Lease incentives, including tenant improvement allowances, are recorded to deferred rent and amortized on a straight-line basis over the lease term. Approximately $134 and $163 of deferred rent are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively. Approximately $3,115 and $2,615 of deferred rent is included in long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

(v)    Shipping and Handling Costs

Shipping and handling costs are charged to cost of product revenue when incurred. Shipping and handling costs totaled $4,708,  $3,652, and $2,673 for the years ended December 31, 2018, 2017, and 2016, respectively.

(w) Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising expense of $184,  $117, and $117 for the years ended December 31, 2018, 2017, and 2016, respectively, which is included in sales and marketing expense.

(x) Business Combinations

The costs of business combinations are allocated to the assets acquired and liabilities assumed, in each case based on estimates of their respective fair values at the acquisition dates, using the purchase method of accounting. Fair values of intangible assets are estimated by valuation models prepared by management and third-party specialists. The assets purchased and liabilities assumed have been reflected in the Company's consolidated balance sheets, and the results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date with changes in fair value after the acquisition date affecting earnings in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

(z) Concentration of Credit Risk

The Company's MRM prescription fulfillment services clients, which are sponsors of the federal Medicare Part D plan (prescription drug coverage plan) and, therefore, subject to the reporting requirements established by the Centers

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

for Medicaid and Medicare Services ("CMS"). Under CMS guidelines, Medicare Part D sponsors are required to remit payment for claims within 14 calendar days of the date on which an electronic claim is received and within 30 calendar days of the date on which non-electronically submitted claims are received. The Company extends credit to clients based upon such terms, as well as management's evaluation of creditworthiness, and generally collateral is not required.

The Company’s MRM services clients, health plan management clients, and pharmacy cost management clients consist primarily of healthcare organizations, including payors, providers, and pharmacies. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

As of December 31, 2018, two clients each represented 12% of net accounts receivable. As of December 31, 2017, two clients represented 15% and 12% of net accounts receivable, respectively.

For the years ended December 31, 2018 and 2017, one client accounted for 14% and 18% of total revenue, respectively. For the year ended December 31, 2016, one client accounted for 10% of total revenue.

During 2017, the Company signed a master agreement with a healthcare organization covering 11 PACE facilities, which the Company now considers a single client, which represented 14% and 18% of total revenue for the year ended December 31, 2018 and 2017, respectively. Prior to signing this master agreement, each of these PACE facilities had separate contracts with the Company and were considered separate, individual, clients. On a combined basis, the 11 PACE facilities represented 17% of total revenue for the years ended December 31, 2016.

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

(bb)    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and has subsequently issued a number of amendments to ASU 2014-09. ASU 2014-09, as amended, represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. For public companies, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017 and interim reporting periods within that reporting period.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company adopted ASU-2014-09 as of January 1, 2018 using the full retrospective method. As a result, the Company revised the consolidated balance sheets as of December 31, 2017, and the consolidated statements of operations and cash flows for the years ended December 31, 2017 and 2016, and related notes to the audited consolidated financial statements for the effects of adoption. See Note 3 for additional information.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional modified transition method by which entities may elect to initially apply the transition requirements in ASU 2016-02 at the effective date with the effects of initial application recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and without retrospective application to any comparative prior periods presented. The Company is adopting this standard on January 1, 2019.

ASU 2016-02 provides certain practical expedients for adoption. The Company expects to elect the package of practical expedients which permit it to carry forward its prior conclusions about lease identification, lease classification, and initial direct costs, but does not expect to elect the hindsight practical expedient. The Company is in the process of assessing any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance, with the new standard.

The Company anticipates that this standard will have a material impact on its consolidated financial statements, as right-of-use assets and lease liabilities will be recognized on the consolidated balance sheet for all long-term operating leases. The Company does not expect the standard to materially affect its consolidated net earnings or liquidity, or to impact its debt-covenant compliance under its current agreements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 provides guidance to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-15 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (“ASU 2017-01”). ASU 2017-01 provides guidance for evaluating whether a set of transferred assets and activities (the “set”) should be accounted for as an acquisition of a business or group of assets. The guidance provides a screen to determine when a set does not qualify to be a business. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar assets, the set is not a business. Also to be considered a business, the set would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 was effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company has adopted ASU 2017-01 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. The guidance requires modification accounting only if the fair value, vesting conditions, or the classification of the award (as equity or liability) changes as a result of a change in terms or conditions. ASU 2017-09 was effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company has adopted ASU 2017-09 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounts (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns such payments to nonemployees with the current accounting requirements for share-based payments to employees. ASU 2018-07 is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt ASU 2018-07 for the year ended December 31, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalization implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

3. Adoption of New Accounting Policy

As described in Note 2, the Company adopted ASU 2014-09 on January 1, 2018 using the full retrospective method and applying the practical expedient in paragraph 606-10-65-1(f)(2) of the FASB ASC, under which the Company used the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods for those completed contracts with variable consideration. The following is a summary of the changes in accounting policies and presentation resulting from the adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Pharmacy cost management services

Data and statistics fees from drug manufacturers were previously recognized as revenue when received due to the unpredictable nature of the payment amounts and because fees were not fixed and determinable until received. Under ASU 2014-09, these fees are recognized when the data is submitted to the drug manufacturers. The fees recognized are estimated using historical data, and adjusted as necessary to reflect new information. The estimated fees are recorded as data analytics related contract assets and are included in other current assets on the consolidated balance sheets. As of December 31, 2018 and 2017, the balance of the data analytics contract asset was $2,913 and $1,842, respectively.

Impact on financial statements

The following tables summarize the impact of the adoption of ASU 2014-09 on the previously reported consolidated balance sheets as of December 31, 2017 and consolidated statements of operations for the years ended December 31, 2017 and 2016. Financial statement line items that were not materially affected by the adoption of ASU 2014-09 are excluded. The adoption of ASU 2014-09 had no impact on cash provided by or used in operating, investing or financing activities in the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.

	December 31,
	2017
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Assets
Current assets:
Other current assets	$1,044	$1,842	$2,886
Total current assets	33,609	1,842	35,451
Total assets	$185,990	$1,842	$187,832
Liabilities and stockholders’ equity
Deferred income tax liability	$545	$444	$989
Total liabilities	63,500	444	63,944
Stockholders' equity:
Accumulated deficit	(20,627)	1,398	(19,229)
Total stockholders’ equity	122,490	1,398	123,888
Total liabilities and stockholders’ equity	$185,990	$1,842	$187,832

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Year Ended			Year Ended
	December 31,			December 31,
	2017			2016
	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted	As Previously Reported	Adjustment for ASU on Revenue Recognition	As Adjusted
Revenue:
Product revenue	$98,523	$(3,285)	$95,238	$79,446	$(2,667)	$76,779
Service revenue	36,023	2,224	38,247	14,616	3,396	18,012
Total revenue	134,546	(1,061)	133,485	94,062	729	94,791
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	75,123	(2,345)	72,778	59,901	(2,177)	57,724
Service cost	18,532	2,345	20,877	5,276	2,177	7,453
Total cost of revenue, exclusive of depreciation and amortization	93,655	—	93,655	65,177	—	65,177
Income (loss) from operations	5,201	(1,061)	4,140	4,551	729	5,280
Net income (loss)	$14,296	$(1,505)	$12,791	$(6,250)	$729	$(5,521)

Net income (loss) attributable to common stockholders, basic	$14,296	$(1,505)	$12,791	$(3,811)	$729	$(3,082)
Net income (loss) attributable to common stockholders, diluted	$14,296	$(1,505)	$12,791	$(6,889)	$729	$(6,160)

Net income (loss) per share attributable to common stockholders, basic	$0.85	$(0.09)	$0.76	$(0.51)	$0.10	$(0.41)
Net income (loss) per share attributable to common stockholders, diluted	$0.76	$(0.08)	$0.68	$(0.59)	$0.06	$(0.53)

4.      Revenue

The Company provides technology-enabled solutions tailored toward the specific needs of the healthcare organizations and health plans it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

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

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services, electronic health records solutions, and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represent an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. Set-up activities that do not have value apart from the broader health plan management services provided to the client and that do not represent a separate performance obligation are recognized over the contract term as services are provided. Set-up activities that have value apart from the services provided to the client represent a separate performance obligation and as such, are recognized as performed. Fees for these services are generally billed monthly.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by major service line. The Company manages its operations and allocates its resources as a single reportable segment. All of the Company’s revenue is recognized in the United States and all of the Company’s assets are located in the United States for the years ended December 31, 2018, 2017, and 2016.

The Company's MRM and health plan management clients consist primarily of healthcare payors, providers, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities.

	Year Ended
	December 31,
	2018	2017	2016
Major service lines:
MRM prescription fulfillment services	$112,760	$95,238	$76,779
MRM services	62,558	26,583	7,292
Health plan management services	18,977	6,019	4,547
Pharmacy cost management services	9,698	5,419	6,173
Other services	277	226	—
	$204,270	$133,485	$94,791

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of December 31, 2018 and December 31, 2017.

	December 31,	December 31,
	2018	2017
Contract assets	$3,075	$1,842
Contract liabilities	1,733	1,350

Contract assets as of December 31, 2018 consisted of $2,913 related to data analytics contract assets and $162 related to the gain-share component of completed health plan management services contracts. Contract assets as of December 31, 2017 consisted of $1,842 related to data analytics contract assets. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional. The contract liabilities primarily relate to advanced billings for prescription medications not yet fulfilled or dispensed, acquired performance obligations related to software maintenance contracts associated with our Mediture and Cognify acquisitions (see Note 6), and unamortized setup fees on health plan management contracts. Contract liabilities are included in accrued expenses and other current liabilities and in other long-term liabilities on the Company’s consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within a year.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	December 31,	December 31,
	2018	2017
Contract asset:
Contract asset, beginning of year	$1,842	$2,537
Decreases due to cash received	(1,949)	(2,537)
Increases, net of reclassifications to receivables	3,182	1,842
Contract asset, end of year	$3,075	$1,842

Contract liability:
Contract liability, beginning of year	$1,350	$851
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,295)	(808)
Increases due to cash received, excluding amounts recognized as revenue during the year	978	1,307
Increases due to business combination	1,211	—
Revenue recognized from business combinations that was included in the contract liability balance on the acquisition date	(511)	—
Contract liability, end of year	$1,733	$1,350

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.     Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. The Company computed net income (loss) per share of common stock using the treasury stock method for the years ended December 31, 2018 and 2017 and using the two-class method required for participating securities for the year ended December 31, 2016. The Company considered its redeemable convertible preferred stock to be participating securities as the holders of the preferred stock were entitled to receive a dividend in the event that a dividend was paid on common stock. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive. The following table presents the calculation of basic and diluted net income (loss) per share for the Company’s common stock:

	Year Ended
	December 31,
	2018	2017	2016
Numerator:
Net (loss) income	$(47,269)	$12,791	$(5,521)
Decretion of redeemable convertible preferred stock	—	—	2,439
Net (loss) income attributable to common stockholders, basic	$(47,269)	$12,791	$(3,082)
Decretion of redeemable convertible preferred stock	—	—	(2,439)
Revaluation of warrant liability, net of tax	—	—	(639)
Net (loss) income attributable to common stockholders, diluted	$(47,269)	$12,791	$(6,160)
Denominator:
Weighted average shares of common stock outstanding, basic	19,098,294	16,730,418	7,486,131
Denominator (diluted):
Weighted average shares of common stock outstanding	19,098,294	16,730,418	7,486,131
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,395,687	—
Weighted average dilutive effect of restricted shares	—	638,938	—
Weighted average dilutive effect of contingently issuable shares	—	9,331	—
Weighted average dilutive effect of common shares from warrants	—	—	4,105,079
Weighted average shares of common stock outstanding, diluted	19,098,294	18,774,374	11,591,210
Net (loss) income per share attributable to common stockholders, basic	$(2.48)	$0.76	$(0.41)
Net (loss) income per share attributable to common stockholders, diluted	$(2.48)	$0.68	$(0.53)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2018	2017	2016
Stock options to purchase common stock	2,490,114	—	3,059,690
Unvested restricted stock	1,070,061	—	722,646
Common stock warrants	—	—	32,216
	3,560,175	—	3,814,552

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.     Acquisitions

Cognify

On October 19, 2018, the Company entered into and consummated the transactions contemplated by a Stock Purchase Agreement with each stockholder of Cognify, Inc., (“Cognify”), and Mace Wolf, solely in his capacity as the Sellers’ Representative, to acquire all of the issued and outstanding capital stock of Cognify. Cognify is a provider of electronic health record solutions in the PACE market and to managed long-term care and medical home providers. The consideration for the acquisition was comprised of (i) $10,823 in cash paid upon closing, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the purchase agreement; (ii) the issuance of 93,579 shares of the Company’s common stock; and (iii) contingent purchase price consideration with an acquisition-date estimated fair value of $8,100 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the purchase agreement, based on the achievement of certain performance goals for the twelve-month period ending December 31, 2021. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $7,477 based on the closing trading price on October 19, 2018. In no event is the Company obligated to pay more than $14,000 for the aggregate contingent consideration. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of Cognify, the Company incurred direct acquisition and integration costs of $346 during the year ended December 31, 2018, which were recorded in general and administrative expenses in the consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $8,100. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 18 for additional information.

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration at closing, net of post-closing adjustments	$10,231
Stock consideration at closing	7,477
Estimated fair value of contingent consideration	8,100
Total fair value of acquisition consideration	$25,808

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$520
Prepaid expenses and other current assets	12
Property and equipment	153
Trade name	130
Developed technology	2,100
Client relationships	9,400
Goodwill	16,984
Total assets acquired	$29,299

Accrued expenses and other liabilities	(517)
Deferred income tax liability, net	(2,974)
Total purchase price, including contingent consideration of $8,100	$25,808

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 3,  9, and 12.25 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.56 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Cognify. The fair values of the trade name and developed technology were estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of Cognify. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is not deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is not deductible for income tax purposes.

Revenue from Cognify is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions. Revenue for these services and the related costs is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2018, service revenue of $620 and net loss of $160 from Cognify were included in the Company’s consolidated statement of operations.

The Company continues to evaluate the fair value of certain assets acquired and liabilities assumed, including the fair valuation of deferred tax assets acquired and income tax liabilities assumed, related to the acquisition. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition.

Mediture

On August 31, 2018, the Company entered into a membership interest purchase agreement with each member of Mediture LLC and eClusive L.L.C. (collectively, “Mediture”) and Kelley Business Law, PLLC, solely in its capacity as the seller representative, pursuant to which the Company acquired all of the issued and outstanding membership and/or economic interests of Mediture. Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also services several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) $18,500 cash consideration paid upon closing, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the purchase agreement and (ii) the issuance of 45,561 shares of the Company’s common stock. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $3,994 based on the closing trading price on August 31, 2018. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of Mediture, the Company incurred direct acquisition and integration costs of $494 during the year ended December 31, 2018, which were recorded in general and administrative expenses in the consolidated statements of operations.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration.

Cash consideration at closing, net of post-closing adjustments	$17,471
Stock consideration at closing	3,994
Total fair value of acquisition consideration	$21,465

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,427
Accounts receivable	887
Prepaid expenses and other current assets	146
Property and equipment	219
Trade name	300
Developed technology	2,300
Client relationships	4,500
Non-competition agreement	1,300
Goodwill	13,477
Total assets acquired	$25,556

Accrued expenses and other liabilities	(3,833)
Trade accounts payable	(112)
Other long-term liabilities	(146)
Total purchase price	$21,465

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 3,  3.25,  11.9, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 8.12 years.

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

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is deductible for income tax purposes.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Revenue from Mediture is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions and third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2018, service revenue of $4,528 and net income of $1,291 from Mediture were included in the Company’s consolidated statements of operations.

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

In connection with the acquisition of Peak PACE, the Company incurred direct acquisition and integration costs of $271 during the year ended December 31, 2018, which were recorded in general and administrative expenses in the consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $1,620. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 18 for additional information.

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

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Peak PACE. The fair value of the trade name was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of Peak PACE. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-competition agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-competition agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for income tax purposes.

The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is deductible for income tax purposes.

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the year ended December 31, 2018, service revenue of $5,801 and net income of $524 from Peak PACE were included in the Company’s consolidated statements of operations.

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

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Merger Agreement; (ii) common stock consideration including 520,821 shares of the Company’s common stock issued upon closing with an acquisition-date fair value of $11,541; and (iii) contingent purchase price consideration with an acquisition-date estimated fair value of $38,092 to be paid 50% in cash and 50% in the Company’s common stock, subject to adjustments as set forth in the Merger Agreement, based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. In addition, the Company is not obligated to pay more than $35,000 in cash and the Company’s common stock for the first contingent payment, or more than $130,000 for the aggregate overall closing consideration (not taking into account certain adjustments set forth in the Merger Agreement) and contingent payments. No contingent purchase price consideration was earned or paid with respect to the twelve-month period ended December 31, 2017 as a result of the applicable performance goals not being achieved. The final contingent consideration liability payable was calculated to be $85,000 as of December 31, 2018, of which $42,500 is payable in cash and the remaining portion is payable in stock, and is expected to be paid during the first quarter of 2019. As of December 31, 2018, the SRx acquisition-related contingent consideration had a fair value of $81,692, of which $39,774 is equity-classified and payable in stock. See Note 18 for additional information.

In connection with the acquisition of SRx, the Company incurred direct acquisition and integration costs of $1,015 during the 2017 fiscal year, which were recorded in general and administrative expenses in the consolidated statements of operations. During year ended December 31, 2018, the Company incurred an additional $77 of acquisition and integration costs related to the SRx acquisition, which were recorded in general and administrative expenses in the Company’s consolidated statements of operations.

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $38,092. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 18 for additional information.

The following table summarizes the final purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

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

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of SRx. The fair values of the trade name and technology were estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of SRx. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the non-competition agreements was estimated using the differential approach which involves valuing the business under two different scenarios. The first valuation assumes the non-competition agreements are in place and the second valuation assumes that they are not. The difference in the value of the business under each approach is attributed to the non-competition agreements.

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

Revenue from SRx is primarily comprised of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements. For the year ended December 31, 2017, service revenue of

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

$12,119 and net income of $3,736 from SRx were included in the Company’s consolidated statements of operations since the acquisition date.

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

The deferred acquisition cash consideration of $5,000 was recorded at its acquisition-date fair value of $4,955, using an assumed cost of debt of 7.8%. The $45 discount was being amortized to interest expense using the effective interest method through the consideration payment date. The Company amortized $32 and $13 of the discount to interest expense for the years ended December 31, 2017 and 2016, respectively. Additionally, the deferred stock consideration of $5,000 was recorded at its acquisition-date fair value of $4,445 and was accreted up to its payment-date fair value of $4,500. The stock consideration paid in connection with the acquisition was subject to a lock-up agreement and, as a result, a discount for lack of marketability of 10% was applied to determine the fair value of the stock consideration as of the acquisition date. The acquisition-related consideration balance was fully paid during 2017.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Proforma (unaudited)

The unaudited pro forma results presented below include the results of the SRx, Peak PACE, Mediture, Cognify and 9176-1916 Quebec Inc. acquisitions as if they had been consummated as of January 1, 2016. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to certain employees of SRx, Peak PACE and Mediture at the closing of the relevant acquisition, and the estimated tax effect of adjustments to income before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$217,725	$176,290	$139,485
Net loss	(48,451)	(2,908)	(8,979)
Net loss per share attributable to common stockholders, basic	(2.52)	(0.17)	(0.78)
Net loss per share attributable to common stockholders, diluted	(2.52)	(0.17)	(0.78)

7. Note Receivable

On October 1, 2018, the Company issued a note receivable to DoseMe Holdings Pty Ltd in the principal amount of $1,000 with simple annual interest rate of 10.0%. The note receivable was payable on the one-year anniversary, October 1, 2019. The note receivable was satisfied in conjunction with the completion of the acquisition of DoseMe Holdings Pty Ltd on January 2, 2019. See note 23 for additional information.

8.       Property and Equipment

As of December 31, 2018 and 2017, property and equipment consisted of the following:

	Estimated	December 31,
	useful life	2018	2017
Computer hardware and purchased software	3 years	$5,641	$2,565
Office furniture and equipment	5 years	8,569	7,275
Leasehold improvements	5-15 years	7,018	5,366
		21,228	15,206
Less: accumulated depreciation		(9,363)	(5,963)
Property and equipment, net		$11,865	$9,243

Depreciation and amortization expense on property and equipment for the years ended December 31, 2018, 2017 and 2016 was $3,493, $2,146 and $1,267, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of December 31, 2018 and 2017, capitalized software costs consisted of the following:

	December 31, 2018	December 31, 2017
Software development costs	$15,278	$9,873
Less: accumulated amortization	(7,030)	(4,872)
Software development costs, net	$8,248	$5,001

Capitalized software development costs included above not yet subject to amortization	$3,500	$1,021

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $2,158,  $1,721 and $1,106, respectively.

10.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the years ended December 31, 2018 and 2017 are as follows:

Balance at January 1, 2017	$21,686
Goodwill from 2017 acquisition	52,927
Balance at December 31, 2017	74,613
Goodwill from 2018 acquisitions	34,020
Adjustments to Goodwill	(420)
Balance at December 31, 2018	$108,213

There were no indicators of impairment during the years ended December 31, 2018, 2017 or 2016 and there are no accumulated impairment charges as of December 31, 2018, 2017 or 2016.

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2018
Trade names	7.96	$7,436	$(2,357)	$5,079
Client relationships	9.56	54,069	(10,757)	43,312
Non-competition agreements	5.00	6,754	(1,885)	4,869
Developed technology	7.19	31,191	(7,296)	23,895
Domain name	10.00	59	(8)	51
Total intangible assets		$99,509	$(22,303)	$77,206

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2017
Trade names	8.56	$6,716	$(1,320)	$5,396
Client relationships	8.48	34,949	(5,652)	29,297
Non-competition agreements	4.96	5,404	(739)	4,665
Developed technology	7.38	26,791	(3,438)	23,353
Domain name	10.00	29	(4)	25
Total intangible assets		$73,889	$(11,153)	$62,736

Amortization expense for intangible assets for the years ended December 31, 2018, 2017 and 2016 was $11,150,  $5,645 and $2,739 respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2019	$12,860
2020	12,360
2021	12,243
2022	11,151
2023	9,964
Thereafter	18,628
Total estimated amortization expense	$77,206

11.       Accrued Expenses and Other Liabilities

At December 31, 2018 and 2017, accrued expenses and other liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Employee related expenses	$6,357	$4,572
Contract liability	1,580	1,350
Accrued payables due to customers	—	1,200
Client funds obligations*	4,751	—
Contract labor	1,563	463
Interest	121	13
Deferred rent	134	163
Professional fees	442	288
Income taxes payable	—	20
Other expenses	1,608	919
Total accrued expenses and other liabilities	$16,556	$8,988

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

12.      Notes Payable Related to Acquisition

In December 2014, as part of the acquisition-related consideration of the acquisition of Medliance LLC (“Medliance”), the Company issued multiple subordinated convertible promissory notes (the "Medliance Notes") to the owners of Medliance for aggregate borrowings of $16,385. Interest was 8% and compounded annually. All unpaid principal and unpaid accrued interest was due and payable on June 30, 2016. On July 1, 2016, the Company repaid the Medliance Notes with the proceeds from a long-term credit facility (see Note 13). Interest expense was $709 for the year ended December 31, 2016. The Company recorded the Medliance Notes at their aggregate acquisition date fair values of $14,347 and the notes were accreted up to their face values of $16,385 over the 18 month term using the effective-interest method. For the year ended December 31, 2016, the Company amortized $755 of the discount to interest

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

expense.

13      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018 and February 7, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Amended and Restated 2015 Line of Credit matures on September 6, 2020.

Interest on the Amended and Restated 2015 Line of Credit was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Line of Credit require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ending December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA starting with the quarter ending December 31, 2017 and each quarter thereafter, of at least 75% of the plan approved by the Company’s Board. In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank.

As of December 31, 2018, the Company was in compliance with all of the financial covenants related to the Amended and Restated 2015 Line of Credit, and management expects that the Company will be able to maintain compliance with the financial covenants.

In September 2015, the Company arranged for Bridge Bank to issue a $500 letter of credit on its behalf in connection with the Company’s lease agreement for the office space in Moorestown, NJ (see Note 19). The letter of credit was issued under the Amended 2015 Line of Credit. During the fourth quarter of 2017, the letter of credit was amended and reduced to $400. During the fourth quarter of 2018, the letter of credit was further amended and reduced to $300. The letter of credit renews annually and expires in September 2027 and reduces amounts available on the line of credit.

As of December 31, 2018, $45,000 was outstanding under the Amended and Restated 2015 Line of Credit. As of December 31, 2017, there were no aggregate borrowings outstanding under the Amended and Restated 2015 Line of Credit. As of December 31, 2018, amounts available for borrowings under the Amended and Restated 2015 Line of Credit were $14,700.

As of December 31, 2018, 2017 and 2016, the interest rate on the Amended and Restated 2015 Line of Credit was 5.58%, 4.31% and 4.06%, respectively. Interest expense was $712, $389 and $570 for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the Amended and Restated 2015 Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $535. The Company is amortizing the deferred financing costs associated with the Amended and Restated 2015 Line of Credit to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Line of Credit and amortized $103,  $60 and $46 to interest expense for the years ended December 31, 2018, 2017 and 2016, respectively.

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

(c)     Capital Lease Obligations

The following table represents the total capital lease obligations of the Company at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Capital leases	$1,097	$1,705
Less current portion, net	(945)	(921)
Total capital leases, less current portion, net	$152	$784

The Company has entered into leases for certain equipment and software, which are recorded as capital lease obligations. These leases have interest rates ranging from 4% to 14%. Interest expense related to the capital leases was $115,  $209 and $200 and for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization of assets held under capital leases is included in depreciation and amortization expense. The net book value of equipment and software acquired under capital lease was $1,077 and $1,918 as of December 31, 2018 and 2017, respectively, and are reflected in property and equipment on the consolidated balance sheets.

(d)    Long-Term Debt Maturities

As of December 31, 2018, the Company's long-term debt consisted of capital lease obligations and is payable as follows:

Total
long-term
debt
2019	$987
2020	150
2021	4
1,141
Less amount representing interest	(44)
Present value of payments	1,097
Less current portion	(945)
Total long-term debt, net of current portion	$152

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(e)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation, which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term expiring April 2019. As of December 31, 2018 and 2017, the Company had $5,340 and $4,055, respectively, due to AmerisourceBergen Drug Corporation as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

14.      Income Taxes

The Company accounts for income taxes under ASC Topic 740 —Income Taxes ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company's income (loss) before income taxes was $(50,645),  $3,452 and $(4,980) for the years ended December 31, 2018, 2017 and 2016, respectively, and the Company has no foreign sources of income or loss.

The (benefit) expense for income taxes consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
US federal	$1	$20	$(4)
State and local	271	108	47
Total current income tax expense	272	128	43
Deferred:
US federal	(3,150)	(8,948)	440
State and local	(498)	(519)	58
Total deferred income tax (benefit) expense	(3,648)	(9,467)	498
Total income tax (benefit) expense	$(3,376)	$(9,339)	$541

For the years ended December 31, 2018, 2017 and 2016 the Company had an effective tax rate of 6.7%, (270.5%) and (10.9%) respectively. In conjunction with the acquisition of SRx in the third quarter of 2017, the Company recognized a net deferred tax liability of $9,624 primarily related to intangible assets other than goodwill. The Company determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $5,786 of its deferred tax asset valuation allowance in 2017.

For the year ended December 31, 2016, the Company’s income tax provision was comprised of current Federal alternative minimum tax, current state taxes and deferred tax expense associated with indefinite-lived deferred tax liabilities for goodwill amortization, in addition to a change in the valuation allowance related to deferred tax assets for income generated in the current period.

As of December 31, 2018, the Company had federal net operating loss ("NOL") carryforwards of $32,933 and state NOL carry forwards of $38,446, each of which are available to reduce future taxable income. The NOL carryforwards, if not utilized, will begin to expire in 2029 for federal purposes and in 2022 for state purposes.

The tax benefits of uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax benefits in income tax

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

expense. Through December 31, 2018, the Company had no unrecognized tax benefits or related interest and penalties accrued.

The principal components of the Company's deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net federal operating loss carry forward	$6,937	$6,269
Net state operating loss carry forward	2,096	1,662
Accruals	411	305
Stock options	4,056	2,837
Deferred rent	882	765
Other	347	177
Deferred tax assets	14,729	12,015
Less: valuation allowances	(1,436)	(1,338)
Deferred tax assets after valuation allowance	13,293	10,677
Deferred tax liabilities:
Fixed assets	(1,599)	(1,043)
Amortizable intangible assets	(10,555)	(9,295)
Indefinite-lived intangibles	(933)	(772)
Other	(131)	(556)
Deferred tax liabilities	(13,218)	(11,666)
Net deferred tax asset (liabilities)	$75	$(989)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, the Company recorded a full valuation allowance against its deferred tax assets because the Company's management determined that it was more-likely-than-not that the assets would not be fully realized. As noted above, in 2017 the Company determined that the deferred tax liabilities related to the SRx acquisition and its estimated future pretax income provided sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns, and as a result the Company released $5,786 of its deferred tax asset valuation allowance as of December 31, 2017. During 2018, additional jurisdictions announced they will require consolidated returns to be filed beginning in 2019. The Company determined that its deferred tax liabilities provide sufficient sources of recoverability to realize the Company’s deferred tax assets in those jurisdictions, and as a result, the Company released $561 of its deferred tax asset valuation allowance as of December 31, 2018.

The changes in valuation allowance were as follows:

	Year-Ended
	December 31,
	2018	2017
Balance at beginning of the year	$1,338	$7,389
Increase (decrease) due to NOLs and temporary differences	659	(265)
Deferred benefit recognized	(561)	(5,786)
Balance at end of the year	$1,436	$1,338

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

A reconciliation of income tax benefit (expense) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State income taxes, net of federal income tax	0.5	(21.6)	(1.6)
Change in tax rate	—	(9.7)	—
Change in fair value of warrant liabilities	—	—	3.8
Change in valuation allowance	(0.2)	(144.0)	(42.1)
Non-deductible stock compensation and tax windfall benefits, net	6.4	(79.4)	(2.7)
Change in fair value of contingent consideration	(20.6)	(62.0)	—
Non-deductible expenses and other	(0.4)	12.2	(2.3)
Effective income tax rate	6.7%	(270.5)%	(10.9)%

In the normal course of business, the Company is subject to examination by taxing authorities from the federal and state governments within the United States. As of December 31, 2018, the Company's tax years beginning in 2015 remain open for examination by taxing authorities.

15.      Other Long-term Liabilities

Other long term liabilities as of December 31, 2018 and 2017 consisted of $3,268 and $2,615, respectively, which primarily represents the long-term portion of deferred rent related to the Company's property leases.

16.     Stockholders' Equity

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

On December 8, 2017, the Company closed on a follow-on underwritten public offering (the “Offering”) in which the Company issued 1,350,000 shares of common stock, at an issuance price of $27.50 per share. The Company received net proceeds of $34,897 after deducting underwriting discounts and commissions of $2,228 but before deducting other offering expenses. Proceeds from the Offering were used to repay outstanding indebtedness under the Company’s Amended and Restated 2015 Line of Credit.

(b)    Common Stock Warrants

During the year ended December 31, 2017, 28,431 shares of common stock were issued upon the net exercise of 32,216 warrants to purchase common stock at an exercise price of $1.55 per share. As of December 31, 2018, no warrants to purchase shares of common stock were outstanding. During 2016 prior to the IPO, the Company issued 210,817 shares of common stock upon the cashless exercise of warrants to purchase 232,787 shares of common stock. Upon completion of the IPO on October 4, 2016, 202,061 shares of common stock were issued upon the automatic net

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

exercise of then outstanding warrants that would otherwise have expired upon the completion of the IPO, immediately prior to the closing of the IPO.

(c)    Preferred Stock Warrants

Upon completion of the IPO on October 4, 2016, the then outstanding warrants to purchase preferred stock converted into warrants to purchase an aggregate of 463,589 shares of common stock. On October 12, 2016, 288,324 shares of common stock were issued upon the net exercise of 431,373 of these warrants. No preferred stock warrants were issued during the years ended December 31, 2018 and 2017. As of December 31, 2018, no warrants to purchase shares of preferred stock were outstanding.

(d)    Common Stock Repurchase

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Line of Credit. During the year ended December 31, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. During the year ended December 31, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959. As of December 31, 2018, $1,175 of common stock remained available for repurchase.

e)    Disgorgement of Short Swing Profits

During the fourth quarter of 2018, the Company received $156 of proceeds from an officer of the Company representing the disgorgement of a short swing profit on the officer’s sale of the Company’s stock during the fourth quarter of 2018.

17.     Stock-Based Compensation

On September 28, 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (“2014 Plan”) into the 2016 Plan. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue in effect according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan were issued or transferred under the 2016 Plan. The 2016 Plan authorizes the issuance or transfer of up to the sum of the following: (1) 800,000 new shares, plus (2) the number of shares of common stock subject to outstanding grants under the 2014 Plan as of the effective date of the 2016 Plan; provided, however, that the aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2016 Plan pursuant to incentive stock options may not exceed 800,000. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. During 2018, the Board approved an increase of 964,876 shares to the share reserve. As of December 31, 2018, 567,520 shares were available for future grants under the 2016 Plan.

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

The following table summarizes the restricted stock award activity under the 2016 Plan for the years ended December 31, 2018, 2017 and 2016:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at January 1, 2016	—
Granted	722,646	$12.00
Outstanding at December 31, 2016	722,646	12.00
Granted	43,384	16.33
Vested	(12,364)	12.00
Outstanding at December 31, 2017	753,666	12.25
Granted	445,659	32.83
Vested	(120,970)	12.78
Forfeited	(8,294)	31.27
Outstanding at December 31, 2018	1,070,061	$20.61

For the years ended December 31, 2018, 2017 and 2016, $3,809, $5,434 and $3,285 of expense was recognized related to restricted stock awards, respectively. As of December 31, 2018, there was unrecognized compensation expense of $11,225 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.28 years.

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost is being recognized over the service period based on management’s determination that it is probable that the milestones will be achieved. For the year ended December 31, 2018, the Company recorded $1,385 of expense related to performance-based stock awards. As of December 31, 2018, there was unrecognized compensation expense of $1,708 related to the performance-based stock award.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Stock Options

The Company recorded $5,167,  $3,318 and $721 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the years ended December 31, 2018, 2017 and 2016, respectively.

The table below sets forth the weighted average assumptions for employee grants during the years ended December 31, 2018, 2017 and 2016.

	Year Ended
	December 31,
Valuation assumptions:	2018	2017	2016
Expected volatility	58.50%	61.00%	61.00%
Expected term (years)	6.07	6.03	5.69
Risk-free interest rate	2.46%	2.21%	1.37%
Dividend yield	—	—	—

The weighted average grant date fair value of employee options granted during the years ended December 31, 2018, 2017 and 2016 was $22.01,  $8.25 and $7.74, respectively.

The following table summarizes stock option activity for the years ended December 2018, 2017, and 2016:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at January 1, 2016	2,791,754	$3.27
Granted	479,010	14.56
Exercised	(203,991)	1.32
Forfeited	(7,083)	9.02
Outstanding at December 31, 2016	3,059,690	5.14
Granted	1,063,306	14.64
Exercised	(1,162,579)	3.15
Forfeited	(77,242)	11.61
Outstanding at December 31, 2017	2,883,175	9.26
Granted	512,515	38.77
Exercised	(797,207)	6.15
Forfeited	(108,369)	23.63
Outstanding at December 31, 2018	2,490,114	$15.70	7.0	$119,669
Options vested and expected to vest at December 31, 2018	2,490,114	$15.70	7.0	$119,669
Exercisable at December 31, 2018	1,345,049	$8.19	5.5	$74,738

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal year for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 were $33,937,  $14,512 and $2,785, respectively.

As of December 31, 2018, there was $13,901 of unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.4 years.

Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $3,523,  $480 and $153, respectively. During the year ended December 31, 2018, 33,714 shares of common stock were delivered by

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 296,575 stock options with a gross exercise value of $1,378. During the year ended December 31, 2017, 362,440 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 956,327 stock options with a gross exercise value of $3,187. During the year ended December 31, 2016, 7,930 shares of common stock were delivered by option holders as payment for the exercise of 71,150 stock options with a gross exercise value of $104.

The Company recorded total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 in the following expense categories of its consolidated statement of operations:

	Year Ended
	December 31,
	2018	2017	2016
Cost of revenue - product	$692	$502	$191
Cost of revenue - service	1,590	293	46
Research and development	2,566	694	62
Sales and marketing	1,580	598	138
General and administrative	3,933	6,665	3,813
Total stock-based compensation expense	$10,361	$8,752	$4,250

18.     Fair Value Measurements

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

The Company has classified liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$43,397	$43,397
Acquisition-related contingent consideration - long-term	—	—	7,800	7,800
	$—	$—	$51,197	$51,197

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2017
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$1,640	$1,640
Acquisition-related contingent consideration - long-term	—	—	31,789	31,789
	$—	$—	$33,429	$33,429

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During 2016, the Company made a $1,895 cash payment toward the Medliance acquisition-related contingent consideration. The Company also recorded a $338 reduction to the Medliance acquisition-related contingent consideration during 2016 based on a decrease in estimated future revenues. During 2017, the Company made a $1,498 cash payment toward the Medliance acquisition-related contingent consideration. The Company also recorded a $130 increase to the acquisition-related contingent consideration during 2017 based on an increase in estimated future revenues. During 2018, the Company recorded a $6 adjustment to the fair value of the acquisition-related contingent consideration associated with the acquisition of Medliance in 2014 and made the final $1,646 cash payment toward the Medliance acquisition-related contingent consideration. As of December 31, 2018, the Medliance contingent consideration was paid in full and no amounts are outstanding. The fair value of the Medliance contingent consideration was calculated to be $1,640 at December 31, 2017.

The SRx acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017.  The contingent consideration payable is based on SRx’s EBITDA, as defined in the Merger Agreement, multiplied by a variable EBITDA multiple, which is based on a formula as set forth in the Merger Agreement. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. For the year ended December 31, 2018, the Company recorded a $49,903 charge for the change in the fair value of the SRx acquisition-related contingent consideration based on an increase in the EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization and an increase in SRx’s EBITDA for the year. For the year ended December 31, 2017, the Company recorded a $6,303 adjustment to reduce the fair value of the SRx acquisition-related contingent consideration based on a decrease in estimated future operating results. As of December 31, 2017, the fair value of the SRx acquisition-related contingent consideration was $31,789. The final amount of the SRx acquisition-related contingent consideration liability was calculated to be $85,000, of which $42,500 is payable in cash and the remaining portion is payable in stock and is equity-classified at December 31, 2018, and is expected to be paid during the first quarter of 2019. As of December 31, 2018, the fair value of the SRx acquisition-related contingent consideration was calculated to be $81,692, of which $39,774 is equity-classified.

The Peak PACE acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. The contingent consideration payable is based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the year ended December 31, 2018, the Company recorded a $141 gain for the change in the fair value of the Peak PACE acquisition-related contingent consideration primarily based on a decrease in the EBITDA used in the contingent consideration payment calculation. The final amount of the Peak PACE acquisition-related contingent consideration was calculated to be $1,500 as of December 31, 2018 and is expected to be paid during the first quarter of 2019. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,479 as of December 31, 2018.

The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The contingent consideration payable is based a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the year ended December 31, 2018, the Company recorded a $300 gain for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to an increase in the 2018 results. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $7,800 as of December 31, 2018 and the final amount of the contingent consideration liability will be fixed as of December 31, 2021.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The changes in fair value of the Company’s acquisition-related contingent consideration liability for the years ended December 31, 2018 and 2017 was as follows:

Balance at January 1, 2017	$3,008
Acquisition date fair value of SinfoníaRx contingent consideration	38,092
Fair value of cash consideration paid	(1,498)
Adjustments to fair value measurement	(6,173)
Balance at December 31, 2017	33,429
Acquisition date fair value of Peak PACE contingent consideration	1,620
Acquisition date fair value of Cognify contingent consideration	8,100
Fair value of cash consideration paid	(1,646)
Adjustments to fair value measurement	49,468
Reclassification of amounts to be settled in common stock to equity	(39,774)
Balance at December 31, 2018	$51,197

19.     Commitments and Contingencies

(a)    Operating Leases

The Company has entered into various operating leases for office space expiring on various dates through 2030, which also contain renewal options and escalation clauses, and obligations to pay a pro rata share of operating expenses and taxes. On August 21, 2015, the Company entered into three operating lease agreements to expand its dispensary operations and corporate office space in Moorestown, NJ. Two of the three leases commenced on March 31, 2016 and the third lease commenced on October 1, 2016. All three leases were originally scheduled to expire on November 30, 2027. The Company has the option to extend the leases for one additional period of ten years. On June 25, 2018, the Company entered into an amendment to these lease agreements to extend the maturity date to January 31, 2030. The Company also entered into a new operating agreement to expand its corporate office space in Moorestown, NJ. The lease is expected to commence in the first quarter of 2019 and expires January 31, 2030. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows:

December 31, 2018
2019	$3,793
2020	3,717
2021	3,466
2022	3,165
2023	2,949
Thereafter	15,277
Total minimum lease payments	$32,367

Rent expense under these operating leases was $3,016,  $2,012 and $1,342 for the years ended December 31, 2018, 2017 and 2016 respectively.

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

(d)    Letter of Credit

As of December 31, 2018 and 2017, the Company was contingently liable for $300 and $400, respectively, under an outstanding letter of credit (see Note 13) related to the Company’s lease agreement for the office space in Moorestown, NJ.

20.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made matching contributions to participants’ accounts totaling $1,643,  $644 and $347 during the years ended December 31, 2018, 2017 and 2016, respectively.

21.     Related-Party Transactions

During 2016, the Company engaged Tunstall Consulting, a corporate financial planning company, to provide professional services related to obtaining the ABC Credit Facility (Note 13(b)). Tunstall Consulting is owned and operated by a member of the Board. Costs incurred by the Company for professional services provided by the related party were $104 and were recorded as deferred financing costs during 2016, which were fully amortized when the ABC Credit Facility was repaid in full during the third quarter of 2016.

On September 15, 2016, the Company acquired certain assets from an entity indirectly controlled by the Company’s Chief Scientific Officer (see Note 6).

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

22.     Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2018 and 2017.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Total revenue	$43,944	$48,598	$54,418	$57,310	$204,270
(Loss) income from operations	$(15,381)	$(34,825)	$9,810	$(9,343)	$(49,739)
Net (loss) income attributable to common stockholders, basic and diluted	$(18,094)	$(29,026)	$10,416	$(10,565)	$(47,269)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.96)	$(1.53)	$0.54	$(0.54)	$(2.48)
Diluted	$(0.96)	$(1.53)	$0.47	$(0.54)	$(2.48)

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
Total revenue	$27,977	$29,437	$32,731	$43,340	$133,485
(Loss) income from operations	$(2,422)	$(1,441)	$(773)	$8,776	$4,140
Net (loss) income attributable to common stockholders, basic and diluted	$(2,593)	$(1,683)	$6,165	$10,902	$12,791
Net (loss) income per share attributable to common stockholders:
Basic	$(0.16)	$(0.10)	$0.37	$0.62	$0.76
Diluted	$(0.16)	$(0.10)	$0.33	$0.55	$0.68

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

23.  Subsequent Events

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of up to $10,000 paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of the Company’s common stock and (iii) the potential for a contingent earn out payment of up to $10,000, to be paid in 50% cash and 50% of the Company’s common stock, based on the financial performance of DoseMe. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price. Initial accounting for the acquisition is incomplete as of March 1, 2019 due to the complexity of the transaction. Pro forma financial information has not been provided herein due to a lack of sufficient information at the time of filing.

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes will bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1,000 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Upon conversion, the Company will pay or deliver, as the case may be, shares of the Company’s common stock, cash or a combination thereof at the Company’s option. In connection with the offering of the notes, the Company also entered into convertible note hedge transactions with affiliates of certain of

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the initial purchasers (the “option counterparties”) of the notes pursuant to the terms of call option confirmations.  The Company also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions could separately have a dilutive effect on the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at End
Description	Period	Expenses	Deductions	Acquisition	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$63	$362	$—	$103	$528
Year Ended December 31, 2017	$39	$24	$—	$—	$63
Year Ended December 31, 2016	$49	$(10)	$—	$—	$39

		Allowance	Release of
	Balance at	Recorded on	Allowance on
	Beginning of	Current Year	Losses Expired		Balance at End
Description	Period	Losses	or Revalued	Other	of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2018	$1,338	$659	$(561)	$—	$1,436
Year Ended December 31, 2017	$7,389	$(265)	$(5,786)	$—	$1,338
Year Ended December 31, 2016	$4,489	$2,900	$—	$—	$7,389