Form 10-Q
period 2019-03-31
Tabula Rasa HealthCare, Inc.
filed 2019-05-10
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37888

Tabula Rasa HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	46-5726437 (I.R.S. Employer Identification No.)
228 Strawbridge Drive, Suite 100 Moorestown, NJ 08057 (Address of Principal Executive Offices, including Zip Code)	(866) 648 - 2767 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	TRHC	The Nasdaq Stock Market

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

As of April 30, 2019, the Registrant had 21,988,349 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$49,598	$20,278
Restricted cash	4,281	4,751
Accounts receivable, net	33,488	27,950
Inventories	3,711	3,594
Prepaid expenses	3,529	2,573
Other current assets	6,670	4,165
Total current assets	101,277	63,311
Property and equipment, net	14,481	11,865
Operating lease right-of-use assets	23,460	—
Software development costs, net	10,218	8,248
Goodwill	166,052	108,213
Intangible assets, net	193,617	77,206
Deferred income tax assets	—	75
Note receivable	—	1,000
Other assets	1,390	1,039
Total assets	$510,495	$270,957
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$810	$945
Current operating lease liabilities	4,058	—
Acquisition-related contingent consideration	9,852	43,397
Accounts payable	16,542	14,830
Accrued expenses and other liabilities	25,066	16,556
Total current liabilities	56,328	75,728
Line of credit	—	45,000
Long-term debt and finance leases, net	217,233	152
Noncurrent operating lease liabilities	22,560	—
Long-term acquisition-related contingent consideration	8,700	7,800
Deferred income tax liability	22,428	—
Other long-term liabilities	133	3,268
Total liabilities	327,382	131,948

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,140,648 and 20,719,297 shares issued and 21,978,198 and 20,557,537 shares outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	264,453	209,330
Treasury stock, at cost; 162,450 and 161,760 shares at March 31, 2019 and December 31, 2018, respectively	(3,865)	(3,825)
Accumulated deficit	(77,477)	(66,498)
Total stockholders’ equity	183,113	139,009
Total liabilities and stockholders’ equity	$510,495	$270,957

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Product revenue	$30,982	$27,180
Service revenue	29,977	16,764
Total revenue	60,959	43,944
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	23,475	20,832
Service cost	18,193	10,832
Total cost of revenue, exclusive of depreciation and amortization	41,668	31,664
Operating expenses:
Research and development	5,550	2,213
Sales and marketing	4,850	2,002
General and administrative	13,743	5,877
Change in fair value of acquisition-related contingent consideration expense	1,176	13,521
Depreciation and amortization	6,299	4,048
Total operating expenses	31,618	27,661
Loss from operations	(12,327)	(15,381)
Other expense:
Interest expense, net	2,693	63
Total other expense	2,693	63
Loss before income taxes	(15,020)	(15,444)
Income tax (benefit) expense	(4,041)	2,650
Net loss	$(10,979)	$(18,094)
Net loss per share, basic and diluted	$(0.54)	$(0.96)
Weighted average common shares outstanding, basic and diluted	20,384,557	18,789,226

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2018	—	$—	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	—	—	(2)	—	(2)
Issuance of restricted stock	—	—	395,254	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	—	—	(80,000)	(2,866)	—	—	(2,866)
Exercise of stock options	—	—	374,904	—	—	—	902	—	902
Stock-based compensation expense	—	—	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	—	—	(18,094)	(18,094)
Balance, March 31, 2018	—	$—	20,141,163	$2	(155,940)	$(3,825)	$146,919	$(37,323)	$105,773

									Total
	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	—	$—	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	—	—	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	—	—	9,547	—	—	—	—	—	—
Issuance of restricted stock	—	—	565,840	—	—	—	—	—	—
Exercise of stock options	—	—	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	—	—	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs and tax effect	—	—	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	—	$—	22,140,648	$2	(162,450)	$(3,865)	$264,453	$(77,477)	$183,113

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,979)	$(18,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,299	4,048
Amortization of deferred financing costs and debt discount	1,575	21
Deferred taxes	(3,381)	(94)
Stock-based compensation	6,852	1,945
Change in fair value of acquisition-related contingent consideration	1,176	13,521
Acquisition-related contingent consideration paid	(24,428)	—
Other noncash items	12	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(3,258)	(3,285)
Inventories	(117)	124
Prepaid expenses and other current assets	(2,029)	(505)
Other assets	(354)	282
Accounts payable	(1,458)	(1,770)
Accrued expenses and other liabilities	3,464	4,064
Other long-term liabilities	(20)	(48)
Net cash (used in) provided by operating activities	(26,646)	209

Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(1,122)
Software development costs	(2,630)	(1,060)
Proceeds from repayment of note receivable	1,000	—
Acquisitions of businesses, net of cash acquired	(158,726)	—
Net cash used in investing activities	(161,375)	(2,182)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(2,866)
Proceeds from exercise of stock options	1,037	920
Payments for debt financing costs	(9,418)	(2)
Repayments of line of credit	(45,000)	—
Payments of equity offering costs	—	(357)
Payments of acquisition-related contingent consideration	(18,722)	(1,646)
Repayments of long-term debt and finance leases	(276)	(254)
Proceeds from issuance of convertible senior subordinated notes	325,000	—
Proceeds from sale of warrants	65,910	—
Purchase of convertible note hedges	(101,660)	—
Net cash provided by (used in) financing activities	216,871	(4,205)
Net increase (decrease) in cash and restricted cash	28,850	(6,178)
Cash and restricted cash, beginning of period	25,029	10,430
Cash and restricted cash, end of period	$53,879	$4,252

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$—	$442
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$1,600	$390
Cash paid for interest	$484	$43
Cash paid for taxes	$4	$—
Stock issued in connection with acquisitions	$9,504	$—

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through technology enabled products and services for medication risk management (“MRM”) and to support health plan management. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company's cloud-based software solutions provide prescribers, pharmacists, pharmacies and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

2.      Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K filed on March 1, 2019 (“2018 Form 10-K”). Since the date of those audited consolidated financial statements, there have been no changes to the Company's significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a)    Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2018 Form 10-K.

(b)    Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and assumptions, including, but not limited to, those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets (including definite-lived intangible assets), (iv) the evaluation of revenue recognition criteria, (v) assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based compensation instruments, (vi) the realizability of long-lived assets including goodwill and intangible assets, (vii) the assumptions used to determine the fair value of right-of-use assets and liabilities for the Company’s leases, and (viii) the assumptions used to determine the fair value of convertible debt instruments and related equity-classified conversion option. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company has engaged and may, in the future, engage third-party valuation specialists to assist with estimates related to the valuation of assets and liabilities acquired. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. See Note 3 for additional detail about the Company’s products and service lines.

(d)    Cost of Product Revenue

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription drugs as part of the Company’s MRM offerings. Costs consist primarily of the purchase price of the prescription drugs the Company dispenses, expenses to package, dispense and distribute prescription drugs, and expenses associated with the Company's prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of the Company’s technology platforms. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. The Company allocates miscellaneous overhead costs among functions based on employee headcount.

(e)    Cost of Service Revenue

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, data acquisition, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs.

(f)    Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under certain contractual agreements are recorded in restricted cash on the Company’s consolidated balance sheet. As part of the Company’s third party administrative services, which fall under the Company’s health plan management services, the Company holds funds on behalf of its clients. These amounts are recorded as restricted cash with an offsetting liability recorded in accrued expenses and other liabilities on the Company’s consolidated balance sheet.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total cash and restricted cash as reported in the consolidated statements of cash flows.

	March 31,
	2019	2018
Cash	$49,598	$4,252
Restricted cash	4,281	—
Total cash and restricted cash as presented in the consolidated statement of cash flows	$53,879	$4,252

(g) Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial condition, the amount of receivables in dispute and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $763 and $528 as of March 31, 2019 and December 31, 2018, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(h)    Leases

The Company determines if an arrangement is a lease at inception. As of January 1, 2019, operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets.  Finance leases are included in property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

ROU assets and liabilities are recognized at the lease commencement date based on the estimated net present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the net present value of lease payments. The estimated incremental borrowing rate is derived from relevant market information and other publicly available data for instruments with similar characteristics at the lease commencement date.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.  The lease expense for short-term leases is recognized on a straight-line basis over the lease term.  Many leases include options to renew, with the exercise of lease renewal options at the Company’s sole discretion.  The lease terms that include options to renew the lease require such renewal to be included when it is reasonably certain that the Company will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term.

The Company’s lease agreements do not contain any residual value guarantees. The Company has elected to include both lease and nonlease components as a single lease component for its operating leases.

(i)    Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”), which provides an additional modified transition method by which entities may elect to initially apply the transition requirements in ASU 2016-02 at the effective date with the effects of initial application recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and without retrospective application to any comparative prior periods presented. The Company adopted ASU 2016-02 on January 1, 2019 using the modified transition method permitted by ASU No. 2018-11.

The Company elected the package of practical expedients permitted under the transition guidance, which permits the Company to carry forward its prior conclusions about lease identification, lease classification, and initial direct costs, but did not elect the hindsight practical expedient. ROU assets and liabilities for the Company’ existing leases were recognized on January 1, 2019 based on the estimated net present value of lease payments over the remaining lease term. The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $18,469 and $21,173, respectively, as of January 1, 2019.  The standard had no impact on the Company’s opening balance of retained earnings, consolidated net earnings or cash flows. See Note 7 for additional information on the Company’s leases.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company believes the adoption of ASU 2017-04 will not

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

have a material effect on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalization of implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

Product Revenue

MRM prescription fulfillment services. The Company has a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is generally recognized when medications are shipped and control has passed to the client and is generally billed monthly. At the time of shipment, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

Service Revenue

MRM services. The Company provides an array of MRM services. These services include identification of high risk individuals, patient engagement, medication regimen reviews, and software for pharmacists to track clinical interventions regarding optimizing medication therapy, including dosing, and methodologies to increase adherence. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of the Company’s MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by the Company for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on the Company’s assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, the Company records, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period. Fees for these services are generally billed monthly.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services, electronic health records solutions, and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of setup fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Fees for these services are generally billed monthly. Set-up fees related to health plan management contracts represent an upfront fee from the client to compensate the Company for its efforts to prepare the client and configure its system for the data collection process. Set-up activities that do not have value apart from the broader health plan management services provided to the client and that do not represent a separate performance obligation are recognized over the contract term as services are provided. Set-up activities that have value apart from the services provided to the client represent a separate performance obligation and as such, are recognized as performed.

Pharmacy cost management services. The Company has a stand ready obligation to provide monthly pharmacy cost management services which include adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the estimated fair value of the data. The drug utilization fees recognized are estimated using historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and collected 180 days after submission.

Disaggregation of revenue

In the following table, revenue is disaggregated by major service line. The Company manages its operations and allocates its resources as a single reportable segment. The Company's MRM and health plan management clients consist primarily of healthcare payors, providers, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities. Substantially all of the Company’s revenue is recognized in the United States (“U.S.”) and substantially all of the Company’s assets are located in the U.S.

	Three Months Ended
	March 31,
	2019	2018
Major service lines:
MRM prescription fulfillment services	$30,982	$27,180
MRM services	19,958	13,695
Health plan management services	8,983	1,705
Pharmacy cost management services	1,008	1,295
Other services	28	69
	$60,959	$43,944

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
Contract assets	$4,718	$3,075
Contract liabilities	6,093	1,733

Contract assets as of March 31, 2019 consisted of $3,617 related to data analytics contract assets, $904 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration, and $197 related to the gain-share component of completed health plan management services contracts. Contract assets as of December 31, 2018 consisted of $2,913 related to the data analytics contract asset and $162 related to the gain-share component of completed health plan management services contracts. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional.

The contract liabilities as of March 31, 2019 consisted of $3,245 related to acquired performance obligations for software services contracts associated with the Company’s acquisition of DoseMe and PrescribeWellness in the first quarter of 2019 (see Note 5), $1,303 related to advanced payments received for service obligations on MRM performance guaranteed contracts, $789 related to advanced billings for prescription medications not yet fulfilled or dispensed, $618 related to performance obligations related to software maintenance contracts for electronic health records solutions, and $138 related to unamortized setup fees on health plan management contracts. The contract liabilities as of December 31, 2018 consisted of $858 related to advanced billings for prescription medications not yet fulfilled or dispensed, $730 related to performance obligations related to software maintenance contracts for electronic health records solutions, and $145 related to unamortized setup fees on health plan management contracts.

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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

March 31,
2019
Contract assets:
Contract assets, beginning of period	$3,075
Changes to the contract assets at the beginning of the period as a result of changes in estimates	(321)
Increases, net of reclassifications to receivables	1,964
Contract assets, end of period	$4,718

Contract liabilities:
Contract liabilities, beginning of period	$1,733
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,160)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,323
Increases due to business combination, excluding amounts recognized as revenue during the period	3,197
Contract liabilities, end of period	$6,093

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended March 31, 2018, the Company recognized $1,224 of revenue that was included in the December 31, 2017 contract liability balance of $1,350.

4.     Net Loss per Share

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(10,979)	$(18,094)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	20,384,557	18,789,226
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.96)

The following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2019 and 2018 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended
	March 31,
	2019	2018
Stock options to purchase common stock	3,041,855	2,809,641
Unvested restricted stock	1,531,785	1,144,709
Common stock warrants	4,646,393	—
Contingently issuable shares	20,000	—
	9,240,033	3,954,350

Shares associated with the conversion of the convertible senior subordinated notes have been excluded in the table above.

5.     Acquisitions

2019 Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (the “Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 10,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the Merger Agreement. A portion of the closing consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

In connection with the acquisition of PrescribeWellness, the Company incurred direct acquisition costs of $3,171 during the three months ended March 31, 2019, which were recorded in general and administrative expenses in the consolidated statements of operations.

The fair value of the acquisition consideration, net of post-closing adjustments, was $148,590 paid in cash.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition

Accounts receivable	$2,271
Prepaid expenses and other current assets	1,322
Property and equipment	1,155
Operating lease right-of-use-assets	1,467
Trade name	4,100
Developed technology	19,500
Patient database	15,100
Client relationships	65,800
Goodwill	45,797
Total assets acquired	$156,512

Operating lease liabilities	(1,467)
Trade accounts payable	(1,742)
Accrued expenses and other liabilities	(4,713)
Total purchase price	$148,590

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, patient database, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 5, 10, 5, and 14 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.60 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of PrescribeWellness. The fair value of the trade name and developed technology was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of PrescribeWellness. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. The fair value of the patient database was estimated using a cost to replace method.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for income tax purposes.

The Company believes the goodwill related to the acquisition of PrescribeWellness resulted from the establishment of new market opportunities while at the same time expanding its service offering to its existing customer base. The goodwill is deductible for income tax purposes.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statement of operations. For the three months ended March 31, 2019, service revenue of $2,191 and a net loss of $871 from PrescribeWellness were included in the Company’s consolidated statements of operations. Service revenue was recorded net of a reduction of $203 due to the purchase accounting effects of recording deferred revenue at fair value.

The Company continues to evaluate the fair value of certain assets acquired and liabilities assumed related to the acquisition. Additional information, which existed as of the acquisition date, but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as a result of the final determination may result in a corresponding adjustment to these assets and liabilities, including goodwill. The determination of the estimated fair values of all assets acquired is expected to be completed within one year from the date of acquisition

DoseMe

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral (intravenous) medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of up to $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn out payment of up to $10,000, to be paid in 50% cash and 50% of the Company’s common stock, based on the financial performance of DoseMe. The Company is not obligated to pay more than $10,000 in cash and common stock for the contingent earn out payment. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of DoseMe, the Company incurred direct acquisition costs of $63 during the three months ended March 31, 2019, which were recorded in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration.

Cash consideration at closing, net of post-closing adjustments	$10,136
Stock consideration at closing	9,504
Estimated fair value of contingent consideration	8,720
Total fair value of acquisition consideration	$28,360

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$9
Prepaid expenses and other current assets	110
Trade name	88
Developed technology	16,100
Non-competition agreements	390
Goodwill	12,042
Total assets acquired	$28,739

Trade accounts payable	(17)
Accrued expenses and other liabilities	(362)
Total purchase price, including contingent consideration of $8,720	$28,360

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 4, 7.5 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.42 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of DoseMe. The fair value of the trade name was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of DoseMe. The fair value of the developed technology was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the economic return on contributory assets and estimated revenues generated. The fair value of the non-competition agreements was estimated using the discounted earnings method by estimating the potential loss of earnings absent the non-competition agreements, assuming the covenantor competes at different time periods during the life of the agreements. See Note 16 for additional discussion of the fair value assessment of the acquisition-related contingent consideration.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.

The amortization of intangible assets is deductible for U.S. income tax purposes.

The Company believes the goodwill related to the acquisition of DoseMe resulted from gaining a complementary capability that, when combined with the Company’s existing platform, will create significant market opportunity. The goodwill is deductible for U.S. income tax purposes.

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three months ended March 31, 2019, service revenue of $66 and net loss of $1,226 from DoseMe were included in the Company’s consolidated statement of operations.

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

2018 Acquisitions

Cognify

On October 19, 2018, the Company entered into and consummated the transactions contemplated by a Stock Purchase Agreement with each stockholder of Cognify, Inc., (“Cognify”), and Mace Wolf, solely in his capacity as the Sellers’ Representative, to acquire all of the issued and outstanding capital stock of Cognify. Cognify is a provider of electronic health record solutions in the Programs of All-Inclusive Care for the Elderly (“PACE”) market and to managed long-term care and medical home providers. See Note 6 set forth in the Company’s audited financial statements included as part of the 2018 Form 10-K for additional information on the Cognify acquisition.

Revenue from Cognify is primarily composed of per member per month fees and annual subscription fees for electronic health record solutions. Revenue for these services and the related costs is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three months ended March 31, 2019, service revenue of $949 and a net loss of $106 from Cognify were included in the Company’s consolidated statement of operations.

Mediture

On August 31, 2018, the Company entered into a membership interest purchase agreement with each member of Mediture LLC and eClusive L.L.C. (collectively, “Mediture”) and Kelley Business Law, PLLc, solely in this capacity as the seller representative, pursuant to which the Company acquired all of the issued and outstanding membership and/or economic interests of Mediture. Mediture is a provider of electronic health record solutions and third party administrator services in the PACE market and also services several managed long-term care organizations in the State of New York. See Note 6 set forth in the Company’s audited financial statements included as part of the 2018 Form 10-K for additional information on the Mediture acquisition.

Revenue from Mediture is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions and third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three months ended March 31, 2019, service revenue of $3,473 and net income of $821 from Mediture were included in the Company’s consolidated statement of operations.

Peak PACE Solutions

On May 1, 2018, the Company entered into an asset purchase agreement with Peak PACE Solutions, LLC (“Peak PACE”) and certain other parties thereto pursuant to which the Company acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. See Note 6 set forth in the Company’s audited financial statements included as part of the 2018 Form 10-K for additional information on the Peak PACE acquisition.

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three months ended March 31, 2019, service revenue of $2,213 and net income of $171 from Peak PACE were included in the Company’s consolidated statement of operations.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Pro forma

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if they had been consummated as of January 1, 2018. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

	Three Months Ended
	March 31,
	2019	2018
Revenue	$66,706	$50,170
Net loss	(13,831)	(23,141)
Net loss per share attributable to common stockholders, basic and diluted	(0.68)	(1.21)

6.       Property and Equipment

Depreciation expense on property and equipment for the three months ended March 31, 2019 and 2018 was $1,008 and $834, respectively.

7.       Leases

The Company has entered into various operating and finance leases for office space and equipment. The operating leases expire on various dates through 2030, and certain of such leases also contain renewal options and escalation clauses. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2019	2018
Operating lease cost	$1,115	$691

Finance lease cost:
Amortization of leased assets	225	326
Interest on lease liabilities	16	39
Total finance lease cost	241	365
Total lease cost	$1,356	$1,056

Operating lease cost includes short-term lease payments and variable lease payments, which are immaterial.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases:
Operating lease right-of-use assets	$23,460

Current operating lease liabilities	$4,058
Noncurrent operating lease liabilities	22,560
Total operating lease liabilities	$26,618

Finance leases:
Property and equipment	$3,477
Accumulated amortization	(2,661)
Property and equipment, net	$816

Current obligations of finance leases	$810
Finance leases, net of current obligations	11
Total finance lease liabilities	$821

Weighted average remaining lease term (in years):
Operating leases	9.10
Finance leases	0.84

Weighted average discount rate:
Operating leases	4.43%
Finance leases	6.64%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,121
Operating cash flows for finance leases	18
Financing cash flows for finance leases	276

Leased assets obtained in exchange for lease liabilities:
Operating leases*	$4,283
Finance leases	—

*Excludes operating lease assets acquired in connection with the acquisitions of DoseMe and PrescribeWellness.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Operating leases	Finance leases
2019	$3,127	$693
2020	4,235	150
2021	3,768	4
2022	3,286	—
2023	3,074	—
Thereafter	15,278	—
Total minimum lease payments	32,768	847
Less: imputed interest	(6,150)	(26)
Present value of lease liabilities	26,618	821
Less current portion	(4,058)	(810)
Total long-term lease liabilities	$22,560	$11

As of March 31, 2019, the Company has an additional operating lease commitment that has not yet commenced of approximately $872 for office space in Orlando, Florida which is expected to be occupied in June 2019 and has a lease term of five years from the occupancy date.

As previously disclosed in the 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating and finance leases having initial or remaining cancellable lease terms in excess of one year would have been as follows as of December 31, 2018:

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years

Capital leases	$1,141	$987	$154	$—	$—
Operating leases	32,367	3,793	7,183	6,114	15,277
Total	$33,508	$4,780	$7,337	$6,114	$15,277

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. As of March 31, 2019 and December 31, 2018, capitalized software costs consisted of the following:

	March 31, 2019	December 31, 2018
Software development costs	$17,872	$15,278
Less: accumulated amortization	(7,654)	(7,030)
Software development costs, net	$10,218	$8,248

Capitalized software development costs included above not yet subject to amortization	$3,026	$3,500

Amortization expense for the three months ended March 31, 2019 and 2018 was $624 and $686, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the three months ended March 31, 2019 are as follows:

Balance at January 1, 2019	$108,213
Goodwill from 2019 acquisitions	57,839
Balance at March 31, 2019	$166,052

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2018 and determined that there were no indicators of impairment during 2018. The next annual impairment test will be conducted as of October 1, 2019, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the three months ended March 31, 2019.

Intangible assets consisted of the following as of March 31, 2019 and December 31, 2018:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2019
Trade names	6.95	$11,624	$(2,716)	$8,908
Client relationships	12.05	119,869	(12,601)	107,268
Non-competition agreements	5.00	7,144	(2,231)	4,913
Developed technology	8.08	66,791	(9,160)	57,631
Patient database	5.00	15,100	(252)	14,848
Domain name	10.00	59	(10)	49
Total intangible assets		$220,587	$(26,970)	$193,617

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2018
Trade names	7.96	$7,436	$(2,357)	$5,079
Client relationships	9.56	54,069	(10,757)	43,312
Non-competition agreements	5.00	6,754	(1,885)	4,869
Developed technology	7.19	31,191	(7,296)	23,895
Domain name	10.00	59	(8)	51
Total intangible assets		$99,509	$(22,303)	$77,206

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $4,667 and $2,528, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2019 (April 1 - December 31)	$19,182
2020	25,096
2021	24,979
2022	23,888
2023	22,678
Thereafter	77,794
Total estimated amortization expense	$193,617

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.       Accrued Expenses and Other Liabilities

As of March 31, 2019 and December 31, 2018, accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Employee related expenses	$8,420	$6,357
Contract liability	5,960	1,580
Client funds obligations*	4,281	4,751
Contract labor	2,516	1,563
Interest	747	121
Deferred rent	—	134
Professional fees	914	442
Royalties expense	901	588
Other expenses	1,327	1,020
Total accrued expenses and other liabilities	$25,066	$16,556

*This amount represents clients funds held by the Company, with an offsetting amount included in restricted cash.

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018, February 7, 2019 and March 5, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Amended and Restated 2015 Line of Credit matures on September 6, 2020.

Interest on the Amended and Restated 2015 Revolving Line is calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA, starting with the quarter ended December 31, 2017 and each quarter thereafter, of at least 75% of the plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of March 31, 2019, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with its covenants.

As of March 31, 2019, the Company has an outstanding letter of credit of $300 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line.

As of March 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line. As of December 31, 2018, $45,000 was outstanding under the Amended and Restated 2015 Line of Credit.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $59,700 as of March 31, 2019.

As of March 31, 2019, the interest rate on the Amended and Restated 2015 Revolving Line was 5.58% and interest expense was $351 for the three months ended March 31, 2019. As of March 31, 2018, the interest rate on the Amended and Restated 2015 Revolving Line was 4.82%. No interest expense was incurred for the three months ended March 31, 2018 as there were no aggregate borrowings outstanding during the three months ended March 31, 2018. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $581. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $48 and $21 to interest expense for the three months ended March 31, 2019 and 2018, respectively.

(b)    Convertible senior subordinated notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (the “2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the Amended and Restated 2015 Revolving Line, fund the PrescribeWellness acquisition (as described in Note 5), fund the payment of the acquisition-related contingent consideration for SinfoníaRx (“SRx”), and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at the Company’s option.

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. With the assistance of a third party valuation specialist, the carrying amount of the liability component was calculated by utilizing a discounted cash flow model of the contractual cash flows that were discounted at a risk-adjusted interest rate in order to estimate the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $102,900 and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The associated deferred tax effect of $25,884 was recorded as a reduction of additional paid-in capital. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate over the contractual term of the 2026 Notes was

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.05%.

Debt issuance costs related to the 2026 Notes are comprised of discounts and commissions payable to the initial purchasers of $8,937 and third party offering costs of $435. The Company allocated the total amount incurred to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $6,405 and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

During the three months ended March 31, 2019, the Company recognized $2,269 of interest expense related to the 2026 Notes, of which $743 was accrued and $1,527 was non-cash accretion of the debt discounts recorded. The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such Notes are within one year of maturity. The 2026 Notes have a carrying value of $217,222 as of March 31, 2019. Accrued interest payable on the 2026 Notes of $743 as of March 31, 2019 is included in accrued expenses and other liabilities on the consolidated balance sheets.

(c) Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions with affiliates of certain of the initial purchasers (the “option counterparties”) of the 2026 Notes pursuant to the terms of call option confirmations. The Company has the option to purchase a total of 4,646,393 shares of its common stock at a price of approximately $69.95 per share. The total premiums paid for the note hedges were $101,660. The Company also entered into warrant transactions with the option counterparties whereby they have the option to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. The Company received $65,910 in cash proceeds from the sale of the warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on our consolidated balance sheets.

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be. The warrant transactions could separately have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company’s common stock exceeds the strike price of the warrants.

(d)    Long-term debt

The following table represents the total long-term debt obligations of the Company at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Convertible senior subordinated notes	$325,000	$—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(107,778)	—
Convertible senior subordinated notes, net	217,222	—
Capital leases	821	1,097
Total long-term debt, net	218,043	1,097
Less current portion, net	(810)	(945)
Total long-term debt, less current portion, net	$217,233	$152

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(e)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”), which was effective March 2016 and requires a monthly minimum purchase obligation of approximately $1,750. The Company fully expects to meet this requirement. This agreement was subsequently amended and restated effective May 1, 2016 with a three-year term, which expired April 2019 and continues on a month-to-month basis until either party provides a 90-day notice.

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. (the “Thrifty Drug Agreements”) to replace the prime vendor agreement with AmerisourceBergen. Pursuant to the terms of the Thrifty Drug Agreements, which have a term lasting through September 30, 2020, the Company has agreed to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug Stores, Inc. The Company anticipates to commence purchasing prescription products under the Thrifty Drug Agreements in July 2019 and, until such time, the prime vendor agreement with AmerisourceBergen remains in place. The Thrifty Drug Agreements authorize Thrifty Drug Stores, Inc. to hold a security interest in all of the products purchased by the Company under the Thrifty Drug Agreements.

As of March 31, 2019 and December 31, 2018, the Company had $5,248 and $5,340, respectively, due to AmerisourceBergen as a result of prescription drug purchases. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

12.      Income Taxes

For the three months ended March 31, 2019, the Company recorded an income tax benefit of $4,041, which resulted in an effective tax rate of 26.9%. The tax benefit primarily consists of $2,200 based on the estimated effective tax rate for the full year and $1,061 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

For the three months ended March 31, 2018, the Company recorded an income tax expense of $2,650, which resulted in an effective tax rate of (17.2)%. The tax expense is net of a tax benefit of $1,060 related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The negative effective tax rate is primarily the result of the contingent consideration adjustment related to the acquisition of the SRx business, which is not deductible for income tax purposes. Accordingly, the Company recorded an income tax provision on its net loss for the quarter based on its expected effective rate for the full year.

13.      Other Long-term Liabilities

Other long term liabilities as of March 31, 2019 was $133 and represented the long-term portion of contract liabilities for performance obligations related to software maintenance contracts for electronic health records solutions. Other long term liabilities as of December 31, 2018 was $3,268 and primarily represented the long-term portion of deferred rent related to the Company's property leases.

14.     Stockholders' Equity

On April 25, 2017, the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line. During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of March 31, 2019, $1,175 of common stock remained available for

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

repurchase.

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of March 31, 2019, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 11 for additional information related to the 2026 Notes.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged the 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan on September 28, 2016. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2017, by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,027,876 shares on January 2, 2019. As of March 31, 2019, 386,272 shares were available for future grants under the 2016 Plan.

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

Restricted Common Stock

The Company began issuing restricted stock awards pursuant to the 2016 Plan to certain employees, including executive officers, and non-employee directors in fiscal year 2016. Restricted stock awards generally vest over a one to four year period and the unvested portion of the restricted stock award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant date fair value of restricted stock awards is determined using the Company’s closing stock price at grant date.

The following table summarizes the restricted stock award activity under the 2016 Plan for the three months ended March 31, 2019:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2018	1,070,061	$20.61
Granted	565,840	55.24
Vested	(104,116)	29.15
Outstanding at March 31, 2019	1,531,785	$32.82

For the three months ended March 31, 2019 and 2018, $2,725 and $810 of expense was recognized related to restricted stock awards, respectively. As of March 31, 2019, there was unrecognized compensation expense of $39,755 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.63 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost is being recognized over the service period based on management’s determination that it is probable that the milestones will be achieved. For the three months ended March 31, 2019, the Company recorded $915 of expense related to performance-based stock award. As of March 31, 2019, there was unrecognized compensation expense of $792 related to the performance-based stock award.

Other Stock Awards

During the first quarter of 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 9,547 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $56.31 per share. For the three months ended March 31, 2019, the Company recorded $538 of expense related to these stock awards.

Stock Options

The Company recorded $2,674 and $1,135 of stock-based compensation expense related to employee and non-employee stock options for the three months ended March 31, 2019 and 2018, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatilities of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Valuation assumptions:	2019	2018
Expected volatility	69.70%	58.40%
Expected term (years)	6.02	6.08
Risk-free interest rate	2.50%	2.32%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2019 and 2018 was $34.98 and $16.46 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2019:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2018	2,490,114	$15.70
Granted	658,875	54.93
Exercised	(84,398)	13.91
Forfeited	(22,736)	40.18
Outstanding at March 31, 2019	3,041,855	$24.07	7.5	$100,126
Options vested and expected to vest at March 31, 2019	3,041,855	$24.07	7.5	$100,126
Exercisable at March 31, 2019	1,464,140	$9.73	5.2	$68,359

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $3,971 and $12,055, respectively.

As of March 31, 2019, there was $33,726 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.86 years.

Cash received from option exercises for the three months ended March 31, 2019 and 2018 was $1,037 and $920, respectively. During the three months ended March 31, 2019, 2,402 shares of common stock were delivered by option holders as payment for the exercise price owed for the exercise of 7,319 stock options with a gross exercise value of $137. During the three months ended March 31, 2018, 23,991 shares of common stock were delivered by option holders as payment for the exercise price and employee payroll taxes owed for the exercise of 234,465 stock options with a gross exercise value of $819.

The Company recorded total stock-based compensation expense for the three months ended March 31, 2019 and 2018 in the following expense categories of its consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue - product	$309	$250
Cost of revenue - service	984	270
Research and development	2,282	196
Sales and marketing	987	379
General and administrative	2,290	850
Total stock-based compensation expense	$6,852	$1,945

16.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, and long-term debt. The carrying values of accounts receivable, contract assets, accounts payable, contract liabilities and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s line of

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

credit approximates fair value based on the terms of the debt arrangement. See below for additional information on the Company’s convertible senior subordinated notes.

The Company has classified liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	March 31, 2019
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$9,852	$9,852
Acquisition-related contingent consideration - long-term	—	—	8,700	8,700
	$—	$—	$18,552	$18,552

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$43,397	$43,397
Acquisition-related contingent consideration - long-term	—	—	7,800	7,800
	$—	$—	$51,197	$51,197

Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. The acquisition-related contingent consideration liability represents the estimated fair value of the additional cash and equity consideration payable that is contingent upon the achievement of certain financial and performance milestones. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss.

In connection with the acquisition of the SRx business, additional contingent consideration was payable by the Company based on SRx’s EBITDA, as defined in the merger agreement, multiplied by a variable EBITDA multiple, which was based on a formula as set forth in the merger agreement. The SRx acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2018, the Company recorded a $13,515 charge for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization. As of December 31, 2018, the fair value of the SRx acquisition-related contingent consideration was calculated to be $81,692, of which $39,774 was equity-classified. During the three months ended March 31, 2019, the Company recorded a $624 charge for the change in fair value of the final SRx acquisition-related contingent consideration amount. During the first quarter of 2019, the Company made the final cash payment of $43,150 and issued 614,225 shares of its common stock, with a fair value of $39,166, in full satisfaction of the SRx acquisition-related contingent consideration payable. As of March 31, 2019, the SRx acquisition-related contingent consideration was paid in full and no amounts were outstanding.

The Peak PACE acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. The contingent consideration payable was based on Peak

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2019, the Company recorded a $163 charge for the change in the fair value of the Peak PACE acquisition-related contingent consideration amount. The Company made the final cash payment of $1,642 toward the Peak PACE acquisition-related contingent consideration payable during the second quarter of 2019. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,642 and $1,479 as of March 31, 2019 and December 31, 2018, respectively.

The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The contingent consideration payable is based a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2019, the Company recorded a $900 charge for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $8,700 and $7,800 as of March 31, 2019 and December 31, 2018, respectively. The final amount of the contingent consideration liability will be fixed as of December 31, 2021.

The DoseMe acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of January 2, 2019. The contingent consideration payable is based on a multiple of DoseMe’s incremental revenues added during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2019, the Company recorded a $510 gain for the change in the fair value of the DoseMe acquisition-related contingent consideration primarily due to a decrease in the projected incremental revenues to be added during 2019. The fair value of the DoseMe acquisition-related contingent consideration was calculated to be $8,210 as of March 31, 2019. The final amount of the contingent consideration liability will be fixed as of November 30, 2019.

The changes in fair value of the Company’s acquisition-related contingent consideration for the three months ended March 31, 2019 was as follows:

Balance at December 31, 2018	$51,197
Acquisition date fair value of the DoseMe contingent consideration	8,720
Cash consideration paid	(43,150)
Adjustments to fair value measurement	1,176
Adjustment to reclassify amounts settled in cash (previously reflected in equity)	609
Balance at March 31, 2019	$18,552

The following table presents the financial instruments that are not carried at fair value but require fair value disclosures as of March 31, 2019:

	As of March 31, 2019
	Face Value	Carrying Value	Fair Value

1.75% Convertible Senior Subordinated Notes due 2026 (the "2026 Notes")	$325,000	$217,222	$344,260

The fair value of the 2026 Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 11, the 2026 Notes are carried at their aggregate face value of $325,000, less any unaccreted debt discount and unamortized debt issuance costs.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

17.     Commitments and Contingencies

(a)	Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

(b)	Letter of Credit

As of March 31, 2019 and December 31, 2018, the Company was contingently liable for $300 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. See Note 11 for additional information.

18.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made contributions to participants’ accounts totaling $410 and $556 during the three months ended March 31, 2019 and 2018, respectively.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our 2018 Form 10-K.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) our ability to adapt to changes or trends within the market for healthcare in the United States;(ii) a significant increase in competition from a variety of companies in the health care industry; (iii) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (iv) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (v) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vi) our ability to maintain relationships with a specified drug wholesaler; (vii) increasing consolidation in the healthcare industry; (viii) managing our growth effectively; (ix) fluctuations in operating results; (x) failure or disruption of our information technology and security systems; (xi) dependence on our senior management and key employees; (xii) our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary; and (xiii) the risks described in Part I, Item 1A of our 2018 Annual Report on Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a leader in providing patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. We deliver our solutions through technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for client populations with complex prescription needs. We also provide health plan management services, and pharmacy cost management services, which help our clients to properly characterize patient acuity (severity of health condition), optimize and reconcile the associated payments for care, assure vendor compliance with contracted terms, and document clinical interactions.

Our cloud-based software solutions provide prescribers, pharmacists, and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of their patients. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen. Furthermore, our medication risk management technology helps healthcare organizations lower costs by reducing adverse drug events, or ADEs, enhancing quality of care, and avoiding preventable hospital admissions. Many of our products and services are built around our novel and proprietary Medication Risk Mitigation Matrix  ™, or MRM Matrix, which enables both optimization of a patient's medication regimen, through personalized medication selection, dosage levels, and time-of-day administration and also reduction of the total medication burden by eliminating unnecessary prescriptions.

The MRM Matrix analyzes a combination of clinical and pharmacology data, population-based algorithms and extensive patient-specific data, including medical history, lab results, medication lists and individual genomic data, to deliver "precision medicine" decision support. Some of our software-enabled solutions can be bundled with adherence-focused prescription fulfillment and reminder packaging services, which are informed by a patient's personalized MRM Matrix, through our three prescription fulfillment pharmacies. Our prescription fulfillment pharmacies are strategically located to efficiently distribute medications nationwide for our clients.  These pharmacies use cutting edge packaging technology that promotes adherence to patients' personalized regimens and dosing schedules. Our team of clinical pharmacists, located in eight call centers throughout the United States, is available to support prescribers at the point of care through our proprietary technology platforms, including real-time secure messaging, and support health plan members and prescribers with telephonic outreach and interventions based on drug therapy problems identified through the review of historical claims data.

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2018 we were serving 224 healthcare organizations and over 4,600 pharmacies as of March 31, 2019, this number has grown to 227 healthcare organizations and over 15,000 pharmacies.

Our total revenues for the three months ended March 31, 2019 were $61.0 million compared to $43.9 million for the three months ended March 31, 2018. We incurred a net loss of $11.0 million and $18.1 million for the three months ended March 31, 2019 and 2018, respectively. Our Adjusted EBITDA for the three months ended March 31, 2019 was $5.7 million, compared to $4.3 million for the three months ended March 31, 2018. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA as a separate metric, and a reconciliation of net loss to Adjusted EBITDA.

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our continued expansion beyond the PACE market to other at-risk providers and payors. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate and manage our business and that are useful in evaluating our operating performance compared to that of other companies in our industry.

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$60,959	$43,944	$17,015	39%
Net loss	(10,979)	(18,094)	7,115	(39)
Adjusted EBITDA	5,691	4,297	1,394	32

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in "Non-GAAP Financial Measures — Adjusted EBITDA." We also monitor revenue retention rate and client retention rate on an annual basis, which are described in our 2018 Form 10-K.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2018 Annual Report for a discussion of certain risks and uncertainties that may impact our future success.

Recent Developments

Acquisitions

On March 5, 2019, we entered into, and consummated the transactions contemplated by, a Merger Agreement, pursuant to which we acquired PrescribeWellness, LLC, a Nevada limited liability company, or PrescribeWellness. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 10,000 pharmacies with patients, payors, providers and pharmaceutical companies. We paid $150 million in cash consideration, subject to customary adjustments set forth in the Merger Agreement.  A portion of the consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

On January 2, 2019, we completed our acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia, or DoseMe. DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10.0 million paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of our common stock, and (iii) contingent purchase price consideration to be paid 50% in cash and 50% in our common stock based on the financial performance of DoseMe. We are not obligated to pay more than $10.0 million in cash and our common stock for the contingent payment.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisitions are included in our consolidated financial statements from the acquisition date.

Financing

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million, or the 2026 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Debt issuance costs related to the 2026 Notes totaled $9.4 million. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The 2026 Notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the 2026 Notes is 14.2966 shares of our common stock per $1,000 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of our common stock. Upon conversion, we will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at our option. In connection with the offering of the 2026 Notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers, or the option counterparties, of the 2026 Notes pursuant to the terms of call option confirmations.  We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2026 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

On September 6, 2017, we entered into an Amended and Restated Loan and Security Agreement, or, as amended, the Amended and Restated 2015 Line of Credit, whereby we amended and restated our revolving line of credit, which was originally entered into on April 29, 2015, and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018, February 7, 2019 and March 5, 2019.  The Amended and Restated 2015 Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. As of March 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Line of Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources — Revolving Credit Facility" below for additional information with respect to the Amended and Restated 2015 Line of Credit.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended March 31, 2019 and 2018, product sales represented 51% and 62% of our total revenue, respectively, and service revenue represented 49% and 38% of our total revenue, respectively.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from medication risk management, or MRM, prescription fulfillment services is recognized when medications are shipped to the client. At the time of shipment, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

Service Revenue

Service revenue consists of MRM services, health plan management services, and pharmacy cost management services.

MRM services. We provide an array of medication risk management services. These services include identification of high risk individuals, patient engagement, medication regimen reviews, and software for pharmacists to track clinical interventions regarding optimizing medication therapy, including dosing, and methodologies to increase adherence. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period. If client performance guarantees are not being realized, we record, as a reduction to revenue, an estimate of the amount that will be due at the end of the respective client’s contractual period.

Health plan management services. We have a stand ready obligation to provide risk adjustment services, electronic health record solutions and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of set-up fees, per member per month fees, and in certain contracts a gain-share component. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and an estimated gain earned during each reporting period. Set-up fees related to health plan management contracts represents an upfront fee to the client to compensate us for our effort to prepare the client and configure its system for the data collection process. Set-up activities that do not have value apart from the broader health plan management services provided to the client and that do not represent a separate performance obligation are recognized over the contract term as services are provided. Set-up activities that have value apart from the services provided to the client represent a separate performance obligation and as such, are recognized as performed.

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

Cost of Revenue

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended March 31, 2019 and 2018, prescription medication costs represented 79% and 80% of our total product costs, respectively. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to our MRM services which primarily consist of labor costs, outside contractors, data acquisition, and expenses related to supporting our technology platforms. In addition, cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries, commissions, bonuses, stock-based compensation and employee benefits for sales and marketing personnel, as well as travel costs related to sales, marketing and client service activities. Marketing costs also include costs of communication and branding materials, trade shows, consultants, and public relations, as well as allocated overhead.

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

We expect that our general and administrative expenses will increase as we expand our infrastructure and continue to comply with the requirements applicable to public companies. These increases have included and will likely continue to include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for directors, outside consultants, accountants, lawyers and investor relations. We also expect to continue to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Notes, our revolving credit facility, and our finance lease obligations. It also includes the amortization of debt discount and debt issuance costs related to these various debt arrangements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Revenue:
Product revenue	$30,982	$27,180	$3,802	14%
Service revenue	29,977	16,764	13,213	79
Total revenue	60,959	43,944	17,015	39
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	23,475	20,832	2,643	13
Service cost	18,193	10,832	7,361	68
Total cost of revenue, exclusive of depreciation and amortization	41,668	31,664	10,004	32
Operating expenses:
Research and development	5,550	2,213	3,337	151
Sales and marketing	4,850	2,002	2,848	142
General and administrative	13,743	5,877	7,866	134
Change in fair value of acquisition-related contingent consideration expense	1,176	13,521	(12,345)	(91)
Depreciation and amortization	6,299	4,048	2,251	56
Total operating expenses	31,618	27,661	3,957	14
Loss from operations	(12,327)	(15,381)	3,054	20
Other expense:
Interest expense, net	2,693	63	2,630	nm
Total other expense	2,693	63	2,630	nm
Loss before income taxes	(15,020)	(15,444)	424	3
Income tax (benefit) expense	(4,041)	2,650	(6,691)	(252)
Net loss	$(10,979)	$(18,094)	$7,115	39

nm = not meaningful

Comparison of the Three Months Ended March 31, 2019 and 2018

Product Revenue

Product revenue increased $3.8 million, or 14%, from $27.2 million for the three months ended March 31, 2018 to $31.0 million for the three months ended March 31, 2019. The increase was primarily driven by new MRM prescription fulfillment clients acquired period over period which contributed $2.2 million to the increase. Increased prescription fulfillment volume from an increase in patients served at our existing clients represented approximately $530 thousand of the increase, and medication mix of prescriptions filled and payor mix contributed to an additional $1.1 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $13.2 million, or 79%, from $16.8 million for the three months ended March 31, 2018 to $30.0 million for the three months ended March 31, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $8.9 million to the increase. Excluding the impact of acquisitions, MRM service revenue grew approximately $3.9 million, primarily related to the expansion of existing customer relationships, and health plan management services increased $641 thousand. These increases were offset by a decrease in our pharmacy cost management services of $288 thousand, which is the result of adjustments to estimated manufacturer fees related to the sale of medication utilization data.

Cost of Product Revenue

Cost of product revenue increased $2.7 million, or 13%, from $20.8 million for the three months ended March 31, 2018 to $23.5 million for the three months ended March 31, 2019. This increase was largely driven by increased prescription volume as a result of new clients brought on since last year and an increase in the number of patients served at our existing clients, which contributed approximately $1.9 million to the change. Distribution charges also increased $400 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. The remaining increase primarily was attributable to an increase in personnel costs due to additional headcount, increases in salary and benefits for existing employees related to market adjustments and performance based increases, as well as an increase in stock compensation costs.

Cost of Service Revenue

Cost of service revenue increased $7.4 million, or 68%, from $10.8 million for the three months ended March 31, 2018 to $18.2 million for the three months ended March 31, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $4.4 million to the increase. Excluding the impact of acquisitions, MRM service costs increased approximately $2.4 million, of which $1.9 million was primarily due to increases in headcount and related employee compensation to support the increased level of comprehensive medication reviews required to be completed by clients. The remaining $500 thousand was primarily the result of an increase in third-party pharmacist contract labor and mailing costs to notify members of their qualification for MRM services.

Excluding the impact of acquisitions, costs related to our health plan management services increased a total of $600 thousand primarily due to an increase in employee compensation costs to support growth in our risk adjustment operations.

Research and Development Expenses

Research and development expenses increased $3.4 million, or 151%, from $2.2 million for the three months ended March 31, 2018 to $5.6 million for the comparable period in 2019. The acquisitions of DoseMe and PrescribeWellness contributed $186 thousand to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $2.7 million, of which $2.1 million related to increased stock compensation costs related to performance-based equity awards granted in the third quarter of 2018 as well as grants made during the first quarter of 2019. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $163 thousand increase in contractor costs and a $92 thousand increase in rent expense due to expanded office space for our scientific education and research department at our Moorestown, NJ headquarters. The remaining increase was primarily attributable to increases in information technology spending and travel costs due to our operational growth.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.9 million, or 142%, from $2.0 million for the three months ended March 31, 2018 to $4.9 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $1.2 million to the increase which primarily related to employee compensation costs. Excluding the companies acquired in 2018 and 2019, the increase in sales and marketing expense was primarily due to a $1.3 million increase in personnel costs, which included added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees as well as increased stock compensation of $540 thousand. The remaining increase in sales and marketing expenses was primarily due to an increase of $281 thousand in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $7.8 million, or 134%, from $5.9 million for the three months ended March 31, 2018 to $13.7 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $2.1 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding costs related to these acquisitions, general and administrative expenses increased by approximately $5.7 million. The increase is primarily attributable to an increase in acquisition related transaction costs of $3.1 million related to the acquisitions of DoseMe and PrescribeWellness in 2019. Additionally, higher employee compensation costs of $2.1 million primarily due an increase in stock compensation of $1.2 million related to equity awards granted during the first quarter of 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. The remaining increase was primarily attributable to increases in information technology spending and travel costs due to our operational growth.

Acquisition-related Contingent Consideration Expense

During the three months ended March 31, 2019, we recorded a net remeasurement charge $1.2 million compared to a $13.5 million charge during the three months ended March 31, 2018 related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the three months ended March 31, 2019, we recorded a $900 thousand charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of March 31, 2019, the Cognify contingent consideration liability was $8.7 million with the potential for up to an additional $5.3 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the three months ended March 31, 2019, we recorded a $624 thousand charge related to the fair value adjustment of the final SRx acquisition-related contingent consideration amount. During the three months ended March 31, 2018, we recorded a $13.5 million charge related to the fair value adjustments of the SRx acquisition-related contingent consideration liabilities. The SRx acquisition-related contingent consideration liability was paid in full during the three months ended March 31, 2019. In addition, we recorded a $163 thousand remeasurement charge related to the Peak PACE acquisition-related contingent consideration as a result of final purchase price adjustments. As of March 31, 2019, the acquisition-related contingent consideration liability was fixed at $1.6 million. The liability was subsequently paid in full in the second quarter of 2019.

                The Cognify, SRx and Peak PACE remeasurement charges in 2019 were offset by a remeasurement gain for the change in fair value of our DoseMe acquisition-related contingent consideration. During the three months ended March 31, 2019, we recognized a gain of $510 thousand to the fair value of the DoseMe acquisition-related contingent consideration liability. The contingent consideration payable is based on a multiple of DoseMe’s incremental revenues during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. This gain was primarily due to a decrease in the projected incremental revenues to be added during 2019. As of March 31, 2019, the DoseMe contingent consideration liability was $8.2 million with the potential for up to an additional $1.8 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the contingent consideration liability will be fixed as of November 30, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.3 million, or 56%, from $4.0 million for the three months ended March 31, 2018 to $6.3 million for the three months ended March 31, 2019. This increase was primarily due to a $2.2 million increase in amortization expense of intangible assets acquired from Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness in 2018 and 2019. Depreciation expense also increased by $174 thousand, of which $148 thousand related to property and equipment acquired from Peak PACE, Mediture, Cognify, and PrescribeWellness. The remaining increase in depreciation expense was primarily due to the expansion of MRM service call centers for SRx. These increases were partially offset by a decrease of $62 thousand in amortization expense of capitalized software as a result of several projects that were fully amortized during 2018 and the first quarter of 2019.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $2.7 million, an increase of $2.6 million compared to the three months ended March 31, 2018. Approximately $2.3 million of the increase is related to interest expense associated with the 2026 Notes, which were issued in February 2019. In addition, interest expense on the Amended and Restated 2015 Revolving Line increased $351 thousand, which was drawn upon in 2018 in connection with the acquisitions we completed in 2018 as well as the acquisition of DoseMe in 2019. In comparison, no interest expense was incurred on the Amended and Restated 2015 Revolving Line for the three months ended March 31, 2018 as the line was not drawn upon during the three months ended March 31, 2018. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the three months ended March 31, 2019, we recorded an income tax benefit of $4.0 million, which resulted in an effective tax rate of 26.9%. The tax benefit primarily consists of $2.2 million based on the estimated effective tax rate for the full year and approximately $1.1 million related to windfall tax benefits related to the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

For the three months ended March 31, 2018, we recorded an income tax expense of $2.7 million which resulted in an effective tax rate of (17.2)%.  The tax expense is net of a tax benefit of $1.1 million related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The negative effective rate is primarily the result of the contingent consideration adjustment related to the SRx acquisition, which is not deductible for income tax purposes. Accordingly, we recorded an income tax provision on our net loss for the quarter based on our expected effective rate for the full year ended December 31, 2018.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income or loss excluding certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, acquisition-related expense, and stock-based compensation expense. We consider acquisition-related expense to include non-recurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(10,979)	$(18,094)
Add:
Interest expense, net	2,693	63
Income tax (benefit) expense	(4,041)	2,650
Depreciation and amortization	6,299	4,048
Change in fair value of acquisition-related contingent consideration expense	1,176	13,521
Acquisition-related expense	3,691	164
Stock-based compensation expense	6,852	1,945
Adjusted EBITDA	$5,691	$4,297

Adjusted Diluted Net Income (Loss) Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income or loss attributable to common stockholders before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, acquisition-related expense, stock-based compensation expense, and the tax impact of using a normalized tax rate on pre-tax income adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include non-recurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We believe the exclusion of these items assists in providing a more complete understanding of the company’s underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Please note that other companies might define their non-GAAP financial measures differently than us.

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

The following table reconciles net loss per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended March 31,
	2019		2018
	(In thousands except per share amounts)
Reconciliation of diluted net loss per share attributable to common shareholders to Adjusted Diluted EPS
GAAP net loss attributable to common stockholders, basic and diluted, and net loss per share attributable to common stockholders, basic and diluted	$(10,979)	$(0.54)	$(18,094)	$(0.96)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	1,176		13,521
Amortization of acquired intangibles	4,667		2,528
Amortization of debt discount and issuance costs	1,527		—
Acquisition-related expense	3,691		164
Stock-based compensation expense	6,852		1,945
Impact to income taxes (1)	(4,737)		1,955
Adjusted net income attributable to common stockholders and Adjusted Diluted EPS	$2,197	$0.10	$2,019	$0.10

(1)

The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax loss adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share attributable to common stockholders on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	20,384,557	18,789,226
Adjustments:
Weighted average dilutive effect of stock options	1,675,014	1,557,887
Weighted average dilutive effect of restricted stock	842,134	790,298
Weighted average dilutive effect of contingent shares	28,665	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	22,930,370	21,137,411

(1)

We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as it intends to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three months ended March 31, 2019, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $11.0 million and $18.1 million for the three months ended March 31, 2019 and 2018, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At March 31, 2019, we had unrestricted cash of $49.6 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(26,646)	$209
Net cash used in investing activities	(161,375)	(2,182)
Net cash provided by (used in) financing activities	216,871	(4,205)
Net increase (decrease) in cash and restricted cash	$28,850	$(6,178)

Operating Activities

Net cash used in operating activities was $26.6 million for the three months ended March 31, 2019 and consisted primarily of $24.4 million in payments for the contingent purchase price consideration related to the SRx acquisition, our net loss of $11.0 million, changes in net deferred taxes of $3.4 million and changes in our operating assets and liabilities totaling $3.7 million, offset by the addition of noncash items of $15.9 million. The noncash items primarily included $6.9 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees in the third quarter of 2018 and in 2019, $6.3 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs and acquisition-related intangibles, $1.6 million of amortization of deferred finance costs and debt discount primarily related to the 2026 Notes, and $1.2 million in the aggregate related to the change in the fair value of the acquisition-related contingent consideration for SRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the acquisitions completed in 2018 and 2019, an increase in prepaid expenses and other current assets primarily due to an increase in contract assets related to estimated drug utilization fees in pharmacy cost management services and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract labor and professional services, and interest expense.

Net cash provided by operating activities was $209 thousand for the three months ended March 31, 2018 and consisted primarily of our net loss of $18.1 million and changes in our operating assets and liabilities totaling $1.1 million, offset by the addition of noncash items of $19.4 million. The noncash items primarily included a $13.5 million charge related to the change in the fair value of the SRx acquisition-related contingent consideration, $4.0 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $1.9 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx acquisition and a decrease in accounts payable.

Investing Activities

Net cash used in investing activities was $161.4 million for the three months ended March 31, 2019 and $2.2 million for the three months ended March 31, 2018. Net cash used in investing activities for the three months ended March 31, 2019 reflected $158.7 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $2.6 million in software development costs and $1.0 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of equipment and improvements for our expanded office space at our Moorestown, NJ headquarters. Net cash used in investing activities was offset by proceeds received from the repayment of the $1.0 note receivable issued to DoseMe Holdings Pty Ltd in 2018.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2018 and consisted primarily of $1.1 million in purchases of property, equipment and leasehold improvements, primarily related to our office space in Tucson, Arizona, for SRx and improvements for space in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. Net cash used in investing activities also consisted of $1.1 million in software development costs.

Financing Activities

Net cash provided by financing activities was $216.9 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $4.2 million for the three months ended March 31, 2018. Financing activities for the three months ended March 31, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $1.0 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2019 was partially offset by a payment of $101.7 million for the convertible hedge option entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line, $18.7 million in payments for the contingent purchase price consideration related to the SRx acquisition, $9.4 million in payments for debt financing costs, and $276 thousand in payments of long-term debt.

Net cash used in financing activities was $4.2 million for the three months ended March 31, 2018 and primarily reflected $2.9 million in payments for the repurchase of common stock, a $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $357 thousand in payments for costs associated with our common stock offering completed in December 2017, and $254 thousand in payments of long-term debt. Net cash used in financing activities for the three months ended March 31, 2018 was offset by $920 thousand of proceeds received from the exercise of stock options.

Funding Requirements

We had an accumulated deficit of $77.5 million as of March 31, 2019. As a result of our initial public offering, which closed on October 4, 2016, we are a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market, require public companies to implement specified corporate governance practices that were not applicable to us as a private company. We expect these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe that our unrestricted cash of $49.6 million as of March 31, 2019, borrowing capacity under our Amended and Restated 2015 Revolving Line and cash flows from continuing operations will be sufficient to fund our planned operations through at least June 30, 2020. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Revolving Line whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018, February 7, 2019 and March 5, 2019. The Amended and Restated 2015 Revolving Line provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. Amounts outstanding under the Amended and Restated 2015 Revolving Line bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Revolving Line has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of March 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line. As of March 31, 2019, we were also contingently liable for $300 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Revolving Line. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $59.7 million as of March 31, 2019.

The Amended and Restated 2015 Revolving Line contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Revolving Line also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur certain additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions other than as contemplated in connection with the issuance of the 2026 Notes, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Revolving Line contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Revolving Line provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of March 31, 2019, we were in compliance with all covenants related to the Amended and Restated 2015 Revolving Line and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

Other than acquisition-related contingent consideration and operating lease liabilities acquired as a result of the DoseMe and PrescribeWellness acquisitions in 2019, during the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Except as described in Note 2 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of new accounting pronouncements. We adopted Accounting Standards Update No. 2016-02, Leases as of January 1, 2019.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of March 31, 2019, no amounts were outstanding under our Amended and Restated 2015 Revolving Line. We entered into the Amended and Restated 2015 Revolving Line to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would result in an approximately $63 thousand increase to our interest expense for the three months ended March 31, 2019.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to a material weakness in internal control over financial reporting that previously was disclosed in Part II, Item 9A, ”Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019, or our 2018 Form 10-K.

Remediation efforts to address previously identified material weakness

We are continuing to implement the remediation plan as previously disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K to correct the control deficiencies contributing to the material weakness such that these controls will operate effectively. We have (i) created a new information technology, or IT, compliance oversight function, which is actively pursuing candidates; (ii) updated training programs addressing information technology controls, or ITGCs, and policies, and provided education to the control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (iii) developed and are maintaining documentation underlying  ITGCs to promote knowledge transfer upon personnel and function changes; (iv) updated and enhanced risk assessment procedures and controls related to changes in IT systems; (v) begun implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of our Board of Directors

To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plan and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

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

Changes in Internal Control over Financial Reporting

We implemented new internal controls to address the impacts of the new lease accounting standard on our financial statements for its adoption on January 1, 2019 and thereafter. These controls include the development of internal controls over new accounting policies and processes based on the new lease accounting standard and the gathering of information provided for disclosures. Except for changes in connection with our implementation of the remediation plan described above and the adoption of the new lease accounting standard, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 1, 2019. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Other than as set forth below, there have been no material changes to such risk factors previously disclosed in our Annual Report.

We will purchase a significant portion of our pharmaceutical products from a group purchasing organization which receives discounts from a primary supplier.

On March 29, 2019, the we entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. (the “Thrifty Drug Agreements”) to replace the prime vendor agreement with AmerisourceBergen Drug Corporation. Pursuant to the terms of the Thrifty Drug Agreements, which have a term lasting through September 30, 2020, subject to renewal under certain circumstances, we agree to purchase not less than 98% of our total prescription product requirements from Thrifty Drug Stores, Inc.  We anticipate the commencement of the purchasing of prescription products under the Thrifty Drug Agreements in July 2019. The Thrifty Drug Agreements can be terminated solely by Thrifty Drug Stores, Inc. for, among other things, a payment default that continues for ten days after notice thereof and our failure to maintain credit worthiness. If we are no longer able to purchase our pharmaceutical products from a group purchasing organization, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. (the “Thrifty Drug Agreements”) to replace the prime vendor agreement with AmerisourceBergen Drug Corporation. Pursuant to the terms of the Thrifty Drug Agreements, which have a term lasting through September 30, 2020, subject to renewal under certain circumstances, the Company agrees to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug Stores, Inc. The group purchasing organization receives discounts on pharmaceutical product purchases from the primary supplier of the organization.  The Company anticipates the commencement of the purchasing of prescription products under the Thrifty Drug Agreements in July 2019 and, until such time, the Company’s prime vendor agreement with AmerisourceBergen Drug Corporation remains in place. The Thrifty Drug Agreements can be terminated solely by Thrifty Drug Stores, Inc. for, among other things, a payment default that continues for ten days after notice thereof and the Company’s failure to maintain credit worthiness.  The Thrifty Drug Agreements authorize Thrifty Drug Stores, Inc. to hold a security interest in all of the products purchased by the Company under the Thrifty Drug Agreements.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1*	Merger Agreement, dated March 5, 2019, by and among Tabula Rasa HealthCare, Inc., TRHC PW Acquisition, LLC, Prescribe Wellness, LLC and Fortis Advisors, LLC, as Holder Representative	8-K	3/5/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
4.1	Indenture, dated as of February 12, 2019, between Tabula Rasa HealthCare, Inc. and U.S. Bank National Association, as trustee	8-K	2/12/2019	4.1
4.2	Form of Note (included in Exhibit 4.1)	8-K	2/12/2019	4.1
10.1	Loan and Security Modification Agreement, entered into as of February 7, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoniaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	2/8/2019	10.2
10.2

Loan and Security Modification Agreement, entered into as of March 5, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoniaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders

					X
10.3	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.1
10.4	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.2
10.5	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.3
10.6	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.4
10.7	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.5
10.8	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.6
10.9	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.7
10.10	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.8
10.11	Affiliated Pharmacy Agreement, dated March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.+				X
10.12	Pharmaceutical Program Supply Agreement, effective as of March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.+				X
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

*  The schedules and exhibits to the merger agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Tabula Rasa HealthCare, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit

** This certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

+ Certain confidential provisions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: May 10, 2019	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2019	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)