Form 10-Q
period 2019-06-30
Tabula Rasa HealthCare, Inc.
filed 2019-08-09
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2019, the Registrant had 22,088,187 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$52,137	$20,278
Restricted cash	4,565	4,751
Accounts receivable, net	32,950	27,950
Inventories	3,683	3,594
Prepaid expenses	3,346	2,573
Other current assets	6,315	4,165
Total current assets	102,996	63,311
Property and equipment, net	14,435	11,865
Operating lease right-of-use assets	22,602	—
Software development costs, net	13,292	8,248
Goodwill	150,922	108,213
Intangible assets, net	202,144	77,206
Deferred income tax assets	—	75
Note receivable	—	1,000
Other assets	1,319	1,039
Total assets	$507,710	$270,957
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$548	$945
Current operating lease liabilities	4,070	—
Acquisition-related contingent consideration	8,540	43,397
Accounts payable	11,132	14,830
Accrued expenses and other liabilities	28,078	16,556
Total current liabilities	52,368	75,728
Line of credit	—	45,000
Long-term debt and finance leases, net	220,198	152
Noncurrent operating lease liabilities	21,666	—
Long-term acquisition-related contingent consideration	10,200	7,800
Deferred income tax liability	19,223	—
Other long-term liabilities	113	3,268
Total liabilities	323,768	131,948

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,244,227 and 20,719,297 shares issued and 22,081,777 and 20,557,537 shares outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	271,811	209,330
Treasury stock, at cost; 162,450 and 161,760 shares at June 30, 2019 and December 31, 2018, respectively	(3,865)	(3,825)
Accumulated deficit	(84,006)	(66,498)
Total stockholders’ equity	183,942	139,009
Total liabilities and stockholders’ equity	$507,710	$270,957

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$33,372	$27,378	$64,354	$54,558
Service revenue	42,883	21,220	72,860	37,984
Total revenue	76,255	48,598	137,214	92,542
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	24,861	20,075	48,336	40,907
Service cost	20,295	12,335	38,488	23,167
Total cost of revenue, exclusive of depreciation and amortization	45,156	32,410	86,824	64,074
Operating expenses:
Research and development	5,197	2,922	10,747	5,135
Sales and marketing	6,871	2,314	11,721	4,316
General and administrative	12,883	6,528	26,626	12,405
Change in fair value of acquisition-related contingent consideration expense	1,830	35,283	3,006	48,804
Depreciation and amortization	9,078	3,966	15,377	8,014
Total operating expenses	35,859	51,013	67,477	78,674
Loss from operations	(4,760)	(34,825)	(17,087)	(50,206)
Other expense:
Interest expense, net	4,308	120	7,001	183
Total other expense	4,308	120	7,001	183
Loss before income taxes	(9,068)	(34,945)	(24,088)	(50,389)
Income tax benefit	(2,539)	(5,919)	(6,580)	(3,269)
Net loss	$(6,529)	$(29,026)	$(17,508)	$(47,120)
Net loss per share, basic and diluted	$(0.32)	$(1.53)	$(0.86)	$(2.50)
Weighted average common shares outstanding, basic and diluted	20,482,032	18,956,445	20,433,564	18,873,297

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	For the Three and Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	9,547	—	—	—	—	—	—
Issuance of restricted stock	565,840	—	—	—	—	—	—
Exercise of stock options	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	22,140,648	2	(162,450)	(3,865)	264,453	(77,477)	183,113
Issuance of common stock awards	30,101	—	—	—	—	—	—
Issuance of restricted stock	23,562	—	—	—	—	—	—
Exercise of stock options	49,916	—	—	—	499	—	499
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, tax effect	—	—	—	—	(47)	—	(47)
Stock-based compensation expense	—	—	—	—	6,906	—	6,906
Net loss	—	—	—	—	—	(6,529)	(6,529)
Balance, June 30, 2019	22,244,227	$2	(162,450)	$(3,865)	$271,811	$(84,006)	$183,942

	Stockholders' Equity
	For the Three and Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2018	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	(2)	—	(2)
Issuance of restricted stock	395,254	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	(80,000)	(2,866)	—	—	(2,866)
Exercise of stock options	374,904	—	—	—	902	—	902
Stock-based compensation expense	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	(18,094)	(18,094)
Balance, March 31, 2018	20,141,163	2	(155,940)	(3,825)	146,919	(37,323)	105,773
Issuance of restricted stock	23,365	—	—	—	—	—	—
Exercise of stock options	216,989	—	—	—	1,253	—	1,253
Stock-based compensation expense	—	—	—	—	2,180	—	2,180
Net loss	—	—	—	—	—	(29,026)	(29,026)
Balance, June 30, 2018	20,381,517	$2	(155,940)	$(3,825)	$150,352	$(66,349)	$80,180

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,508)	$(47,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,377	8,014
Amortization of deferred financing costs and debt discount	4,603	41
Deferred taxes	(6,633)	(3,067)
Stock-based compensation	13,758	4,125
Change in fair value of acquisition-related contingent consideration	3,006	48,804
Acquisition-related contingent consideration paid	(24,450)	—
Other noncash items	12	29
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(2,383)	(4,195)
Inventories	(89)	(593)
Prepaid expenses and other current assets	(1,468)	(2,152)
Other assets	(140)	196
Accounts payable	(5,571)	(2,057)
Accrued expenses and other liabilities	5,661	1,800
Other long-term liabilities	(40)	(64)
Net cash (used in) provided by operating activities	(15,865)	3,761

Cash flows from investing activities:
Purchases of property and equipment	(3,508)	(2,564)
Software development costs	(6,618)	(2,155)
Purchases of intangible assets	—	(30)
Proceeds from repayment of note receivable	1,000	—
Acquisitions of businesses, net of cash acquired	(158,762)	(6,957)
Net cash used in investing activities	(167,888)	(11,706)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(2,866)
Proceeds from exercise of stock options	1,536	2,173
Payments for debt financing costs	(9,477)	(2)
Borrowings on line of credit	—	8,000
Repayments of line of credit	(45,000)	—
Payments of equity offering costs	—	(357)
Payments of acquisition-related contingent consideration	(20,342)	(1,646)
Repayments of long-term debt and finance leases	(541)	(514)
Proceeds from issuance of convertible senior subordinated notes	325,000	—
Proceeds from sale of warrants	65,910	—
Purchase of convertible note hedges	(101,660)	—
Net cash provided by financing activities	215,426	4,788
Net increase (decrease) in cash and restricted cash	31,673	(3,157)
Cash and restricted cash, beginning of period	25,029	10,430
Cash and restricted cash, end of period	$56,702	$7,273

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$—	$442
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$291	$452
Cash paid for interest	$364	$121
Cash paid for taxes	$279	$—
Interest costs capitalized to property and equipment and software development costs, net of depreciation and amortization	$148	$—
Stock issued in connection with acquisitions	$9,504	$—

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

(a)    Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s 2018 Form 10-K.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)    Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligation is satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. See Note 3 for additional detail about the Company’s products and service lines.

(d)    Cost of Product Revenue (exclusive of depreciation and amortization)

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

(e)    Cost of Service Revenue (exclusive of depreciation and amortization)

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, data acquisition costs, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing, technology services and overhead costs.

(f)    Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under certain contractual agreements are recorded in restricted cash on the Company’s consolidated balance sheets. As part of the Company’s third party administrative services, which fall under the Company’s health plan management services, the Company holds funds on behalf of its clients. These amounts are recorded as restricted cash with an offsetting liability recorded in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total cash and restricted cash as reported in the consolidated statements of cash flows.

	June 30,
	2019	2018
Cash	$52,137	$6,406
Restricted cash	4,565	867
Total cash and restricted cash as presented in the consolidated statement of cash flows	$56,702	$7,273

(g) Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial condition, the amount of receivables in dispute and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $1,223 and $528 as of June 30, 2019 and December 31, 2018, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for short-term leases is recognized on a straight-line basis over the lease term. Many leases include options to renew, with the exercise of lease renewal options at the Company’s sole discretion. The lease terms that include options to renew the lease require such renewal to be included when it is reasonably certain that the Company will exercise such option. The depreciable life of finance lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company’s lease agreements do not contain any residual value guarantees. The Company has elected to include both lease and nonlease components as a single lease component for its operating leases.

(i)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and, thereafter, has subsequently provided updates and improvements (as so updated and improved, "ASU 2016-02"). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides an additional modified transition method by which entities may elect to initially apply the transition requirements in ASU 2016-02 at the effective date with the effects of initial application recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and without retrospective application to any comparative prior periods presented. The Company adopted ASU 2016-02 on January 1, 2019 using the modified transition method permitted by ASU 2018-11.

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

3.     Revenue

The Company provides technology-enabled solutions tailored toward the specific needs of the healthcare organizations it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

Product Revenue

MRM prescription fulfillment services. The Company has a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from MRM prescription fulfillment services is generally recognized when medications are delivered and control has passed to the client and is generally billed monthly. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

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

Pharmacy cost management services. The Company has a stand ready obligation to provide monthly pharmacy cost management services which include adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred and revenue generated from drug manufacturers for the sale of drug utilization data. Revenue from these services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate and when the data is submitted to the drug manufacturers based on the estimated fair value of the data. The drug utilization fees recognized are estimated using historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and fees from the sale of drug utilization data are collected 180 days after submission.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Major service lines:
MRM prescription fulfillment services	$33,372	$27,378	$64,354	$54,558
MRM services	29,242	16,659	49,200	30,354
Health plan management services	9,317	3,132	18,300	4,837
Pharmacy cost management services	4,238	1,366	5,246	2,661
Other services	86	63	114	132
	$76,255	$48,598	$137,214	$92,542

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
Contract assets	$4,557	$3,075
Contract liabilities	5,483	1,733

Contract assets as of June 30, 2019 consisted of $2,411 related to data analytics contract assets, $1,310 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration, and $836 related to the gain-share component of completed health plan management services contracts. Contract assets as of December 31, 2018 consisted of $2,913 related to data analytics contract assets and $162 related to the gain-share component of completed health plan management services contracts. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional.

The contract liabilities as of June 30, 2019 consisted of $2,456 related to acquired performance obligations for software services contracts associated with the Company’s acquisitions of DoseMe and PrescribeWellness in the first quarter of 2019 (see Note 5), $1,049 related to advanced billings for prescription medications not yet fulfilled or dispensed, $1,011 related to advanced payments received for service obligations on MRM performance guaranteed contracts, $829 related to performance obligations on software maintenance contracts for electronic health records solutions, and $138 related to unamortized setup fees on health plan management contracts. The contract liabilities as of December 31, 2018 consisted of $858 related to advanced billings for prescription medications not yet fulfilled or dispensed, $730 related to performance obligations on software maintenance contracts for electronic health records solutions, and $145 related to unamortized setup fees on health plan management contracts.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2019 are as follows:

June 30,
2019
Contract assets:
Contract assets, beginning of period	$3,075
Decreases due to cash received	(5,070)
Changes to the contract assets at the beginning of the year as a result of changes in estimates	290
Increases, net of reclassifications to receivables	6,262
Contract assets, end of period	$4,557

Contract liabilities:
Contract liabilities, beginning of period	$1,733
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,408)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,868
Increases due to business combinations, excluding amounts recognized as revenue during the period	2,290
Contract liabilities, end of period	$5,483

During the six months ended June 30, 2018, the Company recognized $1,257 of revenue that was included in the December 31, 2017 contract liability balance of $1,350.

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net loss	$(6,529)	$(29,026)	$(17,508)	$(47,120)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	20,482,032	18,956,445	20,433,564	18,873,297
Net loss per share, basic and diluted	$(0.32)	$(1.53)	$(0.86)	$(2.50)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding for the three and six months ended June 30, 2019 and 2018 were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect.

	June 30,
	2019	2018
Stock options to purchase common stock	2,948,279	2,602,641
Unvested restricted stock	1,445,817	1,061,879
Common stock warrants	4,646,393	—
Contingently issuable shares	5,000	154,150
	9,045,489	3,818,670

Shares of common stock associated with the potential conversion of the Company’s convertible senior subordinated notes have been excluded in the table above.

5.     Acquisitions

2019 Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (the “Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 10,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. A portion of the closing consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

In connection with the acquisition of PrescribeWellness, the Company incurred direct acquisition costs of $59 and $3,230 during the three and six months ended June 30, 2019, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

The fair value of the acquisition consideration, net of post-closing adjustments, was $148,626 paid in cash.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$2,608
Prepaid expenses and other current assets	1,345
Property and equipment	1,155
Operating lease right-of-use-assets	1,467
Trade name	4,100
Developed technology	20,000
Patient database	21,700
Client relationships	74,100
Goodwill	30,846
Total assets acquired	$157,321

Operating lease liabilities	(1,467)
Trade accounts payable	(1,733)
Accrued expenses and other liabilities	(5,495)
Total purchase price	$148,626

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, patient database, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 5, 10, 5, and 14 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.40 years.

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

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $7,919 and $10,110, respectively, from PrescribeWellness was included in the Company’s consolidated statements of operations. Service revenue was recorded net of a reduction of $544 and $747 for the three and six months ended June 30, 2019, respectively, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $2,925 and $3,796, which includes amortization of $3,277 and $4,151 associated with acquired intangible assets, from PrescribeWellness was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

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

In connection with the acquisition of DoseMe, the Company incurred direct acquisition costs of $41 and $104 during the three and six months ended June 30, 2019, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$9
Prepaid expenses and other current assets	110
Trade name	89
Developed technology	16,200
Non-competition agreements	500
Goodwill	11,831
Total assets acquired	$28,739

Trade accounts payable	(17)
Accrued expenses and other liabilities	(362)
Total purchase price, including contingent consideration of $8,720	$28,360

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology and non-competition agreements, all of which are subject to amortization on a

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

straight-line basis and are being amortized over a weighted average of 4, 7.5 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.41 years.

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

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $72 and $138, respectively, from DoseMe was included in the Company’s consolidated statements of operations. Net loss of $769 and $1,995, which includes amortization of $579 and $1,141 associated with acquired intangible assets, from DoseMe was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

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

Revenue from Cognify is primarily composed of per member per month fees and annual subscription fees for electronic health record solutions. Revenue for these services and the related costs is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue –

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

service cost, respectively, in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $857 and $1,806, respectively, was included in the Company’s consolidated statements of operations. Net loss of $266 and $372, which includes amortization of $261 and $522 associated with acquired intangible assets, from Cognify was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 respectively.

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

Revenue from Mediture is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions and third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $3,572 and $7,045, respectively, from Mediture was included in the Company’s consolidated statements of operations. Net income of $476 and $1,297, which includes amortization of $371 and $742 associated with acquired intangible assets, from Mediture was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

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

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $2,184 and $4,397, respectively, from Peak PACE was included in the Company’s consolidated statements of operations. Net income of $137 and $308, which includes amortization of $181 and $363 associated with acquired intangible assets, from Peak PACE was included in the Company’s consolidated statements of operations, for the three and six months ended June 30, 2019, respectively.

Pro forma

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if the PrescribeWellness and DoseMe acquisitions had been consummated as of January 1, 2018 and the Cognify, Mediture and Peak PACE acquisitions had been consummated as of January 1, 2017. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018 and January 1, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$76,255	$60,715	$142,961	$118,301
Net loss	(6,395)	(35,803)	(18,104)	(59,889)
Net loss per share, basic and diluted	(0.31)	(1.86)	(0.88)	(3.13)

6.       Property and Equipment

Depreciation expense on property and equipment for the three months ended June 30, 2019 and 2018 was $1,089 and $881, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2019 and 2018 was $2,097 and $1,715, respectively.

7.       Leases

The Company has entered into various operating and finance leases for office space and equipment. The operating leases expire on various dates through 2030, and certain of such leases also contain renewal options and escalation clauses. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease cost	$1,317	$740	$2,432	$1,431

Finance lease cost:
Amortization of leased assets	147	262	409	588
Interest on lease liabilities	11	31	27	70
Total finance lease cost	158	293	436	658
Total lease cost	$1,475	$1,033	$2,868	$2,089

Operating lease cost includes short-term lease payments and variable lease payments, which are immaterial.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease right-of-use assets	$22,602

Current operating lease liabilities	$4,070
Noncurrent operating lease liabilities	21,666
Total operating lease liabilities	$25,736

Finance leases:
Property and equipment	$3,477
Accumulated amortization	(2,809)
Property and equipment, net	$668

Current obligations of finance leases	$548
Finance leases, net of current obligations	9
Total finance lease liabilities	$557

Weighted average remaining lease term (in years):
Operating leases	8.89
Finance leases	0.70

Weighted average discount rate:
Operating leases	4.44%
Finance leases	6.50%

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,959
Operating cash flows for finance leases	30
Financing cash flows for finance leases	541

Leased assets obtained in exchange for lease liabilities:
Operating leases*	$4,388
Finance leases	—

*Excludes operating lease assets acquired in connection with the acquisitions of DoseMe and PrescribeWellness.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating leases	Finance leases
2019	$2,102	$417
2020	4,283	150
2021	3,817	4
2022	3,313	—
2023	3,084	—
Thereafter	15,289	—
Total minimum lease payments	31,888	571
Less imputed interest	(6,152)	(14)
Present value of lease liabilities	25,736	557
Less current portion	(4,070)	(548)
Total long-term lease liabilities	$21,666	$9

As of June 30, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $1,725 for office space in Tucson, Arizona and Orlando, Florida, which are expected to be occupied in September 2019 and have lease terms of five to seven years from the occupancy date.

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

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to borrowings attributable to software development. As of June 30, 2019 and December 31, 2018, capitalized software costs consisted of the following:

	June 30, 2019	December 31, 2018
Software development costs	$21,851	$15,278
Less: accumulated amortization	(8,559)	(7,030)
Software development costs, net	$13,292	$8,248

Capitalized software development costs included above not yet subject to amortization	$4,865	$3,500

Amortization expense for the three months ended June 30, 2019 and 2018 was $905 and $445, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $1,529 and $1,131, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the six months ended June 30, 2019 are as follows:

Balance at January 1, 2019	$108,213
Goodwill from 2019 acquisitions	42,677
Adjustments to goodwill related to prior year acquisitions	32
Balance at June 30, 2019	$150,922

Goodwill is not amortized, but instead tested for impairment annually. The Company conducted its annual impairment test as of October 1, 2018 and determined that there were no indicators of impairment during 2018. The next annual impairment test will be conducted as of October 1, 2019, unless the Company identifies a triggering event in the interim. Management has not identified any triggering events during the six months ended June 30, 2019.

Intangible assets consisted of the following as of June 30, 2019 and December 31, 2018:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2019
Trade names	6.97	$11,625	$(3,209)	$8,416
Client relationships	12.18	128,169	(15,426)	112,743
Non-competition agreements	5.00	7,254	(2,589)	4,665
Developed technology	8.10	67,391	(11,371)	56,020
Patient database	5.00	21,700	(1,447)	20,253
Domain name	10.00	59	(12)	47
Total intangible assets		$236,198	$(34,054)	$202,144

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2018
Trade names	7.96	$7,436	$(2,357)	$5,079
Client relationships	9.56	54,069	(10,757)	43,312
Non-competition agreements	5.00	6,754	(1,885)	4,869
Developed technology	7.19	31,191	(7,296)	23,895
Domain name	10.00	59	(8)	51
Total intangible assets		$99,509	$(22,303)	$77,206

Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 was $7,084 and $2,639, respectively. Amortization expense for intangible assets for the six months ended June 30, 2019 and 2018 was $11,751 and $5,167, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2019 (July 1 - December 31)	$13,776
2020	27,095
2021	26,978
2022	25,886
2023	24,676
Thereafter	83,733
Total estimated amortization expense	$202,144

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.       Accrued Expenses and Other Liabilities

As of June 30, 2019 and December 31, 2018, accrued expenses and other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Employee related expenses	$11,213	$6,357
Contract liability	5,370	1,580
Client funds obligations*	4,565	4,751
Contract labor	2,225	1,563
Interest	2,167	121
Deferred rent	—	134
Professional fees	166	442
Royalties expense	726	588
Other expenses	1,646	1,020
Total accrued expenses and other liabilities	$28,078	$16,556

*This amount represents clients’ funds held by the Company, with an offsetting amount included in restricted cash.

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (as subsequently amended from time to time, the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit originally entered into with Bridge Bank (now Western Alliance Bank) in 2015. The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Amended and Restated 2015 Line of Credit matures on September 6, 2020.

Interest on the Amended and Restated 2015 Revolving Line of Credit is calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line of Credit require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of Credit of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA of at least 75% of the plan approved by the Company’s Board of Directors (the “Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of June 30, 2019, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line of Credit, and management expects that the Company will be able to maintain compliance with its covenants.

As of June 30, 2019, the Company has an outstanding letter of credit of $300 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for its office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line of Credit.

As of June 30, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit. As of December 31, 2018, $45,000 was outstanding under the Amended and Restated 2015 Line of Credit.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amounts available for borrowings under the Amended and Restated 2015 Revolving Line of Credit were $59,700 as of June 30, 2019.

As of June 30, 2019, the interest rate on the Amended and Restated 2015 Revolving Line of Credit was 5.58% and interest expense was $351 for the six months ended June 30, 2019. No interest expense was incurred for the three months ended June 30, 2019 as there were no aggregate borrowings outstanding related to the Amended and Restated 2015 Revolving Line of Credit for the three months ended June 30, 2019. As of June 30, 2018, the interest rate on the Amended and Restated 2015 Revolving Line of Credit was 5.07%, and interest expense was $67 for the three and six months ended June 30, 2018. In connection with the Amended and Restated 2015 Revolving Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $638. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line of Credit and amortized $61 and $109 to interest expense for the three and six months ended June 30, 2019, respectively, and $20 and $41 to interest expense for the three and six months ended June 30, 2018, respectively.

(b)    Convertible senior subordinated notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (the “2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit, fund the PrescribeWellness acquisition (as described in Note 5), fund the payment of the acquisition-related contingent consideration for SinfoníaRx (“SRx”), and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at the Company’s option. As of June 30, 2019, none of the conditions allowing holders of the 2026 Notes to convert had been met.

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. With the assistance of a third party valuation specialist, the carrying amount of the liability component was calculated by utilizing a discounted cash flow model of the contractual cash flows that were discounted at a risk-adjusted interest rate in order to estimate the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $102,900 and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial associated

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

deferred tax effect of $25,884 was recorded as a reduction of additional paid-in capital because the equity component is not currently expected to be deductible for income tax purposes. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate over the contractual term of the 2026 Notes was 8.05%.

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

During the three months ended June 30, 2019, the Company recognized $4,389 of interest expense related to the 2026 Notes, of which $1,422 was accrued and $2,967 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2019, the Company recognized $6,659 of interest expense related to the 2026 Notes, of which $2,164 was accrued and $4,494 was non-cash accretion of the debt discounts recorded. The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such Notes are within one year of maturity. The 2026 Notes have a carrying value of $220,189 as of June 30, 2019. Accrued interest payable on the 2026 Notes of $2,164 as of June 30, 2019 is included in accrued expenses and other liabilities on the consolidated balance sheets.

(c) Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions with affiliates of certain of the initial purchasers (the “option counterparties”) of the 2026 Notes pursuant to the terms of call option confirmations. The Company has the option to purchase a total of 4,646,393 shares of its common stock at a price of approximately $69.95 per share. The total premiums paid for the note hedges were $101,660. The Company also entered into warrant transactions with the option counterparties whereby they have the option to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. The Company received $65,910 in cash proceeds from the sale of the warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheets.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-term debt

The following table represents the total long-term debt obligations of the Company at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible senior subordinated notes	$325,000	$—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(104,811)	—
Convertible senior subordinated notes, net	220,189	—
Finance leases	557	1,097
Total long-term debt and finance leases, net	220,746	1,097
Less current portion, net	(548)	(945)
Total long-term debt and finance leases, less current portion, net	$220,198	$152

(e)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”), which was effective March 2016 and required a monthly minimum purchase obligation of approximately $1,750. This agreement was amended and restated effective May 1, 2016 with a three-year term, and was not subsequently renewed upon expiration in April 2019. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. (the “Thrifty Drug Agreements”) to replace the prime vendor agreement with AmerisourceBergen. Pursuant to the terms of the Thrifty Drug Agreements, which have a term lasting through September 30, 2020, the Company has agreed to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug Stores, Inc. The Company commenced purchasing prescription products under the Thrifty Drug Agreements in May 2019. The Thrifty Drug Agreements authorize Thrifty Drug Stores, Inc. to hold a security interest in all of the products purchased by the Company under the Thrifty Drug Agreements.

As of June 30, 2019, the Company had $2,241 due to AmerisourceBergen and Thrifty Drug Stores as a result of prescription drug purchases. As of December 31, 2018, the Company had $5,340 due to AmerisourceBergen as a result of prescription drug purchases.

12.      Income Taxes

For the six months ended June 30, 2019, the Company recorded an income tax benefit of $6,580, which resulted in an effective tax rate of 27.3%. The tax benefit primarily consists of $3,884 based on the estimated effective tax rate for the full year and $2,186 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

For the six months ended June 30, 2018, the Company recorded an income tax benefit of $3,269, which resulted in an effective tax rate of 6.5%. The tax benefit consists of $3,741 related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The benefit was offset by tax expense of $472 based on the estimated effective tax rate for the full year.

13.      Other Long-term Liabilities

Other long term liabilities as of June 30, 2019 was $113 and represented the long-term portion of contract liabilities for performance obligations related to software maintenance contracts for electronic health records solutions. Other long term liabilities as of December 31, 2018 was $3,268 and primarily represented the long-term portion of

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

deferred rent related to the Company's property leases.

14.     Stockholders' Equity

On April 25, 2017, the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line of Credit. During the six months ended June 30, 2019, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of June 30, 2019, $1,175 of common stock remained available for repurchase.

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of June 30, 2019, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 11 for additional information related to the 2026 Notes.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (the “2016 Plan”) and merged its 2014 Equity Compensation Plan (the “2014 Plan”) into the 2016 Plan. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,027,876 shares on January 2, 2019. As of June 30, 2019, 376,269 shares were available for future grants under the 2016 Plan.

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the six months ended June 30, 2019:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2018	1,070,061	$20.61
Granted	589,402	54.93
Vested	(213,646)	22.02
Outstanding at June 30, 2019	1,445,817	$34.40

For the three months ended June 30, 2019 and 2018, $3,361 and $895 of expense was recognized related to restricted stock awards, respectively. For the six months ended June 30, 2019 and 2018, $6,086 and $1,705 of expense was recognized related to restricted stock awards, respectively. As of June 30, 2019, there was unrecognized compensation expense of $37,513 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.2 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost is being recognized over the service period based on management’s determination that it is probable that the milestones will be achieved. For the three and six months ended June 30, 2019, the Company recorded $399 and $1,314, respectively, of expense related to the performance-based stock award. As of June 30, 2019, there was unrecognized compensation expense of $394 related to the performance-based stock award.

Other Stock Awards

During the six months ended June 30, 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 19,648 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $53.03 per share. For the three and six months ended June 30, 2019, the Company record $504 and $1,042, respectively, of expense related to these stock awards.

Stock Options

The Company recorded $2,642 and $1,284 of stock-based compensation expense related to stock options for the three months ended June 30, 2019 and 2018, respectively. The Company recorded $5,316 and $2,420 of stock-based compensation expense related to stock options for the six months ended June 30, 2019 and 2018, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatility of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
Valuation assumptions:	2019	2018
Expected volatility	69.60%	58.40%
Expected term (years)	6.02	6.08
Risk-free interest rate	2.50%	2.37%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2019 and 2018 was $34.94 and $17.12 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2019:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2018	2,490,114	$15.70
Granted	669,250	54.90
Exercised	(134,715)	12.55
Forfeited	(76,370)	47.92
Outstanding at June 30, 2019	2,948,279	$23.91	7.2	$81,869
Options vested and expected to vest at June 30, 2019	2,948,279	$23.91	7.2	$81,869
Exercisable at June 30, 2019	1,540,073	$10.43	5.8	$60,826

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $5,959 and $27,946, respectively.

As of June 30, 2019, there was $29,726 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.2 years.

Cash received from option exercises for the six months ended June 30, 2019 and 2018 was $1,536 and $2,173, respectively.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue - product	$313	$171	$622	$421
Cost of revenue - service	994	373	1,978	643
Research and development	1,806	323	4,088	519
Sales and marketing	1,105	392	2,092	771
General and administrative	2,688	921	4,978	1,771
Total stock-based compensation expense	$6,906	$2,180	$13,758	$4,125

16.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, and long-term debt. The carrying values of accounts receivable, contract assets, accounts payable, contract liabilities and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The carrying value of the Company’s line of credit approximates fair value based on the terms of the debt arrangement. See below for additional information on the Company’s convertible senior subordinated notes.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has classified liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2019
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$8,540	$8,540
Acquisition-related contingent consideration - long-term	—	—	10,200	10,200
	$—	$—	$18,740	$18,740

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$43,397	$43,397
Acquisition-related contingent consideration - long-term	—	—	7,800	7,800
	$—	$—	$51,197	$51,197

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

In connection with the acquisition of the SRx business, additional contingent consideration was payable by the Company based on SRx’s EBITDA, as defined in the merger agreement, multiplied by a variable EBITDA multiple, which was based on a formula as set forth in the merger agreement. The SRx acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and six months ended June 30, 2018, the Company recorded a $34,872 and $48,388 charge, respectively, for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization. As of December 31, 2018, the fair value of the SRx acquisition-related contingent consideration was calculated to be $81,692, of which $39,774 was equity-classified. During the six months ended June 30, 2019, the Company recorded a $624 charge for the change in fair value of the final SRx acquisition-related contingent consideration amount. During the first quarter of 2019, the Company made the final cash payment of $43,150 and issued 614,225 shares of its common stock, with a fair value of $39,166, in full satisfaction of the SRx acquisition-related contingent consideration payable.

The Peak PACE acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. The contingent consideration payable was based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the six months ended June 30, 2019, the Company recorded a $163 charge for the change in the fair value of the Peak PACE acquisition-

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

related contingent consideration amount. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,479 as December 31, 2018. The Company made the final cash payment of $1,642 in full satisfaction of the Peak PACE acquisition-related contingent consideration payable during the second quarter of 2019.

The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The contingent consideration payable is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and six months ended June 30, 2019, the Company recorded a $1,500 and $2,400 charge, respectively, for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $10,200 and $7,800 as of June 30, 2019 and December 31, 2018, respectively. The final amount of the contingent consideration liability will be fixed as of December 31, 2021.

The DoseMe acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of January 2, 2019. The contingent consideration payable is based on a multiple of DoseMe’s revenues associated with signed contracts during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and six months ended June 30, 2019, the Company recorded a $330 charge and a $180 gain, respectively, for the change in the fair value of the DoseMe acquisition-related contingent consideration primarily due to a change in the projected incremental revenues to be added during 2019. The fair value of the DoseMe acquisition-related contingent consideration was calculated to be $8,540 as of June 30, 2019. The final amount of the contingent consideration liability will be fixed as of November 30, 2019.

The changes in fair value of the Company’s acquisition-related contingent consideration for the six months ended June 30, 2019 was as follows:

Balance at December 31, 2018	$51,197
Acquisition date fair value of the DoseMe contingent consideration	8,720
Cash consideration paid	(44,792)
Adjustments to fair value measurement	3,006
Adjustment to reclassify amounts settled in cash (previously reflected in equity)	609
Balance at June 30, 2019	$18,740

The following table presents the financial instruments that are not carried at fair value but require fair value disclosures as of June 30, 2019:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026 (the "2026 Notes")	$325,000	$220,189	$328,656

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

As of June 30, 2019 and December 31, 2018, the Company was contingently liable for $300 under an outstanding letter of credit related to the Company’s lease agreement for the office space in Moorestown, NJ. See Note 11 for additional information.

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

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2018 we were serving 224 healthcare organizations and over 4,600 pharmacies. As of June 30, 2019, this number has grown to 233 healthcare organizations and over 15,000 pharmacies. The increase in the number of pharmacies we are serving was primarily due to the PrescribeWellness acquisition.

Our total revenues for the three and six months ended June 30, 2019 were $76.3 million and $137.2 million, respectively, compared to $48.6 million and $92.5 million for the three and six months ended June 30, 2018, respectively. We incurred a net loss of $6.5 million and $17.5 million for the three and six months ended June 30, 2019, respectively, compared to a net loss of $29.0 million and $47.1 million for the three and six months ended June 30, 2018, respectively. Our Adjusted EBITDA for the three and six months ended June 30, 2019 was $13.7 million and $19.3 million, respectively, compared to $7.3 million and $11.6 million for the three and six months ended June 30, 2018. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA as a separate metric, and a reconciliation of net loss to Adjusted EBITDA.

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

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$76,255	$48,598	$27,657	57%
Net loss	(6,529)	(29,026)	22,497	78
Adjusted EBITDA	13,652	7,269	6,383	88

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$137,214	$92,542	$44,672	48%
Net loss	(17,508)	(47,120)	29,612	63
Adjusted EBITDA	19,343	11,566	7,777	67

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

Financing

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million, or the 2026 Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Debt issuance costs related to the 2026 Notes totaled $9.4 million. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The 2026 Notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the 2026 Notes is 14.2966 shares of our common stock per $1 thousand principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of our common stock. Upon conversion, we will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at our option. In connection with the offering of the 2026 Notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers, or the option counterparties, of the 2026 Notes pursuant to the terms of call option confirmations.  We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2026 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2026 Notes, as the case may be. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended June 30, 2019 and 2018, product sales represented 44% and 56% of our total revenue, respectively, and service revenue represented 56% and 44% of our total revenue, respectively. For the six months ended June 30, 2019 and 2018, product sales represented 47% and 59% of our total revenue, respectively, and service revenue represented 53% and 41% of our total revenue, respectively.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from medication risk management, or MRM, prescription fulfillment services is recognized when medications are delivered to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

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

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended June 30, 2019 and 2018, prescription medication costs represented 79% of our total product costs. For the six months ended June 30, 2019 and 2018, prescription medication costs represented 79% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to our MRM services, which primarily consist of labor costs, outside contractors, data acquisition, and expenses related to supporting our technology platforms. In addition, cost of service revenue includes all labor costs, including stock-based compensation expense, directly related to the health plan management and pharmacy cost management services and expenses for claims processing and technology services. Cost of service revenue also includes direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in our research and development functions, which include software developers, project managers and other employees engaged in scientific education and research, and the development and enhancement of our service offerings. Research and development expenses also include costs for design and development of new scientific algorithms, software and technology and new service offerings, as well as enhancement of existing software and technology and service offerings, including fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

We capitalize certain costs incurred in connection with obtaining or developing proprietary software platforms, which are used to support our service contracts, including direct costs of material and services and payroll costs for employees directly involved with the software development. Capitalized software costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred as part of research and development expenses. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our existing suite of software solutions.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue:
Product revenue	$33,372	$27,378	$5,994	22%	$64,354	$54,558	$9,796	18%
Service revenue	42,883	21,220	21,663	102	72,860	37,984	34,876	92
Total revenue	76,255	48,598	27,657	57	137,214	92,542	44,672	48
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	24,861	20,075	4,786	24	48,336	40,907	7,429	18
Service cost	20,295	12,335	7,960	65	38,488	23,167	15,321	66
Total cost of revenue, exclusive of depreciation and amortization	45,156	32,410	12,746	39	86,824	64,074	22,750	36
Operating expenses:
Research and development	5,197	2,922	2,275	78	10,747	5,135	5,612	109
Sales and marketing	6,871	2,314	4,557	197	11,721	4,316	7,405	172
General and administrative	12,883	6,528	6,355	97	26,626	12,405	14,221	115
Change in fair value of acquisition-related contingent consideration expense	1,830	35,283	(33,453)	(95)	3,006	48,804	(45,798)	(94)
Depreciation and amortization	9,078	3,966	5,112	129	15,377	8,014	7,363	92
Total operating expenses	35,859	51,013	(15,154)	(30)	67,477	78,674	(11,197)	(14)
Loss from operations	(4,760)	(34,825)	30,065	86	(17,087)	(50,206)	33,119	66
Other expense:
Interest expense, net	4,308	120	4,188	nm	7,001	183	6,818	nm
Total other expense	4,308	120	4,188	nm	7,001	183	6,818	nm
Loss before income taxes	(9,068)	(34,945)	25,877	74	(24,088)	(50,389)	26,301	52
Income tax benefit	(2,539)	(5,919)	3,380	57	(6,580)	(3,269)	(3,311)	(101)
Net loss	$(6,529)	$(29,026)	$22,497	78	$(17,508)	$(47,120)	$29,612	63

nm = not meaningful

Comparison of the Three Months Ended June 30, 2019 and 2018

Product Revenue

Product revenue increased $6.0 million, or 22%, from $27.4 million for the three months ended June 30, 2018 to $33.4 million for the comparable period in 2019. The increase was primarily driven by new MRM prescription fulfillment clients acquired period over period which contributed $2.8 million to the increase. Increased prescription fulfillment volume from an increase in patients served at our existing clients represented approximately $1.7 million of the increase, and medication mix of prescriptions filled and payor mix contributed to an additional $1.5 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $21.7 million, or 102%, from $21.2 million for the three months ended June 30, 2018 to $42.9 million for the three months ended June 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $13.3 million to the increase. Excluding the impact of the acquisitions, MRM service revenue grew approximately $4.6 million primarily related to the expansion of existing customer relationships. In addition, our pharmacy cost management services increased $2.9 million related to more favorable manufacturer fees on the sale of medication utilization data, and health plan management services increased $914 thousand as a result of growth in our risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $4.8 million, or 24%, from $20.1 million for the three months ended June 30, 2018 to $24.9 million for the comparable period in 2019. The increase was primarily driven by new MRM prescription fulfillment clients acquired period over period which contributed $2.0 million to the increase. In addition, increased prescription volume as a result of an increase in the number of patients served at our existing customers contributed approximately $1.0 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $937 thousand to the overall increase in the cost of product revenue. Distribution charges also increased $408 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients. In addition, personnel costs increased $256 thousand due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Cost of Service Revenue

Cost of service revenue increased $8.0 million, or 65%, from $12.3 million for the three months ended June 30, 2018 to $20.3 million for the three months ended June 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed approximately $5.4 million to the increase in services costs. Excluding the impact of the acquisitions, MRM service costs increased approximately $2.4 million, of which $1.3 million was primarily due to increases in headcount and related employee compensation to support the increased level of comprehensive medication reviews required to be completed by clients. Excluding the impact of the acquisitions, the remaining increase in cost of service revenue was primarily related to an increase in employee compensation costs to support growth in the risk adjustment operations of our health plan management services

Research and Development Expenses

Research and development expenses increased $2.3 million, or 78%, from $2.9 million for the three months ended June 30, 2018 to $5.2 million for the comparable period in 2019. The acquisitions of DoseMe and PrescribeWellness contributed $383 thousand to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $1.4 million primarily related to increased stock compensation costs related to performance-based equity awards granted in the third quarter of 2018 as well as grants made during the first half of 2019. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $194 thousand increase in contractor costs and a $148 thousand increase in rent expense due to the expanded office space for our scientific education and research and product development departments at our Moorestown, NJ headquarters. The remaining increase was primarily attributable to increases in information technology spending and travel costs due to operational growth.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.6 million, or 197%, from $2.3 million for the three months ended June 30, 2018 to $6.9 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $3.1 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in sales and marketing expense was primarily due to a $1.2 million increase in personnel costs related to an increase in stock compensation expenses, added headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increase in sales and marketing expenses was primarily due to a $250 thousand increase in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $6.4 million, or 97%, from $6.5 million for the three months ended June 30, 2018 to $12.9 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $3.2 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Higher employee compensation costs of $2.0 million were primarily due to an increase in stock compensation of $1.3 million related to equity awards granted during the first quarter of 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. The remaining increase is primarily attributable to an increase in professional service fees of $717 thousand related to audit, tax and internal control services, and legal fees.

Acquisition-related Contingent Consideration Expense

During the three months ended June 30, 2019 and 2018, we recorded a $1.8 million charge and a $35.3 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the three months ended June 30, 2019, we recorded a $1.5 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of June 30, 2019, the Cognify contingent consideration liability was $10.2 million with the potential for up to an additional $3.8 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the three months ended June 30, 2019, we recorded a $330 thousand charge to increase the fair value of the DoseMe acquisition-related contingent consideration liability. The contingent consideration payable is based on a multiple of DoseMe’s revenues associated with signed contracts during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. This gain was primarily due to an increase in the projected incremental revenues to be added during 2019. As of June 30, 2019, the DoseMe contingent consideration liability was $8.5 million with the potential for up to an additional $1.5 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the contingent consideration liability will be fixed as of November 30, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $5.1 million, or 129%, from $4.0 million for the three months ended June 30, 2018 to $9.1 million for the comparable period in 2019. This increase was primarily due to a $4.5 million increase in amortization expense of intangible assets acquired from Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness in 2018 and 2019. The increase in amortization expense was also due to a $460 thousand increase in the amortization of capitalized software related to new software functionality placed into service since July 2018, of which Mediture, Cognify, DoseMe, and PrescribeWellness accounted for $89 thousand of that increase. Depreciation expense also increased by $208 thousand, of which $245 thousand related to property and equipment acquired from Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness. This increase was offset by a decrease in depreciation expense for SinfoníaRx, or SRx, as a result of several assets which became fully depreciated during 2019.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $4.3 million, an increase of $4.2 million compared to the three months ended June 30, 2018. The increase is primarily due to $4.2 million of interest expense on the 2026 Notes, which were issued in February 2019. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the three months ended June 30, 2019, we recorded an income tax benefit of $2.5 million, which resulted in an effective tax rate of 28.0%. The tax benefit primarily consists of $1.7 million based on the estimated effective tax rate for the full year and $1.1 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

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

Comparison of the Six Months Ended June 30, 2019 and 2018

Product Revenue

Product revenue increased $9.8 million, or 18%, from $54.6 million for the six months ended June 30, 2018 to $64.4 million for the comparable period in 2019. The increase was primarily driven by new MRM prescription fulfillment clients acquired period over period, which contributed $5.1 million to the increase. Increased prescription fulfillment volume from an increase in patients served at our existing clients represented approximately $2.4 million of the increase, and medication mix of prescriptions filled and payor mix contributed to an additional $2.3 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $34.9 million, or 92%, from $38.0 million for the six months ended June 30, 2018 to $72.9 million for the six months ended June 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $22.2 million to the increase. Excluding the impact of the acquisitions, MRM service revenue grew approximately $8.6 million, primarily related to the expansion of existing customer relationships. In addition, pharmacy cost management services increased $2.6 million related to more favorable manufacturer fees on the sale of medication utilization data, and health plan management services increased $1.6 million as a result of growth in our risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $7.4 million, or 18%, from $40.9 million for the six months ended June 30, 2018 to $48.3 million for the comparable period in 2019. The increase was primarily driven by new MRM prescription fulfillment clients acquired period over period which contributed $3.5 million to the increase. In addition, increased prescription volume as a result of an increase in the number of patients served at our existing customers contributed approximately $1.5 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $893 thousand to the overall increase in the cost of product revenue. Distribution charges represented $808 thousand of the increase related to higher shipping volume for the medications we fulfilled for our clients' patients. In addition, personnel costs increased $566 thousand due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases.

Cost of Service Revenue

Cost of service revenue increased $15.3 million, or 66%, from $23.2 million for the six months ended June 30, 2018 to $38.5 million for the six months ended June 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed approximately $9.8 million to the increase in services costs. Excluding the impact of the acquisitions, MRM service costs increased approximately $5.0 million, of which $3.2 million was primarily due to increases in headcount and related employee compensation to support the increased level of comprehensive medication reviews required to be completed by clients. Excluding the impact of the acquisitions, the remaining increase in cost of service revenue was primarily related to an increase in employee compensation costs to support the growth in the risk adjustment operations of our health plan management services.

Research and Development Expenses

Research and development expenses increased $5.6 million, or 109%, from $5.1 million for the six months ended June 30, 2018 to $10.7 million for the comparable period in 2019. The acquisitions of DoseMe and PrescribeWellness contributed $570 thousand to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $4.2 million primarily related to increased stock compensation costs related to performance-based equity awards granted in the third quarter of 2018 as well as grants made during the first half of 2019. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $364 thousand increase in contractor costs and a $235 thousand increase in rent expense due to the expanded office space for our scientific education and research department at our Moorestown, NJ headquarters. The remaining increase was primarily attributable to increases in information technology spending and travel costs due to operational growth.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.4 million, or 172%, from $4.3 million for the six months ended June 30, 2018 to $11.7 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $4.3 million to the increase which primarily related to employee compensation costs. Excluding the acquisitions, the increase in sales and marketing expense was primarily due to a $2.5 million increase in personnel costs related to an increase in stock compensation expenses, additional headcount to support our operational growth, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increase in sales and marketing expenses was primarily due to a $556 thousand increase in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $14.2 million, or 115%, from $12.4 million for the six months ended June 30, 2018 to $26.6 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $5.3 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Higher employee compensation costs of $4.0 million were primarily due to an increase in stock compensation of $2.7 million related to equity awards granted during the first quarter of 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, general and administrative expenses increased $3.1 million as a result of acquisition related transaction costs related to the acquisitions of DoseMe and PrescribeWellness in 2019. The remaining increase is primarily attributable to increased information technology expenses and an increase in professional service fees of $938 thousand primarily related to audit, tax and internal control services and legal fees.

Acquisition-related Contingent Consideration Expense

During the six months ended June 30, 2019 and 2018, there was a $3.0 million and a $48.8 million charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the six months ended June 30, 2019, we recorded a $2.4 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of June 30, 2019, the Cognify contingent consideration liability was $10.2 million with the potential for up to an additional $3.8 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the six months ended June 30, 2019, we recorded a $624 thousand charge related to the fair value adjustment of the final SRx acquisition-related contingent consideration amount. During the six months ended June 30, 2018, we recorded a $34.9 million charge related to the fair value adjustments of the SRx acquisition-related contingent consideration liabilities. The SRx acquisition-related contingent consideration liability was paid in full during the first quarter of 2019. During the six months ended June 30, 2019, we recorded a $163 thousand remeasurement charge related to the Peak PACE acquisition-related contingent consideration as a result of final purchase price adjustments. The liability was subsequently paid in full in the second quarter of 2019.

The Cognify, SRx and Peak PACE remeasurement charges in 2019 were offset by a remeasurement gain for the change in fair value of our DoseMe acquisition-related contingent consideration. During the six months ended June 30, 2019, we recognized a gain of $180 thousand to the fair value of the DoseMe acquisition-related contingent consideration liability. The contingent consideration payable is based on a multiple of DoseMe’s revenues associated with signed contracts during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. This gain was primarily due to a decrease in the projected incremental revenues to be added during 2019. As of June 30,

2019, the DoseMe contingent consideration liability was $8.5 million with the potential for up to an additional $1.5 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the contingent consideration liability will be fixed as of November 30, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $7.4 million, or 92%, from $8.0 million for the six months ended June 30, 2018 to $15.4 million for the comparable period in 2019. This increase was primarily due to a $6.6 million increase in amortization expense of intangible assets acquired from Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness in 2018 and 2019. The increase in amortization expense was also due to a $398 thousand increase in the amortization of capitalized software related to new software functionality placed into service since July 2018, of which Mediture, Cognify, DoseMe, and PrescribeWellness accounted for $101 thousand of the increase. Depreciation expense also increased by $382 thousand, which primarily related to property and equipment acquired from Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $7.0 million, an increase of $6.8 million compared to the six months ended June 30, 2018. The increase is primarily due to $6.7 million of interest expense on the 2026 Notes, which were issued in February 2019. The remaining increase is attributable to interest on the Amended and Restated 2015 Revolving Line of Credit, which was drawn down upon in 2018 in connection with the acquisitions we completed in 2018 as well as the acquisition of DoseMe in 2019. See Note 11 in the notes to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.

Income Taxes

For the six months ended June 30, 2019, we recorded an income tax benefit of $6.6 million, which resulted in an effective tax rate of 27.3%. The tax benefit primarily consists of $3.9 million based on the estimated effective tax rate for the full year and $2.2 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

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

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income or loss excluding certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, severance expense related to the termination of two members of senior management in 2018, acquisition-related expense, and stock-based compensation expense. We consider acquisition-related expense to include non-recurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

Our management uses Adjusted EBITDA:

●	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;
●	to prepare and approve our annual budget; and
●	to develop short- and long-term operational plans.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect cash interest income or expense;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
●	Adjusted EBITDA does not reflect severance related payments related to the termination of two members of senior management in 2018; and
●	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(6,529)	$(29,026)	$(17,508)	$(47,120)
Add:
Interest expense, net	4,308	120	7,001	183
Income tax benefit	(2,539)	(5,919)	(6,580)	(3,269)
Depreciation and amortization	9,078	3,966	15,377	8,014
Change in fair value of acquisition-related contingent consideration expense	1,830	35,283	3,006	48,804
Severance expense	—	390	—	390
Acquisition-related expense	598	176	4,289	340
Payroll tax expense related to stock option exercises	—	99	—	99
Stock-based compensation expense	6,906	2,180	13,758	4,125
Adjusted EBITDA	$13,652	$7,269	$19,343	$11,566

Adjusted Diluted Net Income (Loss) Per Share, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net income or loss before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, acquisition-related expense, stock-based compensation expense, severance expense related to the termination of two members of senior management in 2018, and the tax impact of using a normalized tax rate on pre-tax income adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include non-recurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Please note that other companies might define their non-GAAP financial measures differently than us.

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(6,529)	$(0.32)	$(29,026)	$(1.53)	$(17,508)	$(0.86)	$(47,120)	$(2.50)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	1,830		35,283		3,006		48,804
Amortization of acquired intangibles	7,084		2,639		11,751		5,167
Amortization of debt discount and issuance costs	2,967		—		4,494		—
Acquisition-related expense	598		176		4,289		340
Payroll tax expense on stock option exercises	—		99		—		99
Stock-based compensation expense	6,906		2,180		13,758		4,125
Severance expense	—		390		—		390
Impact to income taxes (1)	(4,931)		(7,360)		(9,666)		(5,405)
Adjusted net income and Adjusted Diluted EPS	$7,925	$0.35	$4,381	$0.20	$10,124	$0.44	$6,400	$0.30

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax loss adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	20,482,032	18,956,445	20,433,564	18,873,297
Adjustments:
Weighted average dilutive effect of stock options	1,500,839	1,674,094	1,587,926	1,615,991
Weighted average dilutive effect of restricted stock	759,118	851,287	800,626	820,792
Weighted average dilutive effect of contingent shares	21,946	77,075	25,305	38,538
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	22,763,935	21,558,901	22,847,421	21,348,618

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three and six months ended June 30, 2019, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $17.5 million and $47.1 million for the six months ended June 30, 2019 and 2018, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At June 30, 2019, we had unrestricted cash of $52.1 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(15,865)	$3,761
Net cash used in investing activities	(167,888)	(11,706)
Net cash provided by (used in) financing activities	215,426	4,788
Net increase (decrease) in cash and restricted cash	$31,673	$(3,157)

Operating Activities

Net cash used in operating activities was $15.9 million for the six months ended June 30, 2019 and consisted primarily of $24.4 million in payments for the contingent purchase price consideration related to the SRx acquisition, our net loss of $17.5 million, changes in net deferred taxes of $6.6 million and changes in our operating assets and liabilities totaling $4.0 million, offset by the addition of noncash items of $36.7 million. The noncash items primarily included $15.4 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized software development costs and acquisition-related intangibles, $13.8 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees in the third quarter of 2018 and in 2019, $4.6 million of amortization of deferred financing costs and debt discount primarily related to the 2026 Notes, and $3.0 million in the aggregate related to the change in the fair value of the acquisition-related contingent consideration for SRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the acquisitions completed in 2018 and 2019 and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract labor, contract liability related to performance obligations for our services, and interest expense.

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2018 and consisted primarily of our net loss of $47.1 million and changes in our operating assets and liabilities totaling $7.1 million, offset by the addition of noncash items of $57.9 million. The noncash items primarily included $48.8 million related to the change in the fair value of the acquisition-related contingent consideration, $8.0 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized software development costs, and acquisition related intangibles, and $4.1 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018, partially offset by a change in deferred taxes of $3.1 million. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx acquisition and a decrease in accounts payable.

Investing Activities

Net cash used in investing activities was $167.9 million for the six months ended June 30, 2019 and $11.7 million for the six months ended June 30, 2018. Net cash used in investing activities for six months ended June 30, 2019 reflected $158.8 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $6.6 million in software development costs and $3.5 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of equipment and improvements for our expanded office space at our Moorestown, NJ headquarters. Net cash used in investing activities was offset by proceeds received from the repayment of the $1.0 million note receivable issued to DoseMe Holdings Pty Ltd in 2018.

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

Financing Activities

Net cash provided by financing activities was $215.4 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $4.8 million for the six months ended June 30, 2018. Financing activities for the six months ended June 30, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $1.5 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2019 was partially offset by a payment of $101.7 million for the convertible hedge options entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line of Credit, $20.3 million in payments for the contingent purchase price consideration related to the SRx acquisition and Peak PACE acquisition, and $9.5 million in payments for debt financing costs.

Financing activities for the six months ended June 30, 2018 primarily reflected borrowings of $8.0 million on the Amended and Restated 2015 Revolving Line of Credit to fund the acquisition of Peak PACE and $2.2 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2018 was partially offset by $2.9 million in payments for the repurchase of common stock, a $1.6 million payment of contingent purchase price consideration related to our Medliance acquisition, $514 thousand in payments of long-term debt, and $357 thousand in payments for costs associated with our common stock offering completed in December 2017.

Funding Requirements

We had an accumulated deficit of $84.0 million as of June 30, 2019. We believe that our unrestricted cash of $52.1 million as of June 30, 2019, borrowing capacity under our Amended and Restated 2015 Revolving Line of Credit and cash flows from continuing operations will be sufficient to fund our planned operations through at least September 30, 2020. We may seek additional funding through public or private debt or equity financings. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Revolving Line of Credit whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and subsequently amended on May 1, 2018, August 31, 2018, October 19, 2018, December 31, 2018, February 7, 2019 and March 5, 2019. The Amended and Restated 2015 Revolving Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. Amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Revolving Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of June 30, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit. As of June 30, 2019, we were also contingently liable for $300 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Revolving Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line of Credit were $59.7 million as of June 30, 2019.

The Amended and Restated 2015 Revolving Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Revolving Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur certain additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions other than as contemplated in connection with the issuance of the 2026 Notes, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Revolving Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Revolving Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of June 30, 2019, we were in compliance with all covenants related to the Amended and Restated 2015 Revolving Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

Other than acquisition-related contingent consideration and operating lease liabilities acquired as a result of the DoseMe and PrescribeWellness acquisitions in 2019, during the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Except as described in Note 2 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and six months ended June 30, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of new accounting pronouncements. We adopted Accounting Standards Update No. 2016-02 Leases as of January 1, 2019.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of June 30, 2019, no amounts were outstanding under our Amended and Restated 2015 Revolving Line of Credit. We entered into the Amended and Restated 2015 Revolving Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the six months ended June 30, 2019.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to a material weakness in internal control over financial reporting that previously was disclosed in Part II, Item 9A, ”Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019, or our 2018 Form 10-K.

Remediation efforts to address previously identified material weakness

We are continuing to implement the remediation plan as previously disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K to correct the control deficiencies contributing to the material weakness such that these controls will operate effectively. We have (i) created a new information technology, or IT, compliance oversight function, which is actively pursuing candidates; (ii) updated training programs addressing information technology controls, or ITGCs, and policies, and provided education to the control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (iii) developed and are maintaining documentation underlying  ITGCs to promote knowledge transfer upon personnel and function changes; (iv) updated and enhanced risk assessment procedures and controls related to changes in IT systems; (v) begun implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “2018 Form 10-K”), and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was filed with the SEC on May 10, 2019 (the “First Quarter Form 10-Q”). We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to the risks described in the 2018 Form 10-K and the First Quarter Form 10-Q. We may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: August 9, 2019	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2019	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)