Form 10-Q
period 2019-09-30
Tabula Rasa HealthCare, Inc.
filed 2019-11-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the Registrant had 22,205,013 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$47,302	$20,278
Restricted cash	3,767	4,751
Accounts receivable, net	30,984	27,950
Inventories	3,814	3,594
Prepaid expenses	3,175	2,573
Other current assets	7,643	4,165
Total current assets	96,685	63,311
Property and equipment, net	15,537	11,865
Operating lease right-of-use assets	22,140	—
Software development costs, net	15,830	8,248
Goodwill	150,790	108,213
Intangible assets, net	196,419	77,206
Deferred income tax assets	—	75
Note receivable	—	1,000
Other assets	1,332	1,039
Total assets	$498,733	$270,957
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$334	$945
Current operating lease liabilities	4,214	—
Acquisition-related contingent consideration	—	43,397
Accounts payable	11,001	14,830
Accrued expenses and other liabilities	28,015	16,556
Total current liabilities	43,564	75,728
Line of credit	—	45,000
Long-term debt and finance leases, net	223,208	152
Noncurrent operating lease liabilities	21,231	—
Long-term acquisition-related contingent consideration	11,500	7,800
Deferred income tax liability	14,371	—
Other long-term liabilities	93	3,268
Total liabilities	313,967	131,948

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,354,559 and 20,719,297 shares issued and 22,192,109 and 20,557,537 shares outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	280,739	209,330
Treasury stock, at cost; 162,450 and 161,760 shares at September 30, 2019 and December 31, 2018, respectively	(3,865)	(3,825)
Accumulated deficit	(92,110)	(66,498)
Total stockholders’ equity	184,766	139,009
Total liabilities and stockholders’ equity	$498,733	$270,957

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$34,966	$28,045	$99,320	$82,603
Service revenue	39,304	26,373	112,164	64,357
Total revenue	74,270	54,418	211,484	146,960
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	25,931	21,100	74,267	62,007
Service cost	20,510	13,958	58,998	37,125
Total cost of revenue, exclusive of depreciation and amortization	46,441	35,058	133,265	99,132
Operating expenses:
Research and development	5,902	3,380	16,649	8,515
Sales and marketing	6,884	2,669	18,605	6,985
General and administrative	12,155	7,824	38,781	20,229
Change in fair value of acquisition-related contingent consideration expense (income)	1,510	(8,419)	4,516	40,385
Depreciation and amortization	9,142	4,096	24,519	12,110
Total operating expenses	35,593	9,550	103,070	88,224
(Loss) income from operations	(7,764)	9,810	(24,851)	(40,396)
Interest expense, net	4,441	232	11,442	415
(Loss) income before income taxes	(12,205)	9,578	(36,293)	(40,811)
Income tax benefit	(4,101)	(838)	(10,681)	(4,107)
Net (loss) income	$(8,104)	$10,416	$(25,612)	$(36,704)
Net (loss) income per share:
Basic	$(0.39)	$0.54	$(1.25)	$(1.93)
Diluted	$(0.39)	$0.47	$(1.25)	$(1.93)
Weighted average common shares outstanding:
Basic	20,691,112	19,217,623	20,520,357	18,989,334
Diluted	20,691,112	22,288,873	20,520,357	18,989,334

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	For the Three and Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	9,547	—	—	—	—	—	—
Issuance of restricted stock	565,840	—	—	—	—	—	—
Exercise of stock options	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	22,140,648	2	(162,450)	(3,865)	264,453	(77,477)	183,113
Issuance of common stock awards	30,101	—	—	—	—	—	—
Issuance of restricted stock	23,562	—	—	—	—	—	—
Exercise of stock options	49,916	—	—	—	499	—	499
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, tax effect	—	—	—	—	(47)	—	(47)
Stock-based compensation expense	—	—	—	—	6,906	—	6,906
Net loss	—	—	—	—	—	(6,529)	(6,529)
Balance, June 30, 2019	22,244,227	2	(162,450)	(3,865)	271,811	(84,006)	183,942
Issuance of common stock awards	13,867	—	—	—	—	—	—
Exercise of stock options	96,465	—	—	—	967	—	967
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, tax effect	—	—	—	—	736	—	736
Stock-based compensation expense	—	—	—	—	7,225	—	7,225
Net loss	—	—	—	—	—	(8,104)	(8,104)
Balance, September 30, 2019	22,354,559	$2	(162,450)	$(3,865)	$280,739	$(92,110)	$184,766

See accompanying notes to unaudited consolidated financial statements

	Stockholders' Equity
	For the Three and Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2018	19,371,005	$2	(73,466)	$(959)	$144,074	$(19,229)	$123,888
Common stock offering issuance costs	—	—	—	—	(2)	—	(2)
Issuance of restricted stock	395,254	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(2,474)	—	—	—	—
Shares repurchased	—	—	(80,000)	(2,866)	—	—	(2,866)
Exercise of stock options	374,904	—	—	—	902	—	902
Stock-based compensation expense	—	—	—	—	1,945	—	1,945
Net loss	—	—	—	—	—	(18,094)	(18,094)
Balance, March 31, 2018	20,141,163	2	(155,940)	(3,825)	146,919	(37,323)	105,773
Issuance of restricted stock	23,365	—	—	—	—	—	—
Exercise of stock options	216,989	—	—	—	1,253	—	1,253
Stock-based compensation expense	—	—	—	—	2,180	—	2,180
Net loss	—	—	—	—	—	(29,026)	(29,026)
Balance, June 30, 2018	20,381,517	2	(155,940)	(3,825)	150,352	(66,349)	80,180
Common stock offering issuance costs	—	—	—	—	(7)	—	(7)
Issuance of common stock in connection with acquisition	45,561	—	—	—	3,595	—	3,595
Issuance of restricted stock	14,840	—	—	—	—	—	—
Exercise of stock options	70,581	—	—	—	417	—	417
Stock-based compensation expense	—	—	—	—	2,996	—	2,996
Net income	—	—	—	—	—	10,416	10,416
Balance, September 30, 2018	20,512,499	$2	(155,940)	$(3,825)	$157,353	$(55,933)	$97,597

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,612)	$(36,704)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,519	12,110
Amortization of deferred financing costs and debt discount	7,689	66
Deferred taxes	(10,749)	(4,536)
Stock-based compensation	20,983	7,121
Change in fair value of acquisition-related contingent consideration	4,516	40,385
Acquisition-related contingent consideration paid	(24,480)	—
Other noncash items	12	51
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(417)	(7,035)
Inventories	(220)	(818)
Prepaid expenses and other current assets	(2,626)	(4,915)
Other assets	(53)	267
Accounts payable	(5,787)	(5,163)
Accrued expenses and other liabilities	5,474	8,421
Other long-term liabilities	(60)	(7)
Net cash (used in) provided by operating activities	(6,811)	9,243

Cash flows from investing activities:
Purchases of property and equipment	(5,202)	(3,484)
Software development costs	(10,285)	(3,564)
Purchases of intangible assets	(1,202)	(29)
Proceeds from repayment of note receivable	1,000	—
Acquisitions of businesses, net of cash acquired	(158,762)	(21,981)
Net cash used in investing activities	(174,451)	(29,058)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(2,866)
Proceeds from exercise of stock options	2,503	2,590
Payments for debt financing costs	(9,632)	(103)
Borrowings on line of credit	—	26,500
Repayments of line of credit	(45,000)	—
Payments of equity offering costs	—	(364)
Payments of acquisition-related contingent consideration	(29,062)	(1,646)
Repayments of long-term debt and finance leases	(757)	(779)
Proceeds from issuance of convertible senior subordinated notes	325,000	—
Proceeds from sale of warrants	65,910	—
Purchase of convertible note hedges	(101,660)	—
Net cash provided by financing activities	207,302	23,332
Net increase in cash and restricted cash	26,040	3,517
Cash and restricted cash, beginning of period	25,029	10,430
Cash and restricted cash, end of period	$51,069	$13,947

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$—	$442
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$803	$390
Cash paid for interest	$3,177	$251
Cash paid for taxes	$317	$—
Interest costs capitalized to property and equipment and software development costs, net of depreciation and amortization	$248	$—
Stock issued in connection with acquisitions	$9,504	$3,595

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (“Company”) provides patient-specific, data-driven technology and solutions that enable healthcare organizations to optimize medication regimens to improve patient outcomes, reduce hospitalizations, lower healthcare costs and manage risk. The Company delivers its solutions through technology enabled products and services for medication risk management (“MRM”) and to support health plan management. The Company serves healthcare organizations that focus on populations with complex healthcare needs and extensive medication requirements. The Company’s cloud-based software solutions provide prescribers, pharmacists, pharmacies and healthcare organizations with sophisticated and innovative tools to better manage the medication-related needs of patients.

2.      Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019 (“2018 Form 10-K”). Since the date of those audited consolidated financial statements, there have been no changes to the Company's significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a)    Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments), necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2018 Form 10-K.

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

	September 30,
	2019	2018
Cash	$47,302	$13,080
Restricted cash	3,767	867
Total cash and restricted cash as presented in the consolidated statement of cash flows	$51,069	$13,947

(g) Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial condition, the amount of receivables in dispute and the current receivables aging and

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $379 and $528 as of September 30, 2019 and December 31, 2018, respectively.

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

ROU assets and liabilities are recognized at the lease commencement date based on the estimated net present value of lease payments over the lease term. As the rate implicit in the lease is not readily determinable for most leases, the Company uses its incremental borrowing rate in determining the net present value of lease payments. The Company estimates its incremental borrowing rate for each lease as of the measurement date with consideration of the risk-free rate for varying maturities corresponding to the remaining lease term, the risk premium attributed to the Company’s credit rating for a secured or collateralized instrument, and comparable borrowings of similarly-rated companies.

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

(i)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and, thereafter, has subsequently provided updates and improvements (as so updated and improved, “ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provided an additional modified transition method by which entities may elect to initially apply the transition requirements in ASU 2016-02 at the effective date with the effects of initial application recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and without retrospective application to any comparative prior periods presented. The Company adopted ASU 2016-02 on January 1, 2019 using the modified transition method permitted by ASU 2018-11.

The Company elected the package of practical expedients permitted under the transition guidance, which permits the Company to carry forward its prior conclusions about lease identification, lease classification, and initial direct costs, but did not elect the hindsight practical expedient. ROU assets and liabilities for the Company’ existing leases were recognized on January 1, 2019 based on the estimated net present value of lease payments over the remaining lease term. The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $18,469 and $21,173, respectively, as of January 1, 2019. The standard had no impact on the Company’s opening balance of retained earnings, consolidated net operations or cash flows. See Note 7 for additional information on the Company’s leases.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and thereafter, has subsequently provided updates and improvements (as so updated and improved, “ASU 2016-13”). ASU 2016-13 requires entities to estimate expected lifetime credit losses on financial assets including (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance-sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company believes the adoption of ASU 2017-04 will not have a material effect on the Company's consolidated financial statements.

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

3.     Revenue

The Company provides technology-enabled solutions tailored toward the specific needs of the healthcare organizations that it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Major service lines:
MRM prescription fulfillment services	$34,966	$28,045	$99,320	$82,603
MRM services	25,810	15,467	75,010	45,821
Health plan management services	8,905	5,383	27,205	10,220
Pharmacy cost management services	4,557	5,412	9,803	8,073
Other services	32	111	146	243
	$74,270	$54,418	$211,484	$146,960

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
Contract assets	$6,168	$3,075
Contract liabilities	4,667	1,733

Contract assets as of September 30, 2019 consisted of $4,267 related to data analytics contract assets, $984 related to consideration for performance obligations completed related to MRM service contracts but which the Company does not have an unconditional right to the consideration, and $917 related to the gain-share component of completed health plan management services contracts. Contract assets as of December 31, 2018 consisted of $2,913 related to data analytics contract assets and $162 related to the gain-share component of completed health plan management services contracts. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional.

The contract liabilities as of September 30, 2019 consisted of $1,735 related to acquired performance obligations for software services contracts associated with the Company’s acquisitions of DoseMe and PrescribeWellness in the first quarter of 2019 (see Note 5), $1,395 related to advanced billings for prescription medications not yet fulfilled or dispensed, $765 related to performance obligations with respect to software maintenance contracts for electronic health records solutions, $602 related to advanced payments received for service obligations on MRM performance guaranteed contracts, and $170 related to unamortized setup fees on health plan management contracts. The contract liabilities as of December 31, 2018 consisted of $858 related to advanced billings for prescription medications not yet fulfilled or dispensed, $730 related to performance obligations with respect to software maintenance contracts for electronic health records solutions, and $145 related to unamortized setup fees on health plan management contracts.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the nine months ended September 30, 2019 are as follows:

September 30,
2019
Contract assets:
Contract assets, beginning of period	$3,075
Decreases due to cash received	(5,499)
Changes to the contract assets at the beginning of the year as a result of changes in estimates	1,547
Increases, net of reclassifications to receivables	7,045
Contract assets, end of period	$6,168

Contract liabilities:
Contract liabilities, beginning of period	$1,733
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,497)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,910
Increases due to business combinations, excluding amounts recognized as revenue during the period	1,521
Contract liabilities, end of period	$4,667

During the nine months ended September 30, 2018, the Company recognized $1,278 of revenue that was included in the December 31, 2017 contract liability balance of $1,350.

4.     Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. Diluted net (loss ) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the impact of dilutive securities, to the extent that they are not anti-dilutive.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table presents the calculation of basic and diluted net (loss) income per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net (loss) income	$(8,104)	$10,416	$(25,612)	$(36,704)
Denominator (basic):
Weighted average shares of common stock outstanding, basic	20,691,112	19,217,623	20,520,357	18,989,334
Denominator (diluted):
Weighted average shares of common stock outstanding	20,691,112	19,217,623	20,520,357	18,989,334
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,898,543	—	—
Weighted average dilutive effect of restricted shares	—	898,821	—	—
Weighted average dilutive effect of contingently issuable shares	—	273,886	—	—
Weighted average shares of common stock outstanding, diluted	20,691,112	22,288,873	20,520,357	18,989,334
Net (loss) income per share, basic	$(0.39)	$0.54	$(1.25)	$(1.93)
Net (loss) income per share, diluted	$(0.39)	$0.47	$(1.25)	$(1.93)

The following potential common shares, presented based on amounts outstanding as of September 30, 2019 and 2018, were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2019 and the nine months ended September 30, 2019 and 2018 because including them would have had an anti-dilutive effect.

	September 30,
	2019	2018
Stock options to purchase common stock	2,840,849	2,566,855
Unvested restricted stock	1,330,088	1,063,681
Common stock warrants	4,646,393	—
Contingently issuable shares	20,000	142,679
	8,837,330	3,773,215

Shares of common stock associated with the potential conversion of the Company’s convertible senior subordinated notes have been excluded in the table above.

5.     Acquisitions

2019 Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (“Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 10,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. A portion of the closing consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In connection with the acquisition of PrescribeWellness, the Company incurred direct acquisition costs of $11 and $3,241 for the three and nine months ended September 30, 2019, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

The fair value of the acquisition consideration, net of post-closing adjustments, was $148,626 paid in cash.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$2,608
Prepaid expenses and other current assets	1,345
Property and equipment	1,155
Operating lease right-of-use-assets	1,467
Trade name	4,100
Developed technology	20,000
Patient database	21,700
Client relationships	74,100
Goodwill	30,714
Total assets acquired	$157,189

Operating lease liabilities	(1,467)
Trade accounts payable	(1,633)
Accrued expenses and other liabilities	(5,463)
Total purchase price	$148,626

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, patient database, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 5, 10, 5, and 14 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.4 years.

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

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2019, service revenue of $8,271 and $18,381, respectively, from PrescribeWellness was included in the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company’s consolidated statements of operations. Service revenue was recorded net of a reduction of $463 and $1,210 for the three and nine months ended September 30, 2019, respectively, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $3,033 and $6,829, which includes amortization of $3,113 and $7,264 associated with acquired intangible assets, from PrescribeWellness was included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase the share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral (intravenous) medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of up to $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn out payment of up to $10,000, based on the financial performance of DoseMe. During the third quarter of 2019, the Company elected to accelerate the final payment of the contingent earn out payment and paid $8,750 in cash in full satisfaction of the contingent purchase price consideration. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of DoseMe, the Company incurred direct acquisition costs of $104 during the nine months ended September 30, 2019, which were recorded in general and administrative expenses in the consolidated statements of operations. No direct acquisition costs were incurred during the three months ended September 30, 2019.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 4, 7.5 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.4 years.

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

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2019, service revenue of $88 and $226, respectively, from DoseMe was included in the Company’s consolidated statements of operations. Net loss of $1,531 and $3,526, which includes amortization of $571 and $1,712 associated with acquired intangible assets, from DoseMe was included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

Pro forma

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if the PrescribeWellness and DoseMe acquisitions had been consummated as of January 1, 2018. The unaudited pro forma results presented below also include the results of the 2018 acquisitions of Cognify Inc. (“Cognify), Mediture LLC and eClusive L.L.C (collectively, “Mediture”), and Peak PACE Solutions, LLC (“Peak PACE”) as if these acquisitions had been consummated as of January 1, 2017. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018 and January 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$74,270	$65,501	$217,231	$184,286
Net (loss) income	(8,104)	4,472	(26,200)	(52,361)

6.       Property and Equipment

Depreciation expense on property and equipment for the three months ended September 30, 2019 and 2018 was $1,083 and $851, respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2019 and 2018 was $3,180 and $2,566, respectively.

7.       Leases

The Company has entered into various operating and finance leases for office space and equipment. The operating leases expire on various dates through 2030, and certain of such leases also contain renewal options and escalation clauses. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating lease cost	$1,364	$817	$3,796	$2,248

Finance lease cost:
Amortization of leased assets	116	254	525	842
Interest on lease liabilities	16	27	43	97
Total finance lease cost	132	281	568	939
Total lease cost	$1,496	$1,098	$4,364	$3,187

Operating lease cost includes short-term lease payments and variable lease payments, which are immaterial.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases:
Operating lease right-of-use assets	$22,140

Current operating lease liabilities	$4,214
Noncurrent operating lease liabilities	21,231
Total operating lease liabilities	$25,445

Finance leases:
Property and equipment	$3,477
Accumulated amortization	(2,925)
Property and equipment, net	$552

Current obligations of finance leases	$334
Finance leases, net of current obligations	6
Total finance lease liabilities	$340

Weighted average remaining lease term (in years):
Operating leases	8.6
Finance leases	0.5

Weighted average discount rate:
Operating leases	4.43%
Finance leases	6.06%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,010
Operating cash flows for finance leases	38
Financing cash flows for finance leases	757

Leased assets obtained in exchange for lease liabilities:
Operating leases*	$4,926
Finance leases	—

*Excludes operating lease assets acquired in connection with the acquisitions of DoseMe and PrescribeWellness.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating leases	Finance leases
2019	$1,093	$192
2020	4,451	150
2021	3,989	4
2022	3,489	—
2023	3,267	—
Thereafter	15,365	—
Total minimum lease payments	31,654	346
Less imputed interest	(6,209)	(6)
Present value of lease liabilities	25,445	340
Less current portion	(4,214)	(334)
Total long-term lease liabilities	$21,231	$6

As of September 30, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $3,104 for two office spaces in Tucson, Arizona, which are expected to be occupied in January 2020 and have lease terms of six to seven years from the occupancy date.

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

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to borrowings attributable to software development. As of September 30, 2019 and December 31, 2018, capitalized software costs consisted of the following:

	September 30, 2019	December 31, 2018
Software development costs	$25,521	$15,278
Less: accumulated amortization	(9,691)	(7,030)
Software development costs, net	$15,830	$8,248

Capitalized software development costs included above not yet subject to amortization	$4,236	$3,500

Amortization expense for the three months ended September 30, 2019 and 2018 was $1,132 and $464, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $2,661 and $1,594, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the nine months ended September 30, 2019 are as follows:

Balance at January 1, 2019	$108,213
Goodwill from 2019 acquisitions	42,545
Adjustments to goodwill related to prior year acquisitions	32
Balance at September 30, 2019	$150,790

Management has not identified any triggering events during the nine months ended September 30, 2019.

Intangible assets consisted of the following as of September 30, 2019 and December 31, 2018:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
September 30, 2019
Trade names	7.0	$11,625	$(3,687)	$7,938
Client relationships	12.2	128,169	(18,202)	109,967
Non-competition agreements	5.0	7,254	(2,941)	4,313
Developed technology	8.0	68,593	(13,606)	54,987
Patient database	5.0	21,700	(2,532)	19,168
Domain name	10.0	59	(13)	46
Total intangible assets		$237,400	$(40,981)	$196,419

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2018
Trade names	8.0	$7,436	$(2,357)	$5,079
Client relationships	9.6	54,069	(10,757)	43,312
Non-competition agreements	5.0	6,754	(1,885)	4,869
Developed technology	7.2	31,191	(7,296)	23,895
Domain name	10.0	59	(8)	51
Total intangible assets		$99,509	$(22,303)	$77,206

Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 was $6,927 and $2,782, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2019 and 2018 was $18,678 and $7,949, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2019 (October 1 - December 31)	$6,931
2020	27,331
2021	27,214
2022	26,123
2023	24,913
Thereafter	83,907
Total estimated amortization expense	$196,419

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.       Accrued Expenses and Other Liabilities

As of September 30, 2019 and December 31, 2018, accrued expenses and other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Employee related expenses	$14,900	$6,357
Contract liability	4,574	1,580
Client funds obligations*	3,767	4,751
Contract labor	798	1,563
Interest	713	121
Deferred rent	—	134
Professional fees	837	442
Royalties expense	34	588
Other expenses	2,392	1,020
Total accrued expenses and other liabilities	$28,015	$16,556

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

Interest on the Amended and Restated 2015 Revolving Line of Credit is calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line of Credit require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of Credit of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ended December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly earnings before interest, tax depreciation and amortization (“EBITDA”) of at least 75% of the plan approved by the Company’s Board of Directors (“Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank. As of September 30, 2019, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line of Credit, and management expects that the Company will be able to maintain compliance with its covenants.

As of September 30, 2019, the Company has an outstanding letter of credit of $300 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for its office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line of Credit.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of September 30, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit. As of December 31, 2018, $45,000 was outstanding under the Amended and Restated 2015 Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line of Credit were $59,700 as of September 30, 2019.

As of September 30, 2019, the interest rate on the Amended and Restated 2015 Revolving Line of Credit was 5.58% and interest expense was $351 for the nine months ended September 30, 2019. No interest expense was incurred for the three months ended September 30, 2019 as there were no aggregate borrowings outstanding related to the Amended and Restated 2015 Revolving Line of Credit for the three months ended September 30, 2019. As of September 30, 2018, the interest rate on the Amended and Restated 2015 Revolving Line of Credit was 5.32%, and interest expense was $185 and $252 for the three and nine months ended September 30, 2018, respectively. In connection with the Amended and Restated 2015 Revolving Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $643. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line of Credit and amortized $74 and $183 to interest expense for the three and nine months ended September 30, 2019, respectively, and $25 and $66 to interest expense for the three and nine months ended September 30, 2018, respectively.

(b)    Convertible senior subordinated notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (“2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit, fund the PrescribeWellness acquisition (as described in Note 5), fund the payment of the acquisition-related contingent consideration for SinfoníaRx (“SRx”), and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at the Company’s option. As of September 30, 2019, none of the conditions allowing holders of the 2026 Notes to convert had been met.

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. With the assistance of a third party valuation specialist, the carrying amount of the liability component was calculated by utilizing a discounted cash flow model of the contractual cash flows that were discounted

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

at a risk-adjusted interest rate in order to estimate the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $102,900 and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial associated deferred tax effect of $25,884 was recorded as a reduction of additional paid-in capital because the equity component is not currently expected to be deductible for income tax purposes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate over the contractual term of the 2026 Notes was 8.05%.

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

During the three months ended September 30, 2019, the Company recognized $4,449 of interest expense related to the 2026 Notes, of which $1,437 was accrued and $3,012 was non-cash accretion of the debt discounts recorded. During the nine months ended September 30, 2019, the Company recognized $11,108 of interest expense related to the 2026 Notes, of which $3,602 was accrued and $7,506 was non-cash accretion of the debt discounts recorded. During the third quarter of 2019, the Company made a $2,891 interest payment on the 2026 Notes. The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such Notes are within one year of maturity. The 2026 Notes have a carrying value of $223,202 as of September 30, 2019. Accrued interest payable on the 2026 Notes of $711 as of September 30, 2019 is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-term debt

The following table represents the total long-term debt obligations of the Company at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible senior subordinated notes	$325,000	$—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(101,798)	—
Convertible senior subordinated notes, net	223,202	—
Finance leases	340	1,097
Total long-term debt and finance leases, net	223,542	1,097
Less current portion, net	(334)	(945)
Total long-term debt and finance leases, less current portion, net	$223,208	$152

(e)    Other Financing

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”), which was effective March 2016 and required a monthly minimum purchase obligation of approximately $1,750. This agreement was amended and restated effective May 1, 2016 with a three-year term. The agreement was not renewed upon expiration in April 2019, but the Company continues to purchase from AmerisourceBergen from time-to-time on a purchase order basis. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, which still remains in place, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. (“Thrifty Drug Agreements”) to replace the prime vendor agreement with AmerisourceBergen. Pursuant to the terms of the Thrifty Drug Agreements, which are in effect through September 30, 2020, the Company has agreed to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug Stores, Inc. The Company commenced purchasing prescription products under the Thrifty Drug Agreements in May 2019. The Thrifty Drug Agreements authorize Thrifty Drug Stores, Inc. to hold a security interest in all of the products purchased by the Company under the Thrifty Drug Agreements.

As of September 30, 2019, the Company had $1,854 due to AmerisourceBergen and Thrifty Drug Stores as a result of prescription drug purchases. As of December 31, 2018, the Company had $5,340 due to AmerisourceBergen as a result of prescription drug purchases.

12.      Income Taxes

For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $10,681, which resulted in an effective tax rate of 29.4%. The tax benefit primarily consists of $5,995 based on the estimated effective tax rate for the full year and $4,072 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $4,107, which resulted in an effective tax rate of 10.1%. The tax benefit consists of $4,451 related to windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period. The benefit was offset by tax expense of $345 based on the estimated effective tax rate for the full year.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.      Other Long-term Liabilities

Other long term liabilities as of September 30, 2019 was $93 and represented the long-term portion of contract liabilities for performance obligations related to software maintenance contracts for electronic health records solutions. Other long term liabilities as of December 31, 2018 was $3,268 and primarily represented the long-term portion of deferred rent related to the Company's property leases.

14.     Stockholders' Equity

On April 25, 2017, the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Revolving Line of Credit. During the nine months ended September 30, 2019, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. As of September 30, 2019, $1,175 of common stock remained available for repurchase.

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of September 30, 2019, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 11 for additional information related to the 2026 Notes.

15.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”) and merged its 2014 Equity Compensation Plan (“2014 Plan”) into the 2016 Plan. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,027,876 shares on January 2, 2019. As of September 30, 2019, 373,367 shares were available for future grants under the 2016 Plan.

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the nine months ended September 30, 2019:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2018	1,070,061	$20.61
Granted	589,402	54.93
Vested	(329,375)	19.74
Outstanding at September 30, 2019	1,330,088	$36.04

For the three months ended September 30, 2019 and 2018, $3,550 and $1,074 of expense was recognized related to restricted stock awards, respectively. For the nine months ended September 30, 2019 and 2018, $9,636 and $2,779 of expense was recognized related to restricted stock awards, respectively. As of September 30, 2019, there was unrecognized compensation expense of $33,963 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.0 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost is being recognized over the service period based on management’s determination that it is probable that the milestones will be achieved. During the nine months ended September 30, 2019, the Company issued 25,000 shares of common stock related to this award for the achievement of certain milestones. For the three and nine months ended September 30, 2019, the Company recorded $339 and $1,653, respectively, of expense related to the performance-based stock award. As of September 30, 2019, there was unrecognized compensation expense of $55 related to the performance-based stock award.

Other Stock Awards

During the nine months ended September 30, 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 28,515 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $53.62 per share. For the three and nine months ended September 30, 2019, the Company recorded expense of $487 and $1,529, respectively, related to these stock awards.

Stock Options

The Company recorded $2,849 and $1,299 of stock-based compensation expense related to stock options for the three months ended September 30, 2019 and 2018, respectively. The Company recorded $8,165 and $3,719 of stock-based compensation expense related to stock options for the nine months ended September 30, 2019 and 2018, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatility of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
Valuation assumptions:	2019	2018
Expected volatility	69.30%	58.40%
Expected term (years)	6.03	6.08
Risk-free interest rate	2.48%	2.41%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2019 and 2018 was $34.87 and $19.87 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2019:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2018	2,490,114	$15.70
Granted	689,875	55.05
Exercised	(231,790)	11.63
Forfeited	(107,350)	49.04
Outstanding at September 30, 2019	2,840,849	$24.33	7.0	$88,641
Options vested and expected to vest at September 30, 2019	2,840,849	$24.33	7.0	$88,641
Exercisable at September 30, 2019	1,585,816	$11.64	5.7	$68,877

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $10,805 and $26,905, respectively.

As of September 30, 2019, there was $26,556 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises for the nine months ended September 30, 2019 and 2018 was $2,503 and $2,590, respectively.

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue - product	$290	$171	$912	$592
Cost of revenue - service	928	412	2,906	1,055
Research and development	2,053	912	6,141	1,431
Sales and marketing	1,132	401	3,224	1,172
General and administrative	2,822	1,100	7,800	2,871
Total stock-based compensation expense	$7,225	$2,996	$20,983	$7,121

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has classified liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2019
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$11,500	$11,500

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$43,397	$43,397
Acquisition-related contingent consideration - long-term	—	—	7,800	7,800
	$—	$—	$51,197	$51,197

Acquisition-related contingent consideration is measured at fair value on a recurring basis using unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. The acquisition-related contingent consideration liability represents the estimated fair value of the additional cash and equity consideration payable that is contingent upon the achievement of certain financial and performance milestones. In accordance with Accounting Standards Codification 805, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss.

In connection with the acquisition of the SRx business, additional contingent consideration was payable by the Company based on SRx’s EBITDA, as defined in the merger agreement, multiplied by a variable EBITDA multiple, which was based on a formula as set forth in the merger agreement. The SRx acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended September 30, 2018, the Company recorded a $8,319 remeasurement gain for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on a decrease in SRx’s projected EBITDA for the year. During the nine months ended September 30, 2018, the Company recorded a $40,069 charge for the change in the fair value of the SRx acquisition-related contingent consideration primarily based on an increase in the projected EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization. As of December 31, 2018, the fair value of the SRx acquisition-related contingent consideration was calculated to be $81,692, of which $39,774 was equity-classified. During the nine months ended September 30, 2019, the Company recorded a $624 charge for the change in fair value of the final SRx acquisition-related contingent consideration amount. During the first quarter of 2019, the Company made the final cash payment of $43,150 and issued 614,225 shares of its common stock, with a fair value of $39,166, in full satisfaction of the SRx acquisition-related contingent consideration payable.

The Peak PACE acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. The contingent consideration payable was based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the nine months ended September 30, 2019, the Company recorded a $163 charge for the change in the fair value of the Peak PACE acquisition-related contingent consideration amount. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,479 as December 31, 2018. The Company made the final cash payment of $1,642

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

in full satisfaction of the Peak PACE acquisition-related contingent consideration payable during the second quarter of 2019.

The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The contingent consideration payable is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and nine months ended September 30, 2019, the Company recorded a $1,300 and $3,700 charge, respectively, for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to an amendment of the certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement and the decreased discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $11,500 and $7,800 as of September 30, 2019 and December 31, 2018, respectively. The final amount of the contingent consideration liability will be fixed as of December 31, 2021.

The DoseMe acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of January 2, 2019. The contingent consideration payable was based on a multiple of DoseMe’s revenues associated with signed contracts during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three and nine months ended September 30, 2019, the Company recorded a $210 and $30 charge, respectively, for the change in fair value of the final DoseMe acquisition-related contingent consideration amount. During the third quarter of 2019, the Company elected to accelerate the payment of the contingent consideration and made a final cash payment of $8,750 in full satisfaction of the DoseMe acquisition-related contingent consideration payable.

The changes in fair value of the Company’s acquisition-related contingent consideration for the nine months ended September 30, 2019 was as follows:

Balance at December 31, 2018	$51,197
Acquisition date fair value of the DoseMe contingent consideration	8,720
Cash consideration paid	(53,542)
Adjustments to fair value measurement	4,516
Adjustment to reclassify amounts settled in cash (previously reflected in equity)	609
Balance at September 30, 2019	$11,500

The following table presents the financial instruments that are not carried at fair value but require fair value disclosures as of September 30, 2019:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026 (the “2026 Notes”)	$325,000	$223,202	$353,909

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) our ability to adapt to changes or trends within the market for healthcare in the U.S.;(ii) a significant increase in competition from a variety of companies in the health care industry; (iii) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (iv) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (v) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vi) our ability to maintain relationships with a specified drug wholesaler; (vii) increasing consolidation in the healthcare industry; (viii) managing our growth effectively; (ix) fluctuations in operating results; (x) failure or disruption of our information technology and security systems; (xi) dependence on our senior management and key employees; (xii) our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary; and (xiii) the risks described in Part I, Item 1A of our 2018 Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our technology-driven approach to medication risk management represents an evolution from prevailing non-personalized approaches that primarily rely on single drug-to-drug interaction analysis. At the end of 2018, we were serving 224 healthcare organizations and over 4,600 pharmacies. As of September 30, 2019, this number has grown to 235 healthcare organizations and over 15,000 pharmacies. The increase in the number of pharmacies we are serving was primarily due to the PrescribeWellness acquisition.

Our total revenues for the three and nine months ended September 30, 2019 were $74.3 million and $211.5 million, respectively, compared to $54.4 million and $147.0 million for the three and nine months ended September 30, 2018, respectively. We incurred a net loss of $8.1 million and $25.6 million for the three and nine months ended September 30, 2019, respectively, compared to a net income of $10.4 million and a net loss of $36.7 million for the three and nine months ended September 30, 2018, respectively. Our Adjusted EBITDA for the three and nine months ended September 30, 2019 was $10.6 million and $29.9 million, respectively, compared to $9.3 million and $20.8 million for the three and nine months ended September 30, 2018, respectively. See “Non-GAAP Financial Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA as a separate metric, and a reconciliation of net loss to Adjusted EBITDA.

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

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$74,270	$54,418	$19,852	36%
Net (loss) income	(8,104)	10,416	(18,520)	(178)
Adjusted EBITDA	10,576	9,266	1,310	14

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$211,484	$146,960	$64,524	44%
Net loss	(25,612)	(36,704)	11,092	30
Adjusted EBITDA	29,919	20,832	9,087	44

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in “Non-GAAP Financial Measures — Adjusted EBITDA.” We also monitor revenue retention rate and client retention rate on an annual basis, which are described in our 2018 Form 10-K.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2018 Form 10-K for a discussion of certain risks and uncertainties that may impact our future success.

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

On January 2, 2019, we completed our acquisition of all of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia, or DoseMe. DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10.0 million paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of our common stock, and (iii) contingent purchase price consideration. During the third quarter of 2019, the Company elected to accelerate the payment of the contingent earn out payment and paid $8.8 million in full satisfaction of the contingent purchase price consideration.

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

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the three months ended September 30, 2019 and 2018, product sales represented 47% and 52% of our total revenue, respectively, and service revenue represented 53% and 48% of our total revenue, respectively. For the nine months ended September 30, 2019 and 2018, product sales represented 47% and 56% of our total revenue, respectively, and service revenue represented 53% and 44% of our total revenue, respectively.

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

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended September 30, 2019 and 2018, prescription medication costs represented 80% and 79% of our total product costs, respectively. For the nine months ended September 30, 2019 and 2018, prescription medication costs represented 79% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue:
Product revenue	$34,966	$28,045	$6,921	25%	$99,320	$82,603	$16,717	20%
Service revenue	39,304	26,373	12,931	49	112,164	64,357	47,807	74
Total revenue	74,270	54,418	19,852	36	211,484	146,960	64,524	44
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	25,931	21,100	4,831	23	74,267	62,007	12,260	20
Service cost	20,510	13,958	6,552	47	58,998	37,125	21,873	59
Total cost of revenue, exclusive of depreciation and amortization	46,441	35,058	11,383	32	133,265	99,132	34,133	34
Operating expenses:
Research and development	5,902	3,380	2,522	75	16,649	8,515	8,134	96
Sales and marketing	6,884	2,669	4,215	158	18,605	6,985	11,620	166
General and administrative	12,155	7,824	4,331	55	38,781	20,229	18,552	92
Change in fair value of acquisition-related contingent consideration expense (income)	1,510	(8,419)	9,929	118	4,516	40,385	(35,869)	(89)
Depreciation and amortization	9,142	4,096	5,046	123	24,519	12,110	12,409	102
Total operating expenses	35,593	9,550	26,043	273	103,070	88,224	14,846	17
(Loss) income from operations	(7,764)	9,810	(17,574)	(179)	(24,851)	(40,396)	15,545	38
Interest expense, net	4,441	232	4,209	nm	11,442	415	11,027	nm
(Loss) income before income taxes	(12,205)	9,578	(21,783)	(227)	(36,293)	(40,811)	4,518	11
Income tax benefit	(4,101)	(838)	(3,263)	(389)	(10,681)	(4,107)	(6,574)	(160)
Net (loss) income	$(8,104)	$10,416	$(18,520)	(178)	$(25,612)	$(36,704)	$11,092	30

nm = not meaningful

Comparison of the Three Months Ended September 30, 2019 and 2018

Product Revenue

Product revenue increased $6.9 million, or 25%, from $28.1 million for the three months ended September 30, 2018 to $35.0 million for the comparable period in 2019. New MRM prescription fulfillment clients acquired period over period contributed $2.7 million to the increase. Increased prescription fulfillment volume from an increase in patients served by our existing clients represented approximately $2.8 million of the increase, and medication mix of prescriptions filled and payor mix contributed to an additional $1.4 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $12.9 million, or 49%, from $26.4 million for the three months ended September 30, 2018 to $39.3 million for the three months ended September 30, 2019. The recent acquisitions of Mediture, Cognify, DoseMe, and PrescribeWellness contributed $11.4 million to the increase. Excluding the impact of the acquisitions, MRM service revenue grew approximately $2.0 million primarily related to the expansion of existing customer relationships. Health plan management services revenue increased $488 thousand as a result of growth in our third-party administrative services. Our pharmacy cost management services revenue decreased $856 thousand primarily due to lower claim volumes, which reduced medication utilization data fees earned during the period.

Cost of Product Revenue

Cost of product revenue increased $4.8 million, or 23%, from $21.1 million for the three months ended September 30, 2018 to $25.9 million for the comparable period in 2019. New MRM prescription fulfillment clients acquired period over period contributed $1.9 million to the increase. In addition, increased prescription volume as a result of an increase in the number of patients served by our existing customers contributed approximately $1.7 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $277 thousand to the overall increase in the cost of product revenue. Personnel costs increased $497 thousand due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. Distribution charges also increased $414 thousand related to higher shipping volume for the medications we fulfilled for our clients' patients.

Cost of Service Revenue

Cost of service revenue increased $6.5 million, or 47%, from $14.0 million for the three months ended September 30, 2018 to $20.5 million for the three months ended September 30, 2019. The recent acquisitions of Mediture, Cognify, DoseMe, and PrescribeWellness contributed approximately $4.6 million to the increase in services costs. Excluding the impact of the acquisitions, MRM service costs increased approximately $1.5 million, of which $1.0 million was primarily due to increases in headcount and related employee compensation to support the growth of our MTM service offerings. Excluding the impact of the acquisitions, the remaining increase in cost of service revenue was primarily related to an increase in employee compensation costs to support growth in the risk adjustment operations of our health plan management services

Research and Development Expenses

Research and development expenses increased $2.5 million, or 75%, from $3.4 million for the three months ended September 30, 2018 to $5.9 million for the comparable period in 2019. The acquisitions of DoseMe and PrescribeWellness contributed $595 thousand to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $1.6 million primarily related to increased stock compensation costs related to stock option grants and equity awards made during 2019, as well as performance-based equity awards granted in the third quarter of 2018. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $199 thousand increase in contractor costs to support the continued development of the MRM Matrix platform. The remaining increase was primarily attributable to increases in information technology spending to support development efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.2 million, or 158%, from $2.7 million for the three months ended September 30, 2018 to $6.9 million for the comparable period in 2019. The acquisitions of Mediture, Cognify, DoseMe and PrescribeWellness contributed $3.1 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in sales and marketing expense was primarily due to a $1.1 million increase in personnel costs related to an increase in stock compensation expenses, added headcount to related to the expansion of our sales team, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees.

General and Administrative Expenses

General and administrative expenses increased $4.3 million, or 55%, from $7.8 million for the three months ended September 30, 2018 to $12.1 million for the comparable period in 2019. The acquisitions of Mediture, Cognify, DoseMe, and PrescribeWellness contributed $2.7 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding the acquisitions, higher employee compensation costs of $2.1 million were primarily due to an increase in stock compensation of $1.4 million related to equity awards granted during the first quarter of 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. These increases were offset by a decrease in acquisition related transaction costs of $767 thousand due to the Mediture and Cognify acquisitions occurring in 2018.

Acquisition-related Contingent Consideration Expense

During the three months ended September 30, 2019 and 2018, we recorded a $1.5 million charge and recognized a $8.4 million gain, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the three months ended September 30, 2019, we recorded a $1.3 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement, and the decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of September 30, 2019, the Cognify contingent consideration liability was $11.5 million with the potential for up to an additional $2.5 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

Also, during the three months ended September 30, 2019, we recorded a $210 thousand charge related to the fair value adjustment of the final DoseMe acquisition-related contingent consideration amount. The DoseMe acquisition-related contingent consideration was paid in full during the third quarter of 2019.

The $8.4 million gain recognized during 2018 was primarily due to an adjustment to the fair value of the SRx acquisition-related contingent consideration liabilities, which was paid in full during the first quarter of 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $5.0 million, or 123%, from $4.1 million for the three months ended September 30, 2018 to $9.1 million for the comparable period in 2019. This increase was primarily due $4.2 million of amortization expense related to intangible assets acquired from Mediture, Cognify, DoseMe and PrescribeWellness in 2018 and 2019. The increase in amortization expense was also due to a $668 thousand increase in the amortization of capitalized software related to new software functionality placed into service since October 2018, of which Mediture, Cognify, DoseMe, and PrescribeWellness accounted for $168 thousand of that increase. Depreciation expense also increased by $232 thousand, of which $225 thousand related to property and equipment acquired from Mediture, Cognify, DoseMe, and PrescribeWellness.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $4.4 million, an increase of $4.2 million compared to the three months ended September 30, 2018. The increase is primarily due to $4.4 million of interest expense on the 2026 Notes, which were issued in February 2019, offset by a decrease in interest expense on the Amended and Restated 2015 Revolving Line of Credit which was not drawn upon during the three months ended September 30, 2019.

Income Taxes

For the three months ended September 30, 2019, we recorded an income tax benefit of $4.1 million, which resulted in an effective tax rate of 33.6%. The tax benefit primarily consists of $2.1 million based on the estimated effective tax rate for the full year and $1.9 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

For the three months ended September 30, 2018, we recorded an income tax benefit of $838 thousand, which resulted in an effective tax rate of (8.7)%. Windfall tax benefits related to share-based awards contributed approximately $711 thousand to the recognized tax benefit recognized.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Product Revenue

Product revenue increased $16.7 million, or 20%, from $82.6 million for the nine months ended September 30, 2018 to $99.3 million for the comparable period in 2019. New MRM prescription fulfillment clients acquired period over period contributed $6.1 million to the increase. Increased prescription fulfillment volume from an increase in patients served by our existing clients represented approximately $5.1 million of the increase, and medication mix of prescriptions filled and payor mix contributed to an additional $5.5 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $47.8 million, or 74%, from $64.4 million for the nine months ended September 30, 2018 to $112.2 million for the nine months ended September 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $33.4 million to the increase. Excluding the impact of the acquisitions, MRM service revenue grew approximately $10.6 million, primarily related to the expansion of existing customer relationships. Health plan management services increased $2.2 million primarily as a result of growth in our risk adjustment services. In addition, pharmacy cost management services increased $1.7 million related to more favorable manufacturer fees on the sale of medication utilization data.

Cost of Product Revenue

Cost of product revenue increased $12.3 million, or 20%, from $62.0 million for the nine months ended September 30, 2018 to $74.3 million for the comparable period in 2019. New MRM prescription fulfillment clients acquired period over period contributed $4.2 million to the increase. In addition, increased prescription volume as a result of an increase in the number of patients served by our existing customers contributed approximately $3.2 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $2.3 million to the overall increase in the cost of product revenue. In addition, personnel costs increased $1.5 million due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. Distribution charges represented $1.2 million of the increase and related to higher shipping volume for the medications we fulfilled for our clients' patients.

Cost of Service Revenue

Cost of service revenue increased $21.9 million, or 59%, from $37.1 million for the nine months ended September 30, 2018 to $59.0 million for the nine months ended September 30, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed approximately $14.2 million to the increase in services costs. Excluding the impact of the acquisitions, MRM service costs increased approximately $6.2 million, of which $3.1 million was primarily due to increases in headcount and related employee compensation to support the growth of our MTM service offerings. MRM service costs also increased due to a $1.9 million increase in contract labor costs, as well as increases in information technology expenses. Excluding the impact of the acquisitions, the remaining increase in cost of service revenue was primarily related to an increase in employee compensation costs to support the growth in the risk adjustment operations of our health plan management services.

Research and Development Expenses

Research and development expenses increased $8.1 million, or 96%, from $8.5 million for the nine months ended September 30, 2018 to $16.6 million for the comparable period in 2019. The acquisitions of DoseMe and PrescribeWellness contributed $1.2 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $5.8 million, of which $4.5 million related to increased stock compensation costs related to grants made during 2019 as well as performance-based equity awards granted in the third quarter of 2018. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $563 thousand increase in contractor costs and a $281 thousand increase in rent expense due to the expanded office space for our healthcare analytics and software development departments at our Moorestown, NJ headquarters. The remaining increase was primarily attributable to increases in information technology spending and travel costs due to support development efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased $11.6 million, or 166%, from $7.0 million for the nine months ended September 30, 2018 to $18.6 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $7.4 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in sales and marketing expense was primarily due to a $3.8 million increase in personnel costs related to an increase in stock compensation expenses, additional headcount to support the expansion of our sales team, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increase in sales and marketing expenses was primarily due to a $452 thousand increase in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $18.6 million, or 92%, from $20.2 million for the nine months ended September 30, 2018 to $38.8 million for the comparable period in 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $8.0 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding the acquisitions, higher employee compensation costs of $6.2 million were primarily due to an increase in stock compensation of $4.1 million related to equity awards granted during 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. In addition, general and administrative expenses increased $2.3 million as a result of acquisition related transaction costs related to the acquisitions of DoseMe and PrescribeWellness in 2019. Professional service fees primarily related to audit, tax and internal control services and legal fees represented $1.6 million of the increase. The remaining increase is primarily attributable to increased information technology expenses due to operational growth.

Acquisition-related Contingent Consideration Expense

During the nine months ended September 30, 2019 and 2018, there was a $4.5 million and a $40.4 million charge incurred, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the nine months ended September 30, 2019, we recorded a $3.7 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement, and the decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of September 30, 2019, the Cognify contingent consideration liability was $11.5 million with the potential for up to an additional $2.5 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the nine months ended September 30, 2019, we recorded a charge of $30 thousand related to the fair value adjustment of the final DoseMe acquisition-related contingent consideration amount. We elected to accelerate the payment of the DoseMe contingent consideration and made a final cash payment during the third quarter of 2019.

During the nine months ended September 30, 2019, we recorded a $624 thousand charge related to the fair value adjustment of the final SRx acquisition-related contingent consideration amount. During the nine months ended September 30, 2018, we recorded a $40.1 million charge related to the fair value adjustments of the SRx acquisition-related contingent consideration liabilities. The SRx acquisition-related contingent consideration liability was paid in full during the first quarter of 2019.

During the nine months ended September 30, 2019, we recorded a $163 thousand remeasurement charge related to the Peak PACE acquisition-related contingent consideration as a result of final purchase price adjustments. During the nine months ended September 30, 2018, we recorded a $310 thousand charge related to the fair value adjustments of the Peak PACE acquisition-related contingent consideration liabilities. The Peak PACE liability was paid in full during the second quarter of 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $12.4 million, or 102%, from $12.1 million for the nine months ended September 30, 2018 to $24.5 million for the comparable period in 2019. This increase was primarily due to $11.0 million of amortization expense related to intangible assets acquired from Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness in 2018 and 2019. The increase in amortization expense was also due to a $1.1 million increase in the amortization of capitalized software related to new software functionality placed into service since last year, of which Mediture, Cognify, DoseMe, and PrescribeWellness accounted for $269 thousand of the increase. Depreciation expense also increased by $612 thousand, which primarily related to property and equipment acquired from Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $11.4 million, an increase of $11.0 million compared to the nine months ended September 30, 2018. The increase is primarily due to $11.1 million of interest expense on the 2026 Notes, which were issued in February 2019. The remaining increase is attributable to interest on the Amended and Restated 2015 Revolving Line of Credit, which was drawn down upon in 2018 in connection with the acquisitions we completed in 2018 as well as the acquisition of DoseMe in 2019.

Income Taxes

For the nine months ended September 30, 2019, we recorded an income tax benefit of $10.7 million, which resulted in an effective tax rate of 29.4%. The tax benefit primarily consists of $6.0 million based on the estimated effective tax rate for the full year and $4.1 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

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

The following is a reconciliation of Adjusted EBITDA to our net (loss) income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(8,104)	$10,416	$(25,612)	$(36,704)
Add:
Interest expense, net	4,441	232	11,442	415
Income tax benefit	(4,101)	(838)	(10,681)	(4,107)
Depreciation and amortization	9,142	4,096	24,519	12,110
Change in fair value of acquisition-related contingent consideration expense (income)	1,510	(8,419)	4,516	40,385
Severance expense	—	—	—	390
Acquisition-related expense	463	783	4,752	1,123
Payroll tax expense related to stock option exercises	—	—	—	99
Stock-based compensation expense	7,225	2,996	20,983	7,121
Adjusted EBITDA	$10,576	$9,266	$29,919	$20,832

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

The following table reconciles net (loss) income per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net (loss) income per share to Adjusted Diluted EPS
GAAP net (loss) income, basic, and net (loss) income per share, basic	$(8,104)	$(0.39)	$10,416	$0.54	$(25,612)	$(1.25)	$(36,704)	$(1.93)
GAAP net (loss) income, diluted, and net (loss) income per share, diluted	$(8,104)	$(0.39)	$10,416	$0.47	$(25,612)	$(1.25)	$(36,704)	$(1.93)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense (income)	1,510		(8,419)		4,516		40,385
Amortization of acquired intangibles	6,927		2,782		18,678		7,949
Amortization of debt discount and issuance costs	3,012		—		7,506		—
Acquisition-related expense	463		783		4,752		1,123
Payroll tax expense on stock option exercises	—		—		—		99
Stock-based compensation expense	7,225		2,996		20,983		7,121
Severance expense	—		—		—		390
Impact to income taxes (1)	(6,049)		(2,718)		(15,716)		(8,123)
Adjusted net income and Adjusted Diluted EPS	$4,984	$0.22	$5,840	$0.26	$15,107	$0.66	$12,240	$0.56

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax (loss) income adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net (loss) income per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic for GAAP	20,691,112	19,217,623	20,520,357	18,989,334
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	1,898,543	—	—
Weighted average dilutive effect of restricted shares	—	898,821	—	—
Weighted average dilutive effect of contingent shares	—	273,886	—	—
Weighted average shares of common stock outstanding, diluted for GAAP	20,691,112	22,288,873	20,520,357	18,989,334
Adjustments:
Weighted average dilutive effect of stock options	1,555,922	—	1,577,258	1,710,175
Weighted average dilutive effect of restricted stock	809,601	—	803,618	846,802
Weighted average dilutive effect of contingent shares	30,502	—	27,037	142,679
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,087,137	22,288,873	22,928,270	21,688,990

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three and nine months ended September 30, 2019, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $25.6 million and $36.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and convertible senior subordinated notes, and borrowings under our credit facilities. At September 30, 2019, we had unrestricted cash of $47.3 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(6,811)	$9,243
Net cash used in investing activities	(174,451)	(29,058)
Net cash provided by financing activities	207,302	23,332
Net increase in cash and restricted cash	$26,040	$3,517

Operating Activities

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2019 and consisted primarily of our net loss of $25.6 million, $24.5 million in payments for the contingent purchase price consideration related to the SRx, Peak PACE and DoseMe acquisitions, changes in net deferred taxes of $10.8 million and changes in our operating assets and liabilities totaling $3.7 million, offset by the addition of noncash items of $57.7 million. The noncash items primarily included $24.5 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized software development costs and acquisition-related intangibles, $21.0 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees in the third quarter of 2018 and in 2019, $7.7 million of amortization of deferred financing costs and debt discount primarily related to the 2026 Notes, and $4.5 million in the aggregate related to the change in the fair value of the acquisition-related contingent consideration for SRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in prepaid and other current assets primarily due to receivables attributable to our pharmacy cost management business and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract liability related to performance obligations for our services, and interest expense.

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

Investing Activities

Net cash used in investing activities was $174.5 million for the nine months ended September 30, 2019 and $29.1 million for the nine months ended September 30, 2018. Net cash used in investing activities for nine months ended September 30, 2019 reflected $158.8 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $10.3 million in software development costs and $5.2 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of equipment and improvements for our expanded office space at our Moorestown, NJ headquarters. Net cash used in investing activities was partially offset by proceeds received from the repayment of the $1.0 million note receivable issued to DoseMe Holdings Pty Ltd in 2018.

Net cash used in investing activities for the nine months ended September 30, 2018 reflected $22.0 million paid in connection with the acquisitions of Peak PACE and Mediture, net of cash acquired. In addition, net cash used in investing activities also consisted of $3.5 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of new pharmacy dispensing equipment, equipment and improvements for our new office space in Tucson, Arizona for SRx and improvements for our office spaces in Austin, Texas and Gainesville, Florida dedicated to our MRM service call centers. Net cash used in investing activities also consisted of $3.6 million in software development costs and $30 thousand for the purchase of a domain name.

Financing Activities

Net cash provided by financing activities was $207.3 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $23.3 million for the nine months ended September 30, 2018. Financing activities for the nine months ended September 30, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $2.5 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2019 was partially offset by a payment of $101.7 million for the convertible hedge options entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line of Credit, $29.1 million in payments for the contingent purchase price consideration related to the SRx, Peak PACE, and DoseMe acquisitions, and $9.6 million in payments for debt financing costs.

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

Funding Requirements

We had an accumulated deficit of $92.1 million as of September 30, 2019. We believe that our unrestricted cash of $47.3 million as of September 30, 2019 and cash flows from continuing operations will be sufficient to fund our planned operations through at least November 30, 2020. We may seek additional funding through public or private debt or equity financings or draw upon amounts available under our Amended and Restated 2015 Line of Credit. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Revolving Credit Facility

On September 6, 2017, we entered into an Amended and Restated 2015 Revolving Line of Credit whereby we amended our amended revolving line of credit, which was entered into on April 29, 2015 and subsequently amended in 2018 and 2019. The Amended and Restated 2015 Revolving Line of Credit provides for borrowings in an aggregate amount up to $60.0 million to be used for general corporate purposes, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. Amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit bear interest at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25%, with Western Alliance Bank's prime rate having a floor of 3.5%. The Amended and Restated 2015 Revolving Line of Credit has a maturity date of September 6, 2020, and is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. As of September 30, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit. As of September 30, 2019, we were also contingently liable for $300 thousand under an outstanding letter of credit, which reduces amounts available on the Amended and Restated 2015 Revolving Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line of Credit were $59.7 million as of September 30, 2019.

The Amended and Restated 2015 Revolving Line of Credit contains financial covenants, including covenants requiring us to maintain a minimum unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of Credit, maintain a maximum leverage ratio on a trailing twelve-month basis measured quarterly, and a minimum EBITDA, measured quarterly. The Amended and Restated 2015 Revolving Line of Credit also contains operating covenants, including covenants restricting our ability to effect a sale of any part of our business, merge with or acquire another company, incur certain additional indebtedness, encumber or assign any right to or interest in our property, pay dividends or other distributions other than as contemplated in connection with the issuance of the 2026 Notes, make certain investments, transact with affiliates outside of the ordinary course of business and incur annual capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, in excess of $5.0 million. The Amended and Restated 2015 Revolving Line of Credit contains customary events of default, including upon the occurrence of a payment default, a covenant default, a material adverse change, our insolvency and judgments against us in excess of $500 thousand that remain unsatisfied for 30 days or longer. The Amended and Restated 2015 Revolving Line of Credit provides for a ten-day cure period for a covenant breach, which may be extended to up to 30 days in certain circumstances. As of September 30, 2019, we were in compliance with all covenants related to the Amended and Restated 2015 Revolving Line of Credit and expect to remain in compliance with such covenants.

Contractual Obligations and Commitments

Other than acquisition-related contingent consideration and operating lease liabilities acquired as a result of the DoseMe and PrescribeWellness acquisitions in 2019, during the three and nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2018 Form 10-K.

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

Except as described in Note 2 in the notes to our unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2019, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 to our audited consolidated financial statements in our 2018 Form 10-K for a description of new accounting pronouncements. We adopted Accounting Standards Update No. 2016-02 Leases as of January 1, 2019.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of September 30, 2019, no amounts were outstanding under our Amended and Restated 2015 Revolving Line of Credit. We entered into the Amended and Restated 2015 Revolving Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the nine months ended September 30, 2019.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms due to a material weakness in internal control over financial reporting that previously was disclosed in Part II, Item 9A, ”Controls and Procedures” of our 2018 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was filed with the SEC on May 10, 2019 (the “First Quarter Form 10-Q”). We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to the risks described in the 2018 Form 10-K and the First Quarter Form 10-Q. We may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

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

X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: November 8, 2019	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2019	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)