Form 10-K
period 2019-12-31
Tabula Rasa HealthCare, Inc.
filed 2020-03-02
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37888

Tabula Rasa HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5726437
(State of incorporation)	(I.R.S. Employer Identification No.)
228 Strawbridge Drive, Suite 100 Moorestown, NJ 08057	(866) 648-2767
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	TRHC	The Nasdaq Stock Market

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming officers and directors are affiliates) was approximately $817,904,000 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, computed based on the closing price on such date.

As of February 15, 2020, the Registrant had 22,381,554 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed subsequently and delivered to stockholders in connection with the 2020 annual meeting of stockholders are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2019.

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

●	our expectations regarding industry and market trends, including the expected growth and continued structural change and consolidation in the market for healthcare in the United States;
●	our expectations about the growth of PACE organizations;
●	our expectations about private payers establishing their own at-risk programs;
●	the advantages of our solutions as compared to those of competitors;
●	our estimates about our financial performance and that some of our expenses will decline as a percentage of total revenue;
●	the visibility into future cash flows from our business model;
●	our growth strategy, including our ability to grow our client base;
●	our plans to further penetrate existing markets and enter new markets;
●	expectations of earnings, revenue or other financial items;
●	plans, strategies and objectives of management for future operations;
●	our ability to establish and maintain intellectual property rights;
●	our ability to retain and hire necessary associates and appropriately staff our operations;
●	future capital expenditures;
●	future economic conditions or performance;
●	our plans to pursue strategic acquisitions and partnerships and international expansion;
●	our plans to expand and enhance our solutions; and
●	our estimates regarding capital requirements and needs for additional financing.

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

●	our ability to adapt to changes or trends within the market for healthcare in the United States;
●	a significant increase in competition from a variety of companies in the healthcare industry;
●	developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards;
●	the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients;
●	the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control;
●	our ability to maintain relationships with Thrifty Drug Stores, Inc., a group purchasing organization;
●	increasing consolidation in the healthcare industry;
●	managing our growth effectively;
●	fluctuations in operating results;
●	failure or disruption of our information technology and security systems;
●	dependence on our senior management and key employees;
●	our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary;

●	our ability to achieve profitability in the future;
●	changes or delays in the regulatory process;
●	adverse economic and political conditions;
●	our ability to successfully integrate acquired businesses into our business and realize the anticipated synergies and related benefits of these acquisitions;
●	the volatility of our stock price;
●	the impact of changes in tax laws; and
●	those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, or the SEC.

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

Item 1. Business

Overview

Tabula Rasa HealthCare, Inc. is a leader in providing medication safety technology and services that enable prescribers and pharmacists to engage patients, optimize medication regimens, improve patient outcomes, reduce hospitalizations, and lower healthcare costs. We deliver our solutions through technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for certain client populations with complex prescription needs. Many of our products and services are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, which enables optimization of a patient's medication regimen, personalized medication selection, dosage levels, and time-of-day administration, and reduction of the total medication burden by eliminating unnecessary prescriptions. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen.

We also provide health plan management services and pharmacy cost management services, which help our clients to properly characterize patient acuity (severity of health condition), optimize and reconcile the associated payments for care, assure vendor compliance with contracted terms and document clinical interactions.

At the end of 2017 we were serving 170 healthcare organizations and over 4,600 pharmacies. At the end of 2018 we were serving 224 healthcare organizations and over 4,600 pharmacies. As of December 31, 2019, this number had grown to 237 healthcare organizations and over 16,900 pharmacies. The increase in the number of pharmacies in 2019 was primarily due to the PrescribeWellness acquisition.

For the year ended December 31, 2019, our revenue was $284.7 million and we incurred a net loss of $32.4 million and earned Adjusted EBITDA of $37.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA. We had an annual revenue retention rate of 98% and client retention rate of 91% in 2019. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics" for our definitions of revenue retention rate and client retention rate.

Our Strategy

Further Penetrate the Programs of All-Inclusive Care for the Elderly Market

We are the market leader in providing medication risk management to Programs of All-Inclusive Care for the Elderly, or PACE, a Centers for Medicare & Medicaid Services, or CMS, sponsored program through which participating healthcare organizations provide fully integrated healthcare services on an at-risk basis for elderly adults, most of whom are dually eligible for Medicare and Medicaid. Our medication risk management PACE clients cover approximately 25% of the total PACE enrollees nationwide.

We believe that we have a significant opportunity to continue to grow within the PACE market and we expect our PACE clients to continue to grow to cover more eligible lives. Recently the National PACE Association launched PACE 2.0, an initiative designed to facilitate the acceleration of growth in the number of PACE enrollees. The goal is to have approximately four times as many people enrolled in the program by 2028, which would require the annual national growth rate to approximately double.

We have recently organized our PACE offerings under the CareVention HealthCare brand which offers a comprehensive set of solutions to our clients, including medication management services and fulfillment, risk adjustment services, third party administrator services and electronic health records software. Working with our scalable solutions can help PACE organizations to operate more effectively and expand rapidly.

Continue Expansion into the Payer and At-Risk Provider Markets

We believe that the growth of government healthcare programs and the shift to value-based care models are creating opportunities for many organizations to capture growing portions of the expanding healthcare market. Accordingly, we are actively targeting at-risk, value-based markets, including managed care organizations, physician provider groups, and self-insured companies.

On January 1, 2017, we launched our Enhanced Medication Therapy Management, or EMTM, program, with a large, regional Medicare Part D Prescription Drug Plan, or Regional PDP, participating in the CMS EMTM pilot. We are using our MRM Matrix to perform medication risk stratification and to facilitate medication safety reviews for patients with complex medication regimens, providing an innovative, alternative approach to pharmacotherapy to the highest risk of members of this Regional PDP. CMS reported the results of the first two years of the pilot and we exceeded the benchmark set by CMS for targeted savings in medical expenditures.

We recognized that success in the EMTM program would position us well to service more of the Medicare Part D market. We began looking for an avenue to accelerate our penetration into the market and in September of 2017, we acquired SinfoníaRx, or SRx, and became the leading provider of Medication Therapy Management, or MTM, services to Medicare Part D plans. SRx currently services approximately 400 health plans and 10.5 million Medicare lives. We expect all Part D plans will eventually have to conform to new MTM requirements resulting from the CMS EMTM pilot program, and we believe that through our participation in the pilot, we are one of a few healthcare organizations well positioned to help Part D plans covert to these new standards.

We intend to leverage our expertise and experience from our existing clients to expand to other at-risk providers and payers through increased investment in our sales force and marketing efforts.

Continue to Innovate and Expand Platform Offerings to Meet Evolving Market Needs

We believe our investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation and expand our medication risk management solutions and other platform offerings to the broader healthcare marketplace. For example, we have developed and launched a high-throughput medication risk stratification technology for identification of high-risk patients in need of clinical intervention, and recently added patient communication capabilities to better engage the patients we serve.

Most recently, in order to expand our MRM Matrix solution, we acquired DoseMe, the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists more accurately dose patients’ high-risk parenteral medications based on individual needs. Integrating the DoseMeRx platform with our MRM Matrix provides a more comprehensive tool to address markets where there is a high prevalence of intravenously administered medications.

Selectively Pursue Strategic Acquisitions and Partnerships

Since our founding in 2009, we have successfully completed and integrated eleven acquisitions, which have significantly expanded our market footprint, enhanced our medication risk management offerings and added valuable complementary services that can be sold into our existing customer base. We plan to continue to acquire assets and businesses and may enter into strategic partnerships that strengthen or expand our service offerings, capabilities and geographic reach and facilitate our entry into new markets. Our acquisition strategy is driven by our commitment to serving client needs, and we are continuously assessing the market for potential opportunities.

For example, in September 2017, we acquired the SRx business, a provider of MTM technology and services for Medicare, Medicaid, and commercial health plans. We believe the SRx client base is an ideal place to begin to market our medication risk management services to the Medicare market. In 2019, we completed our acquisition of PrescribeWellness, a provider of cloud-based patient engagement solutions to approximately 12,000 pharmacies. We believe these pharmacies will not only provide a venue for local clinical interventions, but also represent a market in need of our MedWise platform.

Our Software and Services

Our Software

Our cloud-based software applications are designed to assist prescribers and pharmacists with patient engagement, identification of high risk patients, clinical decision support, documentation of clinical interactions, ordering medications and lab tests, and care management.

Our personalized medication risk management services can be based on our MRM Matrix technology. For each patient, the personalized MRM Matrix incorporates personal medical history data inputs, summarizes the aggregate risk of the medications the patient is taking based on proprietary algorithms and provides clinical alerts, including for the risk of cognitive impairment, sedation, and an unintentional overdose. This MRM Matrix can be utilized by prescribers independently or analyzed by our pharmacists, to optimize each patient's medication regimen. Elements of the MRM Matrix is currently available in the EireneRx, MedWise, TruChart, PACElogic and PrescribeWellness platforms.

EireneRx

EireneRx is our cloud-based medication decision-support and e-prescribing platform, which includes an order entry module used by healthcare organizations to access patient medication-related information and utilize our personalized proprietary MRM Matrix at the point-of-prescribing. EireneRx provides a single version of a patient's medication profile, enabling prescribers and our pharmacists to collaborate on a patient's medication management in real time. The EireneRx platform provides a dashboard report that shows the results of the MRM Matrix. EireneRx provides secure instant messaging, which our pharmacists use to answer questions and make recommendations to prescribers. EireneRx is integrated with our prescription fulfillment pharmacies and also capable of sending prescriptions to substantially all pharmacies in the United States.

MedWise

MedWise software provides the medication decision support components of EireneRx, primarily our MRM Matrix, for clients seeking to manage their medication risk and improve medication outcomes and patient relationships by enhancing their existing programs or systems. MedWise can be integrated with a variety of e-prescribing modules, EHRs, pharmacy management systems, clinical systems, case management platforms and other clinical databases. We believe MedWise is broadly applicable to all healthcare organizations that employ clinicians who prescribe medications and to those with pharmacists or other clinicians that provide support to prescribers. We are currently working with managed care organizations that are utilizing MedWise to improve medication therapy outcomes, and we are targeting a broad range of at-risk providers, healthcare systems, hospitals, and pharmacies.

RxCompanion

RxCompanion is a highly scalable cloud-based MTM software platform designed to aid in the identification and resolution of medication and other health related problems. Through a patient-centric approach to population health, RxCompanion utilizes demographic data, pharmacy claims, medical claims and other health information to identify patients at risk. The potential problems, identified using hundreds of proprietary clinical algorithms, are triaged based on urgency and complexity and resolved through telephonic consultations, face-to-face consultations, or video-based consultations with MTM providers using the RxCompanion application.

TruChart

TruChart is an electronic health record, or EHR, system for PACE organizations.  Our comprehensive, web-based solution covers end-to-end functionality in one seamless solution built to manage care coordination, enrollments, authorizations, utilization management, scheduling, claims payment, interfaces, and reporting. TruChart allows tracking of measurable outcomes in defined time frames, complete assessments for initial, episodic, and re-assessments across disciplines, access to longitudinal views of cognitive and risk assessments, and utilization of population views of acuity level to stratify high-risk participants.

PACElogic

PACElogic delivers neatly organized, real-time sharable workflows covering all aspects of a PACE organization and other small health plan’s operations. The features include EHR; customer relationship management; claims adjudication; electronic data interchange; care management; coordination, and planning; integration with community-based providers; and all Federal and State required reporting. Clinical and non-clinical data is brought together into a unified health plan management system.

DoseMeRx

DoseMeRx is unique decision support software that leverages clinically validated pharmacokinetic drug models, patient characteristics, drug concentrations and genotype to guide dose optimization. It is the world’s first precision dosing tool designed for clinical practice that uses Bayesian dosing methods. DoseMeRx works by digitally constructing a virtual model of a patient’s individual pharmacokinetics. The virtual patient model is built within seconds and then DoseMeRx calculates an accurate individualized dose to reach the therapeutic target. This model can also be used to simulate potential outcomes of different dosing regimens to ensure the best possible advice for every patient.

PrescribeWellness

PrescribeWellness patient engagement software identifies which customers need to visit their pharmacy and schedules a text message, email, or call recorded in their local pharmacist’s voice. The software’s task-based workflow helps staff fill orders, anticipate demand and highlight what additional care a customer might need.

Our Services

Our clinical pharmacist collaboration service, prescription fulfillment and reminder packaging service, health plan management services including risk adjustment and third party administrator services, and pharmacy cost management service are designed to improve patient experiences and outcomes and contain costs. The revenue models under these service contracts typically include a fee assessed for each medication review, payments on a per-member per-month basis, payments on a subscription basis, and charges and dispensing fees for medication fulfillment.

Clinical Pharmacist Collaboration

We have teams of clinical pharmacists dedicated to performing both medication safety reviews, or MSRs, as well as comprehensive medication reviews, or CMRs. These reviews involve communication with prescribers as well as patients. The clinical pharmacist recommendations can include guidance based on the clinical application of pharmacogenomic test results, an assessment of the MRM Matrix and the individual patient's medical history. Our clinical pharmacists provide these personalized medication recommendations through real-time digital and verbal communications. Available 24/7, 365 days per year, this service supports the medication risk management clinical decision making process with medication safety recommendations including avenues to enhance adherence when appropriate.

Prescription Fulfillment and Reminder Packaging

We operate three prescription fulfillment pharmacies strategically located to efficiently distribute medications nationwide for our clients. Informed by each patient's personalized MRM Matrix, we package medications, synchronize fills, and aggregate doses by day and time-of-day to increase the ease of adherence by patients to their optimized medication regimens. Using robotic dispensing machines, our scalable, high-performance systems allow for an array of medication packaging options, including multi-dose deep-well cards and multi-dose pouches.

Health Plan Management

Long-term optimization of risk adjustment outcomes is complex and, for many organizations, significantly affects financial performance. We take a prospective approach to risk adjustment, going beyond the typical strategy of providing retrospective reviews and claims data analysis. We specialize in helping clients optimize processes and systems to capture timely, complete and accurate data. Through these services, we help PACE and other healthcare organizations remain compliant with regulations, make reliable comparisons to internal and external benchmarks and identify high-volume/high-cost issues for quality program initiatives.

We provide third party administrator services that optimize a health plan’s financial management functions and fulfill regulatory requirements. Our expertise in health plan management, particularly in PACE, enables our clients to focus on delivering high-quality care to their members. Our services include enrollment management, accounts receivable, claims adjudication, risk adjustment data submission, encounter data processing and submission and Medicare Part D data submission.

Pharmacy Cost Management

We design, implement and manage pharmacy cost-containment strategies for post-acute care facilities. Pharmacy cost management services help our clients reduce risk, increase compliance and optimize spending. Our analytics provide real-time reporting, simplify drug-spend data and are designed to create contract transparency for our clients. By simplifying and adding oversight to the adjudication process, we help clients avoid risks associated with managing pharmacy costs by preventing overpayments and ensuring appropriate reimbursements.

Our Clients

Our clients are typically at-risk healthcare organizations, primarily PACE organizations, managed-care organizations, including government and commercial plans, pharmacies and other provider groups. We have strong and long-standing relationships with our clients, in many cases providing services under multi-year contracts. At the end of 2017 we were serving 170 healthcare organizations and over 4,600 pharmacies. At the end of 2018 we were serving 224 healthcare organizations and over 4,600 pharmacies. As of December 31, 2019, this number had grown to 237 healthcare organizations and over 16,900 pharmacies. The growth in pharmacies is attributed to the PrescribeWellness acquisition in 2019.

Our annual revenue retention rate was 98%, 99%, and 99% for 2019, 2018, and 2017, respectively, and our client retention rate was 91%, 96% and 95% for 2019, 2018 and 2017, respectively, which we believe reflects strong client satisfaction with our solutions. The decline in client retention is the direct result of including the PrescribeWellness customer base in our calculation. While PrescribeWellness has a higher churn than the rest of our business, due to the nature of the contracts, it is low compared to many SaaS businesses

PACE Organizations

PACE, a federal and state collaboration, is one growing model serving the dual-eligible patient population that focuses on preventing institutional-based placement. PACE embodies many of the characteristics and trends affecting the healthcare industry as a whole. Our proof of concept was to provide medication risk management technology and services to PACE organizations, which are responsible for elderly patients who typically have complex medication regimens. Over the past eight years, we have become the market-leader in providing PACE with medication risk management. Our PACE clients utilizing our medication risk management services cover approximately 25% of the total PACE enrollees nationwide. In addition to personalized medication management, we also provide health plan management services to PACE organizations.

Managed Care Organizations

Since 2004, the number of beneficiaries enrolled in Medicare Advantage, or MA, plans has more than quadrupled from 5.3 million to 22.4 million in 2019 and is expected to grow to 38 million by 2025. Additionally, in 2017 there were over 54 million people enrolled in a managed Medicaid plan. Many of the health plans we currently contract with have multiple lines of business spanning Medicare, Medicaid and commercial. We currently provide MTM, third party administrative services as well as risk adjustment to these markets, and we believe our solutions are broadly applicable throughout the managed care landscape, including to self-funded employer groups.

At-Risk Provider Groups

We contract with at-risk provider groups across the country for care transitions support and comprehensive medication management services.  We risk-stratify patient cohorts for these groups and identify patients at risk for an ADE. We then collaborate with these groups on interventions to mitigate that risk. These interventions are performed by our clinical teams or in some cases by employees of the at-risk provider.

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

We rely on patent, copyright, trademark and trade secret laws as well as confidentiality agreements, licenses and other agreements with employees, consultants, vendors and clients. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology and other intellectual property. We have one issued patent for our medication management system and method, which is U.S. Pat. No. 8,392,220, issued on March 5, 2013. This issued patent expires on November 8, 2031. We also have five patent applications pending in the United States. The first application, Application No. 14/579,283, filed on December 22, 2014 relates to medication risk mitigation systems and methods. The second application, Application No. 15/008,555, filed on January 28, 2016, relates to medication risk mitigation matrix systems and methods. The third application, Application No. 16/026,686, filed on July 3, 2018, relates to medication regimens and associated methods. The fourth application, Application No. 16,302,824, filed on November 19, 2018, relates to methods of treatment having reduced drug-related toxicity and methods of identifying the likelihood of patient harm arising from prescribed medications. This application also has related foreign counterpart applications in Canada, China, Japan, Hong Kong, Mexico and Europe. The fifth application, Application No. PCT/US2018/058405 filed on Oct 31, 2018 is related to population-based medication risk stratification and personalized medication risk scoring. We also have a pending design patent application, Application No. 29/643,059, filed on April 4, 2018, related to a user interface for medication analysis. This application also has a related foreign counterpart application in Europe. We own four copyright registrations in connection with the following software: EireneRx, PACElogic, Mobile Workforce Manager, and Enterprise Services.

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

Our Competitive Landscape

We compete with a broad and diverse set of businesses. We believe the competitive landscape is highly fragmented with no single competitor offering similarly expansive capabilities and solution offerings in medication risk management. Our competitive advantage is largely based on our analytical capabilities, healthcare industry expertise, breadth and depth of services, intellectual property, the size and quality of our underlying datasets and benchmarks, ease of use, reputation, innovation, security, price, reliability and client service. Our primary competitive challenge is to demonstrate to our existing and potential clients the value of utilizing our platforms rather than developing or assembling their own alternative capabilities or utilizing providers who offer a subset of our services. However, we believe that the combination of our competitive strengths and successful culture of innovation, including our industry-leading analytics, the real-world-tested nature of our platforms and subject matter expertise of our associates, make it time and cost prohibitive for our clients or competitors to replace or replicate all that we offer without facing material risk.

Current industry players providing medication risk management service offerings include large and small healthcare data analytics and consulting companies, community and long-term care pharmacies, national pharmacy providers, health plans, genomic testing labs and healthcare information technology companies, among others. Many of our competitors' solutions are regulatory-driven, retrospective in nature and offer no intervention at the point of care. The services offered by these organizations may include e-prescribing and EHRs utilizing single drug-to-drug interaction analysis, lab-based genomic evaluation, basic risk stratification solutions and other prevailing approaches to medication therapy management. Many health plans attempt to address non-adherence through outreach efforts, which often require in-house or third-party consultants and have low success rates. Some healthcare information technology providers offer risk adjustment and pharmacy cost management services, but lack the comprehensive solutions we provide. Many genomic testing labs lack the ability to apply patient test results in a useful way at the point of care. Post-acute providers typically employ pharmacist consultants to review prescription regimens every 30 days, which is retrospective in nature and generally less effective in improving patient outcomes. Furthermore, typical prescription fulfillment models are reimbursed on a fee-for-service basis and are incentivized based on prescription dispensing volumes. Our clients partner with us in order to prospectively address adverse drug events, or ADEs, lower healthcare costs and improve overall health outcomes, which often involves utilizing our software to optimize prescription regimens.

While we believe that no competitor provides the breadth of our suite of solutions, we nevertheless compete with other companies’ specific products or solutions and markets or care settings. We expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. The anticipated growth in healthcare spending, the shift to value-based payment models, the rise of consumerism and changes in government regulation may draw increasing attention to healthcare data and analytics, and new competitors, such as management consultants, technology companies and start-ups may enter the market, and we may face increased competition from these sources.

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

A non-exhaustive list of federal and state statutes, regulations, sub-regulatory guidance and contractual provisions that may apply to our business activities include:

Healthcare Legislation

In 2010, Congress passed major health reform legislation, mostly through the Affordable Care Act (ACA). Generally, the ACA was designed to expand coverage for the uninsured while containing overall healthcare costs. Following passage, the U.S. government has issued numerous rules and regulations to implement the provisions of the Act. While not all of these rules, regulations, and reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

The Trump Administration and the United States Congress, which now is divided with Democrats controlling the House and Republicans controlling the Senate, are considering a number of competing legislative and regulatory proposals which could, if passed into law, impact the healthcare system, the ACA, and/or the Medicare and Medicaid programs. Congress may take up legislation to reduce prescription drug costs, increase price transparency for consumers, restrict the sale of certain classes of drugs, and reform medication management practices, among others. While not all of the potential legislation, if enacted, would affect our business directly, many could impact some or many of our business arrangements directly or indirectly. In addition, regulatory agencies have separately proposed price transparency rules for hospitals and insurers which, while not impacting our business directly, could change the way we interact with these entities. Given that legislative and regulatory change is still being formulated, we cannot predict with any certainty the outcome of any future legislation or regulation.

A recent decision from the U.S. Court of Appeals for the Fifth Circuit, in Texas v. Azar, upheld the district court’s determination that the ACA’s “individual mandate” was unconstitutional. The action, brought by various state attorneys general, alleges the U.S. Congress invalidated the ACA when it zeroed out the tax-based shared responsibility payment, commonly known as the “individual mandate,” under the Tax Cuts and Jobs Act of 2017 (Pub. L. 115-97). The case was remanded back to the district court for further proceedings and has not invalidated the ACA in Texas or elsewhere in the nation. As such, we cannot predict with any certainty how future litigation in this matter could affect our business. The environment regarding the provisions of the ACA has somewhat stabilized, but specific outcomes are difficult to predict. The timeframe for conclusion and final outcome of this litigation is uncertain given the possibility of appeal to the U.S. Supreme Court. However, if Supreme Court declines to hear or upholds the unconstitutionality of the ACA, it could have a materially adverse effect on future business and operating results.

On October 24, 2018, President Trump signed legislation into law aimed at curbing the opioid crisis in the U.S. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (Pub. L. 115-271), or SUPPORT Act, includes provisions that address law enforcement, public health, and coverage under the Medicare and Medicaid programs. Broad in scope, the legislation increases federal oversight of the production and distribution of opioids, bolsters fraud prevention safeguards, enhances oversight of prescription opioids, expands coverage of opioid addiction treatment services, and authorizes consumer education and provider training programs aimed at preventing and treating opioid use disorders.

Given the focus on addressing the opioid epidemic and the repeated call by the Administration to improve transparency in drug pricing and oversight, the legislative environment surrounding prescription drug is in flux. While not all legislative reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

On October 10, 2018, two pieces of legislation were enacted to enhance drug price transparency. The Know the Lowest Price Act (Pub. L. 115-262) and the Patient Right to Know Drug Prices Act (Pub. L. 115-263) each prevent various parties from instituting “gag” orders or clauses against pharmacists and pharmacies, which heretofore may have prevented a pharmacist from disclosing the lowest available price of a drug to a consumer. These laws may have a financial impact on various stakeholders due to pressures to develop more competitive pricing. It is not clear how these changes might affect our business.

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

As PACE organization contractors, we are subject to numerous contractual obligations imposed by our partner organizations and to various audit and certification requirements.

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

Covered Entities and Business Associates are required to have written policies and procedures addressing HIPAA compliance and must designate a Security Officer to oversee the development and implementation of the policies and procedures related to the safeguards to protect privacy of electronic PHI. Covered Entities must also designate a Privacy Officer, although the Privacy Officer and the Security Officer may be the same person. As part of their security policies and procedures, Covered Entities and Business Associates are required to conduct periodic risk assessments to identify vulnerabilities to electronic PHI. Additionally, Covered Entities and Business Associates are required to train all employees on their HIPAA policies and procedures. Further, in the event of a breach of PHI as defined by HIPAA, Covered Entities must notify affected individuals, HHS and sometimes the media, and take steps to mitigate damage, and they may be subject to fines and penalties. HIPAA violations can result in significant civil monetary penalties and/or imprisonment for up to ten years depending on the facts surrounding the violation.

Many states also have similar data privacy and security laws that track federal requirements or impose different and/or more stringent conditions for use and disclosure of PHI. Failure to comply with these laws may also result in the imposition of significant civil and/or criminal penalties.  The California Consumer Privacy Act of 2018, or the CCPA, imposes rules governing how businesses handle personal data of California residents. Companies that do business in California are, as of January 1, 2020, required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Other states are considering legislation similar to the CCPA, which could expand our data protection obligations.

Federal and State Oversight of Medical Devices, Genomic Testing, Drugs, and Controlled Substances

Some technologies and software applications used in connection with healthcare analytics and genomic testing and analysis are considered medical devices and are subject to regulation by the Food and Drug Administration, or the FDA. The 21st Century Cures Act (Pub. L. 114-255), enacted in December 2016, included certain changes to the Federal Food, Drug, and Cosmetic Act to exempt certain medical-related software from FDA regulation. In December 2017, FDA issued a draft guidance document describing FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for clinical decision support, or CDS, software. FDA issued a revised draft of this clinical decision support software guidance document in September 2019. Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could final finalize its guidance for clinical decision support software in such a way that it excludes our software and technologies from the scope of the CDS software exemption under the 21st Century Cures Act. If the FDA determines that any of our current or future services, technologies or software applications are regulated by the FDA as medical devices, we would become subject to various statutes, regulations and policies enforced by the FDA and other governmental authorities, including both pre-market and post-market requirements, and we would need to bring the affected services, technologies, and/or software into compliance with such requirements. FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements.

Clinical laboratories that perform human genomic testing are subject to oversight by CMS and state regulators.  The laboratories that we partner with for genomic testing must comply with the relevant federal and state laws and regulations applicable to clinical laboratories and genomic testing, including the Eliminating Kickbacks in Recovery Act of 2018 (EKRA).

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

The federal AKS is an intent-based statute, but following amendment from the ACA, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the failure of an arrangement to satisfy all elements of an AKS safe harbor will not necessarily make it illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. The federal AKS is applicable to us as operators of specialty pharmacies, contractors to health plans and providers, as well as contractors to various federal healthcare program payers. When our compensation arrangements implicate the AKS and/or state anti-kickback laws we evaluate whether we believe they fall within one of the safe harbors. If not, we consider the factors to identify the intent behind such arrangements and the relative risk of fraud and abuse. We also design business models that seek to reduce the risk that any such arrangements might be viewed as abusive and trigger AKS scrutiny or claims.

In addition to the federal AKS, many states have anti-kickback prohibitions that may apply to arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers.

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

A number of states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Stark Law, but some have even broader application, extending beyond Medicare and Medicaid Programs and including commercial and self-payers.

Federal and State False Claims Acts

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil liability on individuals and entities that, among other things, knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the federal government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. The civil False Claims Act provides for treble damages and mandatory and significant minimum penalties per false claim or statement ($10,781.40 to $21,562.80 per false claim). The qui tam or whistleblower provisions of the civil False Claims Act permit a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws. False Claims Act qui tam lawsuits in healthcare are common, although the government often declines to pursue such actions following investigation. Analogous state false claims laws also may apply to our sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payers.

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

Employees

As of December 31, 2019, we had 1,286 employees. None of our employees are represented by labor unions or subject to collective bargaining agreements and substantially all of our employees currently work in the United States. We consider our employee relations to be good.

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

Information about Segment and Geographic Revenue

We manage our operations and allocate resources as a single reportable segment. Substantially all of our revenue is recognized in the United States and substantially all of our assets are located in the United States.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC's website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website. Our website address is www.trhc.com.

The contents of the websites referred to herein are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Our success depends to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology to our existing clients and potential clients. If healthcare organizations do not recognize or acknowledge the benefits of our products and services or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our products and services might not develop at all, or it might develop more slowly than we expect.

If we are unable to offer innovative products and services or our products and services fail to keep pace with our clients' needs, our clients may terminate or fail to renew their agreements with us and our revenue and results of operations may suffer.

Our success depends on providing innovative, high-quality products and services that healthcare providers and payers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied client needs, our existing technology could become undesirable, obsolete or harm our reputation. In order to remain competitive, we must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing clients and potential new clients will want. We are continually involved in a number of projects to develop new products and services, including the further refinement of our proprietary MRM Matrix. If our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer. In addition, the introduction of new solutions by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

The medication management market is highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.

The medication management market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. The competitive challenges we face in the medication management market include, but are not limited to, the following:

●	certain competitors may offer or have the ability to offer a broader range of solutions in the marketplace that we are unable to match;

●	certain competitors may develop alternative solutions to the customer problems our products are designed to solve that may provide a better customer outcome or a lower cost of operation;

●	certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

●	competitive pressures could result in increased price competition for our products and services, fewer customer orders, and reduced gross margins, any of which could harm our business;

●	current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

●	our competitive environment has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products;

●	other established or emerging companies may enter the medication management and supply chain solutions market, or the medication adherence market, with products and services that are preferred by our current and potential customers based on factors such as features, capabilities, or cost;

●	our competitors may develop, license, or incorporate new or emerging technologies or devote greater resources to the development, promotion, and sale of their products and services than we do;

●	certain competitors have greater brand name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services than we do, and such advantages could be used to increase their market share

●	certain competitors may have existing business relationships with our current and potential customers, which may cause these customers to purchase medication and supply dispensing systems or automation solutions from these competitors; and

●	our competitors may secure products and services from suppliers on more favorable terms or secure exclusive arrangements with suppliers or buyers that may impede the sales of our products and services

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

As of December 31, 2019, we had an accumulated deficit of $98.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development program, acquisitions and from general and administrative costs associated with our operations. Our ability to generate net income is dependent upon, among other things, the acceptance of our products and services by, and the strength of, our existing and potential clients.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from 29 employees on January 1, 2011, the beginning of our first year of active operations, to 1,286 employees as of December 31, 2019, and our revenue increased from $204.3 million for the year ended December 31, 2018 to $284.7 million for the year ended December 31, 2019. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer and our revenue could decline. Our growth to date has increased the significant demands on our management, our operational and financial systems, IT infrastructure, security mechanisms and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees, including software engineers, quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could cause the market price of our common stock to decline.

We have experienced significant growth since 2011, our first year of active operations, with total revenue growing from $5.8 million for the year ended December 31, 2011, to $284.7 million for the year ended December 31, 2019. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to new clients and to expand our client base in the healthcare industry and with provider and payer organizations. We may not be successful in executing on our growth strategies and may not continue to grow our revenue at similar rates as we have in the past. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our products and services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future products and services and our ability to attract and retain a sufficient number of qualified sales and marketing personnel. In addition, clients in some market segments in which we have a more limited presence may be slower to adopt our products and services than we currently anticipate.

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

We derive a significant portion of our revenue from PACE organizations, which are our largest clients, accounting for 64.8% of our revenue for the year ended December 31, 2019. PACE organizations reflect a relatively new, value-based model for providing healthcare to the elderly and are funded by both Medicare and Medicaid. If the laws and regulations that currently promote PACE organizations were to change in a way that makes operating a PACE organization less attractive, if other Medicare or Medicaid reimbursement models are developed that are more attractive to the healthcare providers that operate PACE organizations or if the prevalence of PACE organizations were to decline for any other reason, our ability to generate revenue and grow our business may be compromised.

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

Our largest ten clients accounted for 53%, 56%, and 63% during the years ended December 31, 2019, 2018, and 2017, respectively. Our engagement with our ten largest clients is generally covered through contracts that are multi-year in their duration. One or more of these clients may decline to renew their existing contracts with us upon expiration and any such failure to renew could have a negative impact on our revenue and compromise our growth strategy. Further, if one or more of these clients significantly decreases its use of our solutions, we would lose revenue and our growth would be compromised. During 2017, we signed a master agreement with Trinity Health Corporation covering 11 PACE facilities, which represented 13%, 14% and 18% of total revenue for the year ended December 31, 2019, 2018 and 2017, respectively. Prior to signing this master agreement, each of these PACE facilities had separate contracts with us and were considered separate, individual, clients. We believe our clients view us as a trusted partner that shares their commitment to improving medication-related health outcomes and reducing overall healthcare costs.

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

Our clients depend on our technical support to resolve any issues relating to our offering and technology solutions and to provide initial and ongoing training and education, when necessary. In addition, our sales process is highly dependent on the quality of our offering, our business reputation and strong recommendations from our existing clients. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation and compromise our ability to sell our solutions to existing and prospective clients.

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

An element of our growth strategy is to further expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. In January 2019, we completed our acquisition of DoseMe which is based in Brisbane, Australia and, in January 2018, SRx signed its first international license agreement with a Canadian company. Because of our limited of experience with international operations, our current and any potential future international expansion efforts might not be successful in creating demand for our products and services outside of the United States or in effectively selling our products and services in the international markets we enter. In addition, we will face risks in doing business internationally that could hurt our business, including:

●	the need to localize and adapt our products and services for specific countries, including translation into foreign languages and associated expenses;

●	difficulties in staffing, supporting and managing foreign operations;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

●	new and different sources of competition;

●	international political and economic conditions;

●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

●	laws and business practices favoring local competitors, including trade protection measures;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, anti-bribery, foreign investment, tax, privacy and data protection laws and regulations;

●	increased financial accounting and reporting burdens and complexities;

●	adverse tax consequences; and

●	if we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies might negatively affect our operating results when translated into U.S. dollars.

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

If we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

If we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security.

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

On March 29, 2019, we entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc, or the Thrifty Drug Agreements, to replace the prime vendor agreement with AmerisourceBergen Drug Corporation. Pursuant to the terms of the Thrifty Drug Agreements, which have a term lasting through September 30, 2020, subject to renewal under certain circumstances, we agree to purchase not less than 98% of our total prescription product requirements from Thrifty Drug Stores, Inc.  We commenced purchasing prescription products under the Thrifty Drug Agreements in May 2019. The Thrifty Drug Agreements can be terminated solely by Thrifty Drug Stores, Inc. for, among other things, a payment default that continues for ten days after notice thereof and our failure to maintain credit worthiness. If we are no longer able to purchase our pharmaceutical products from a group purchasing organization, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts

Any restrictions on our ability to license or share data and integrate third-party technologies could harm our business.

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

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. For example, we completed our acquisitions of Peak PACE, Mediture and Cognify in 2018 and DoseMe and PrescribeWellness in 2019. Future acquisitions and investments could pose numerous risks to our operations, including:

●	difficulty integrating the purchased operations, products or technologies;

●	substantial unanticipated integration costs;

●	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

●	the loss of key employees, particularly those of the acquired businesses;

●	difficulty retaining or developing the acquired business' clients;

●	adverse effects on our existing business relationships;

●	failure to realize the potential cost savings or other financial or strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

●	liabilities from the acquired businesses for infringement of intellectual property rights, loss of intellectual property or goodwill through inadequate data security measures, unknown cyber vulnerabilities or network intrusions, or other claims and failure to obtain indemnification for such liabilities or claims.

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

As of December 31, 2019, our total indebtedness was $237.2 million which includes amounts outstanding on the convertible senior subordinated notes, capital lease liabilities, and acquisition-related contingent consideration liabilities. The Amended and Restated 2015 Line of Credit provides for borrowings, on a revolving basis, in an aggregate amount up to $60.0 million to be used for general corporate purposes. The Amended and Restated 2015 Line of Credit is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. If we are unable to repay any secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral pledged to the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings. As of December 31, 2019, there were no aggregate borrowings outstanding under the Amended and Restated 2015 Line of Credit.

We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have required a significant investment of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing platform and services, hire additional sales and marketing personnel, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. As of December 31, 2019, we had $42.5 million of unrestricted cash.

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

We are subject to income taxes in the United States. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to audit by tax authorities where we do business. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings and the realizability of deferred tax assets. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

In addition, at any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which made widespread changes to the Internal Revenue Code, was signed into law; while we believe that this law generally will have a favorable effect on corporations and their stockholders, uncertainty remains regarding the full effect that this law will have on us and our customers, stockholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations or rulings will be issued. As a result, changes in U.S. federal tax laws could adversely affect our business, financial condition and results of operations, and adversely impact our stockholders.

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

We are currently licensed to operate in all fifty states and file state income tax returns in 36 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

We face additional risks as a result of our recent acquisitions and potential future acquisitions and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of these acquisitions or do so within the anticipated timeframe.

We have acquired several new businesses in the past and may pursue additional acquisitions in the future. For example, we recently acquired a number of new businesses, including our acquisition of SRx in 2017, our acquisitions of Peak PACE, Cognify and Mediture in 2018 and our acquisitions of DoseMe and PrescribeWellness in 2019. Each acquisition involved, or may involve, a combination of two businesses or companies that previously operated independently, and, as a result of the acquisition, the combined company faces, or may face, various additional risks, including, among others, the following:

●	our inability to successfully evaluate and utilize acquired products, services, technology or personnel;

●	disruption to the acquired business’s operations and relationships with service providers, customers, employees and other partners;

●	negative effects on our products, product pipeline and services from the changes and potential disruption that may follow the acquisition;

●	diversion of our management’s attention from other strategic activities;

●	our inability to successfully combine the businesses in a manner that permits the combined company to achieve the cost savings anticipated to result from the acquisition;

●	diversion of significant resources from the ongoing development of our existing products, services and operations; and

●	greater than anticipated costs related to the integration of the acquired business and operations into ours.

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

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

●	if we are unable to successfully integrate the duties, responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;

●	if we are unable to implement and retain uniform standards, controls, policies, procedures and information systems; and

●	if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers, which would reduce our revenues and earnings.

The process of integrating the businesses acquired in any acquisition and their associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

●	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to an acquisition;

●	the dilutive effect on earnings per share as a result of issuances of stock and incurring operating losses;

●	stock volatility due to investors’ uncertainty regarding the value of the acquired businesses;

●	diversion of capital from other uses;

●	failure to achieve the anticipated benefits of an acquisition in a timely manner, or at all; and

●	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of an acquisition.

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

A recent decision from the U.S. Court of Appeals for the Fifth Circuit, in Texas v. Azar, upheld the district court’s determination that the ACA’s “individual mandate” was unconstitutional. The action, brought by various state attorneys general, alleges the U.S. Congress invalidated the ACA when it zeroed out the tax-based shared responsibility payment, commonly known as the “individual mandate,” under the Tax Cuts and Jobs Act of 2017 (Pub. L. 115-97). The case was remanded back to the district court for further proceedings and has not invalidated the ACA in Texas or elsewhere in the nation. As such, we cannot predict with any certainty how future litigation in this matter could affect our business. The environment regarding the provisions of the ACA has somewhat stabilized, but specific outcomes are difficult to predict.  The timeframe for conclusion and final outcome of this litigation is uncertain given the possibility of appeal to the U.S. Supreme Court. However, if the Supreme Court declines to hear or upholds the unconstitutionality of the ACA, it could have a materially adverse effect on future business and operating results.

On October 24, 2018, President Trump signed legislation into law aimed at curbing the opioid crisis in the U.S. The Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (P.L. 115-271), or SUPPORT Act, includes provisions that address law enforcement, public health, and coverage under the Medicare and Medicaid programs. Broad in scope, the legislation increases federal oversight with respect to the production and distribution of opioids, bolsters fraud prevention safeguards, enhances oversight of prescription opioids, expands coverage of opioid addiction treatment services, and authorizes consumer education and provider training programs aimed at preventing and treating opioid use disorders. The potential for additional regulatory oversight and enforcement will likely add to the costs associated with the prescription and any downstream handling of medications. Whether it impacts medication management companies or health plans is difficult to determine without seeing the implementing regulations, but given the intent to crack down on opioid abuse in this country, it is likely that more time, attention and personnel will be required to ensure compliance. Implementation of the SUPPORT Act has been slow to occur. We cannot be sure whether additional legislative changes will be enacted, given the continued scrutiny of prescription opioids by the U.S. Congress, or predict what the impact of future regulations generated by the SUPPORT Act, if any, may be.

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

In addition, we are subject to various other healthcare laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, including the federal Anti-Kickback Statute, antitrust laws and the data privacy and security laws and regulations described below. For instance, the CCPA will impose rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA must have complied by January 1, 2020. If we were to become subject to litigation or liabilities or found to be out of compliance with these or other laws, our business could be hurt. We may become subject to litigation, which could be costly and result in significant liability.

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

●	The Health Insurance Portability and Accountability Act, or HIPAA, and its implementing regulations, required expanded protection of the privacy and security of protected health information, the execution of certain contracts to safeguard protected health information and the adoption of standards for the exchange of electronic health information, for health plans, healthcare clearinghouses and certain healthcare providers, which we refer to as Covered Entities, and their business associates. Among the standards that HHS has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Actual failure to comply with HIPAA could result in fines and civil and criminal penalties, as well as contractual damages, which could harm our business, finances and reputation.

●	The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the "Stimulus Bill", effective February 22, 2010, modified HIPAA by setting forth health information security breach notification requirements and increasing penalties for violations of HIPAA, among other things. The HITECH Act requires individual notification for all breaches as defined by HIPAA, media notification of breaches affecting over 500 individuals located in the same region and either prompt or annual reporting of breaches to HHS, depending on the number of affected individuals. The HITECH Act also replaced the prior monetary penalty system of $100 per violation and an annual maximum of $25,000 per violation with a four-tier system of sanctions for breaches. Penalties now range from a minimum of $100 per violation and an annual maximum of $25,000 per violation for the first tier to a minimum of $50,000 per violation and an annual maximum of $1.5 million per violation for the fourth tier. Failure to comply with HIPAA as modified by the HITECH Act could result in fines and penalties, criminal sanctions and reputational damage that could harm our business.

●	Numerous other federal and state laws may apply that restrict the use and disclosure and mandate the protection of the privacy and security of individually identifiable information, as well as employee personal information, and that require notifications and mitigation in the event of a breach. These include state medical information privacy laws, state social security number protection laws and federal and state consumer protection laws, among others. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

●	Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission and states' attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

In addition to HIPAA, additional federal and state statutes, regulations, guidance and contractual provisions regarding healthcare that may apply to our business activities, including:

●	The federal Anti-Kickback Statute, or AKS, prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting anything of value in order to induce the referral of patients or in return for purchasing, leasing, ordering, arranging for, or recommending services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. The AKS is an intent-based statute and the failure of an arrangement to satisfy all elements of a safe harbor will not necessarily make it illegal, but it may subject that arrangement to scrutiny by enforcement authorities. Any violation of the AKS can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in a federal healthcare program, among other penalties.

●	Various state anti-kickback laws that sometimes track federal AKS prohibitions, although some apply to all-payers as opposed to only government healthcare programs.

●	The federal physician self-referral law, often referred to as the Stark Law, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, among them outpatient prescription medications, if the physician or a member of such physician's immediate family has a financial relationship (including an ownership or investment interest or a compensation arrangement) with the entity, unless the financial relationship meets an exception to the self-referral prohibition. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such DHS if the financial relationship fails to meet the requirements of an exception. The Stark Law is considered a “strict liability” statute in that a referral from a physician with a financial relationship that does not meet the requirements of an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including overpayment liability, significant fines and exclusion from participation in Medicare and Medicaid programs.

●	State data privacy and security laws that track federal requirements or impose more stringent or different requirements than HIPAA regarding storage, transmission, use and disclosure of protected health information, general individually identifiable information or other sensitive information. The CCPA will impose rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA have complied by January 1, 2020.

●	Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and potential future clients to work with us.

●	Federal and state false claims laws, including the civil False Claims Act, impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, cause to be made, a false statement in order to have a false claim paid, or knowingly and improperly avoid or decrease an obligation due the federal government, such as the knowing retention of an identified overpayment. The civil False Claims Act provides for treble damages and mandatory minimum penalties per false claim or statement. In this context, it is particularly notable that a significant portion of our revenue is derived from services provided to PACE organizations. PACE organizations are funded by both Medicare and Medicaid, and the Medicare risk-adjustment methodology applies to the Medicare component of PACE organization reimbursement. PACE submissions may also be comparable to state Medicaid risk-adjustment submissions, and vary by state. Because risk adjustment submissions to Medicare and state Medicaid programs have a direct impact on the amounts that Medicare and Medicaid Programs pay to PACE organizations, these activities may be the subject of scrutiny and litigation under the federal civil False Claims Act.

●	The HHS Office of Inspector General and many state Medicaid agencies maintain lists of individuals and organizations that have been excluded from participation in a federal healthcare program. A significant part of our revenue is derived from our services as federal healthcare program providers, specialty pharmacies, or contractors to federal healthcare program providers or plans and as such, we need to comply with restrictions on employing or contracting with personnel and vendors who have been excluded from participation in federal healthcare programs. Adhering to the best practice of conducting monthly screenings against the federal and state exclusion lists for employees and contractors may be costly and resource-consuming, but failure to do so may give rise to significant administrative liability and sanctions.

●	As contractors to PACE organizations and Medicare Advantage organizations, or MAOs, we are subject to contractual provisions, which impose on us various obligations related to healthcare compliance and healthcare fraud, waste and abuse reduction and elimination efforts. These obligations stem from the provisions contained in prime contracts between PACE organizations and MAOs, and the federal government. Examples of such flow down provisions include subcontractor's compliance with all applicable state and federal laws, subcontractor's obligation to screen state and federal exclusion lists and its obligation to conduct periodic audits, among many others. Breaches of these requirements would not necessarily be a regulatory risk per se, but they could create contract compliance issues, which may yield contractual damages, be costly to resolve and may hurt our reputation and restrict our ability to service such organizations in the future.

●	Various state licensure, registration and certification laws are applicable to pharmacies, pharmacists, pharmacy technicians and other pharmacy personnel. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states. Additionally, if we or any of our personnel violate conditions of their pharmacy or pharmacist licensure, we could face penalties and lose valuable personnel.

●	A number of federal and state laws and registration requirements are applicable to the purchase, handling, and dispensing controlled substances. If we are unable to maintain our registrations this could limit or affect our ability to purchase, handle, or dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions.

●	Federal and state laws and policies require pharmacies to maintain, enroll and participate in federal healthcare programs or to report specified changes in their operations to the agencies that administer these programs. If we do not comply with these laws, we may not be able to participate in some federal healthcare programs, which could compromise our ability to sell our solutions.

●	A number of FDA regulations and guidance documents are relevant to our business. Some technologies and software applications used in healthcare analytics, genomic testing, and analysis are considered medical devices and are subject to regulation by the FDA. However, the 21st Century Cures Act, signed into law in 2016, created new statutory exemptions for medical-related software, and the FDA has issued draft guidance documents for its proposed interpretation of these exemptions. If the FDA determines that any of our current or future services, technologies, or software applications are regulated by the FDA as medical devices, we would become subject to various laws, regulations and policies enforced by the FDA or other governmental authorities, including both premarket and post-market requirements, and we would need to bring the affected services, technologies, or software into compliance with such requirements. The FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements. The FDA and state regulators, such as state boards of pharmacy, also regulate drug packaging and repackaging. Our drug packaging activities must comply with the relevant FDA and state statutes, regulations and policies. Noncompliance with applicable FDA or state requirements, including those related to pharmaceutical and medical device promotional practices and the pre-market and post-market approval requirements for medical devices can result in an enforcement action that could substantially harm our business. Changes in existing regulatory requirements, our failure to comply with current or future requirements or adoption of new requirements could negatively affect our business.

●	Clinical laboratories that perform human genomic testing are subject to oversight by CMS and state regulators, including the Eliminating Kickbacks in Recovery Act of 2018. If the laboratories that we partner with for genomic testing are not in compliance with the applicable CMS or state laws or regulations, they could be subject to enforcement action, which could negatively affect our business.

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

Our executive officers and directors, combined with our stockholders who own more than five percent of our outstanding capital stock, in the aggregate, beneficially own shares representing approximately 24% of our capital stock. As a result, if these stockholders were to choose to act together, they may be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

●	delay, defer or prevent a change in control;

●	entrench our management and the board of directors; or

●	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

As a result, these executive officers, directors and current five percent or greater stockholders could pursue transactions that may not be in our best interests and which could harm our business.

Some provisions of Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws may deter third parties from acquiring us.

Our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

●	divide our board of directors into three staggered classes of directors that are each elected to three-year terms;

●	provide that the authorized number of directors may be changed only by resolution of our board of directors;

●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	prohibit stockholder action by written consent;

●	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer; and

●	require advance notice to be given by stockholders for any stockholder proposals or director nominees.

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

The market price of, and trading volume for, our common stock may be influenced by many factors, some of which are beyond our control, including, among others, the following:

●	the success of competitive products, services or technologies;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to developing any of our products or services;

●	the results of our efforts to discover, develop, acquire or in-license additional products;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us

●	changes in the structure of healthcare payment systems;

●	market conditions in the healthcare technology sector;

●	global and general economic, industry and market conditions; and

●	the other factors described in this "Risk Factors" section.

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

The market price for our common stock has varied between a high of $69.20 on February 21, 2020 and a low of $38.20 on December 13, 2019 in the twelve-month period ending on March 2, 2020. This volatility may affect the price at which you could sell the common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “—Risks Relating to Our Business and Industry”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of February 15, 2020, we had outstanding approximately 22,381,554 shares of our common stock, of which approximately 1,025,959 are restricted, and options to purchase approximately 2,716,354 shares of our common stock (of which approximately 1,724,433 were exercisable) as of that date. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported a material weakness in our internal controls over financial reporting related to our failure to design and maintain user access and program change management controls that adequately restricted user and privileged access and program change related to a certain information technology system that supports the SRx business. In addition, we had identified other deficiencies in the design and operation of controls related to administrative access and program change management of certain other information technology systems, which based upon our assessment when considered in the aggregate was a material weakness as of December 31, 2018. During the year ended December 31, 2019, we completed remediation measures to correct the control deficiencies contributing to the material weaknesses, and concluded each material weakness was remediated and that our internal controls over financial reporting were operating effectively as of December 31, 2019.

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we have additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. If we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected and we could become subject to investigations by the Nasdaq Global Market, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.

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

To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We may need to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company will also require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may also divert management's attention from other business concerns.

As of January 1, 2019, we were no longer an "emerging growth company" as defined in the JOBS Act and we are no longer eligible to take advantage of temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, we have incurred and expect to continue to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. Moreover, if we do not comply with the requirements of Section 404, or if we identify additional deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change federal net operating loss carryforwards, or NOLs, and other pre-change federal tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes as a result of shifts in our stock ownership that could limit the use of our NOLs. State NOL carryforwards may be similarly or more stringently limited. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability

Risks Related to Our Convertible Senior Subordinated Notes

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

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2026 Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2026 Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the 2026 Convertible Notes. As a result, we are be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2026 Convertible Notes to their face amount over the term of the 2026 Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

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

In connection with the pricing of the 2026 Convertible Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the Convertible Notes and/or their respective affiliates, which we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal properties as of December 31, 2019 are described below:

Our corporate headquarters is located in Moorestown, New Jersey, where we lease an aggregate of 100,062 square feet of space under four lease agreements that expire in January 2030. Our corporate headquarters contains administrative and executive office spaces, a facility for prospective medication risk management which uses our proprietary technology and pharmacy distribution services, including competitive-inhibition informed robotic adherence packaging, and our Enhanced Medication Therapy Management call center.

We also lease an aggregate of 12,637 square feet dedicated to pharmacy distribution services in Boulder, Colorado and South San Francisco, California.

To support our medication risk mitigation services and administrative offices for SRx, we lease an aggregate of 30,065 square feet in Tucson, Arizona; Phoenix, Arizona; Gainesville, Florida; and Austin, Texas. In addition, we entered into new lease agreements for 20,485 of additional square footage in Tucson, Arizona to expand our medication risk mitigation services. We expect to occupy these spaces in the first and second quarters of 2020.

As a result of our acquisition of PrescribeWellness in 2019, we acquired 30,614 square feet of space under lease agreements in Irvine, California; Rochester, New York; and Quincy, Massachusetts.

Our health plan management services and related administrative offices lease an aggregate of 22,613 square feet in Webster Groves, Missouri; St. Louis, Missouri; and Eden Prairie, Minnesota.

We lease 9,968 square feet of office space in Charleston, South Carolina dedicated to a software research and development center. We also lease an aggregate of 10,646 square feet of office spaces in Florida to support our scientific research and education center.

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

Holders

As of February 15, 2020, we had 86 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities

Dividends

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock between September 29, 2016, the first day of trading of our common stock, and December 31, 2019, to the cumulative total returns of the Nasdaq Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the IPO price of $12 on September 29, 2016 in our common stock, the Nasdaq Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Purchases of Equity Securities

On April 25, 2017 our board of directors authorized the repurchase of up to $5.0 million of our common stock at prevailing market prices, from time to time through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The repurchase program expired on March 15, 2019. Historically, we have funded repurchases of our common stock through a combination of cash on hand, cash generated by operations or borrowings under our Amended and Restated 2015 Line of Credit. During the year ended December 31, 2019, we did not repurchase any shares of common stock.

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015 are derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Revenue:
Product revenue	$137,130	$112,760	$95,238	$76,779	$60,060
Service revenue	147,577	91,510	38,247	18,012	9,979
Total revenue	284,707	204,270	133,485	94,791	70,039
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	102,351	84,935	72,778	57,724	45,829
Service cost	79,004	52,734	20,877	7,453	3,299
Total cost of revenue, exclusive of depreciation and amortization	181,355	137,669	93,655	65,177	49,128
Operating expenses:
Research and development	21,739	12,222	5,628	3,811	2,877
Sales and marketing	25,273	9,667	5,542	3,860	2,880
General and administrative	50,897	28,181	21,181	11,886	7,115
Change in fair value of acquisition-related contingent consideration expense (income)	3,816	49,468	(6,173)	(338)	(2,059)
Depreciation and amortization	34,276	16,802	9,512	5,115	3,933
Total operating expenses	136,001	116,340	35,690	24,334	14,746
(Loss) income from operations	(32,649)	(49,739)	4,140	5,280	6,165
Other expense (income):
Change in fair value of warrant liability	—	—	—	(639)	2,786
Interest expense	15,986	906	688	4,488	5,915
Loss on extinguishment of debt	—	—	—	6,411	—
Total other expense	15,986	906	688	10,260	8,701
(Loss) income before income taxes	(48,635)	(50,645)	3,452	(4,980)	(2,536)
Income tax (benefit) expense	(16,199)	(3,376)	(9,339)	541	328
Net (loss) income	$(32,436)	$(47,269)	$12,791	$(5,521)	$(2,864)
Net (loss) income attributable to common stockholders:
Basic	$(32,436)	$(47,269)	$12,791	$(3,082)	$(12,830)
Diluted	$(32,436)	$(47,269)	$12,791	$(6,160)	$(12,830)
Net (loss) income per share attributable to common stockholders:
Basic	$(1.57)	$(2.48)	$0.76	$(0.41)	$(2.97)
Diluted	$(1.57)	$(2.48)	$0.68	$(0.53)	$(2.97)
Weighted average common shares outstanding:
Basic	20,622,258	19,098,294	16,730,418	7,486,131	4,318,779
Diluted	20,622,258	19,098,294	18,774,374	11,591,210	4,318,779

Adjusted EBITDA (1)	$37,921	$29,321	$17,247	$14,362	$8,604

(1)	Adjusted EBITDA is a non-GAAP financial measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA " for our definition of Adjusted EBITDA, why we present Adjusted EBITDA, limitations on the usefulness of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income, the most nearly comparable GAAP measurement.

	December 31,
	2019	2018	2017	2016	2015
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash	$42,478	$20,278	$10,430	$4,345	$2,026
Working capital *	54,535	(12,417)	7,684	7,558	(39,440)
Total assets	492,391	270,957	187,832	75,642	58,602
Line of credit	—	45,000	—	—	10,000
Long-term debt, including current portion	226,419	1,097	1,705	1,746	13,956
Notes payable to related parties	—	—	—	—	250
Notes payable related to acquisition	—	—	—	—	15,620
Warrant liability	—	—	—	—	5,569
Total liabilities	306,843	131,948	63,944	16,633	61,257
Total redeemable convertible preferred stock	—	—	—	—	28,973
Total stockholders’ equity (deficit)	$185,548	$139,009	$123,888	$59,009	$(31,628)

*

Working capital as of December 31, 2018 was negative due to the inclusion of $43.4 million for the current portion of the acquisition-related contingent consideration liability. See Note 17 of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section in Part 1, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leader in providing medication safety technology and services that enable prescribers and pharmacists to engage patients, optimize medication regimens, improve patient outcomes, reduce hospitalizations, and lower healthcare costs. We deliver our solutions through technology-enabled products and services for medication risk management, which includes bundled prescription fulfillment and reminder packaging services for certain client populations with complex prescription needs. Many of our products and services are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, which enables optimization of a patient's medication regimen, personalized medication selection, dosage levels, and time-of-day administration, and reduction of the total medication burden by eliminating unnecessary prescriptions. We believe we offer the first prospective clinical approach to medication risk management, which is designed to increase patient safety and promote adherence to a patient's personalized medication regimen.

Our cloud-based software applications are designed to assist prescribers and pharmacists with patient engagement, identification of high risk patients, clinical decision support, documentation of clinical interactions, ordering medications and lab tests, and care management.

Our personalized medication risk management services can be based on our MRM Matrix technology. For each patient, the personalized MRM Matrix incorporates personal medical history data inputs, summarizes the aggregate risk of the medications the patient is taking based on proprietary algorithms and provides clinical alerts, including for the risk of cognitive impairment, sedation, and an unintentional overdose. This MRM Matrix can be utilized by prescribers independently or analyzed by our pharmacists, to optimize each patient's medication regimen.

At the end of 2017 we were serving 170 healthcare organizations and over 4,600 pharmacies. At the end of 2018 we were serving 224 healthcare organizations and over 4,600 pharmacies. As of December 31, 2019, this number had grown to 237 healthcare organizations and over 16,900 pharmacies. The increase in the number of pharmacies in 2019 was primarily due to the PrescribeWellness acquisition.

Our total revenues for the years ended December 31, 2019, 2018, and 2017 were $284.7 million, $204.3 million, and $133.5 million, respectively. We incurred a net loss of $32.4 million for the year ended December 31, 2019, incurred a net loss of $47.3 million for the year ended December 31, 2018, and generated a net income of $12.8 million for the year ended December 31, 2017. Our adjusted EBITDA for the year ended December 31, 2019 was $37.9 million compared to $29.3 million and $17.2 million for the years ended December 31, 2018 and 2017, respectively. See "Non-GAAP Financial Measures — Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net losses to Adjusted EBITDA.

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing healthcare landscape if we are to remain competitive. We will also need to effectively manage our growth, especially related to our expansion beyond the PACE and post-acute markets to other at-risk providers and payers. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

Key Business Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate and manage our business. These metrics are useful in evaluating our operating performance compared to that of other companies in our industry.

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(Dollars in thousands)
Revenues	$284,707	$204,270	$80,437	39%
Net loss	(32,436)	(47,269)	14,833	31
Adjusted EBITDA	37,921	29,321	8,600	29

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Revenues	$204,270	$133,485	$70,785	53%
Net (loss) income	(47,269)	12,791	(60,060)	nm
Adjusted EBITDA	29,321	17,247	12,074	70

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

Revenue retention rate

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as our revenue retention rate. We calculate our revenue retention rate at the end of each calendar year by dividing total revenue in the year from client contracts that have not been renewed or have been terminated during the year by our total revenue for that year, and subtracting this quotient from 100%. Our annual revenue retention rate was 98%, 99%, and 99% for the years ended 2019, 2018, and 2017, respectively.

Client retention rate

We monitor our client retention rate as a measure for our overall business performance. We believe that our ability to retain clients is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our client retention rate. We calculate this rate by dividing the number of client terminations and client non-renewals during a calendar year by the total number of clients serviced during that year, and subtracting this quotient from 100%. Our annual client retention rate was 91%, 96%, and 95% for the years ended 2019, 2018, and 2017, respectively. The decline in client retention is the direct result of including the PrescribeWellness customer base in our calculation. While PrescribeWellness has a higher churn than the rest of our business, due to the nature of the contracts, it is low compared to many SaaS businesses.

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

Recent Developments

Acquisitions

On March 5, 2019, we entered into and consummated the transactions contemplated by a Merger Agreement, pursuant to which we acquired PrescribeWellness, LLC, a Nevada limited liability company, or PrescribeWellness. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 12,000 pharmacies with patients, payers, providers and pharmaceutical companies. We paid $150 million in cash consideration, subject to customary adjustments set forth in the Merger Agreement. A portion of the consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

On January 2, 2019, we completed our acquisition of the outstanding share capital and options to purchase share capital of DoseMe Holdings Pty Ltd, or DoseMe, a proprietary company limited by shares organized under the Laws of Australia. DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists more accurately dose patients’ high-risk parenteral medications. The acquisition was made pursuant to a Share Purchase Deed made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10.0 million paid upon closing, subject to certain customary post-closing adjustments, (ii) the issuance of 149,053 shares of our common stock, and (iii) contingent purchase price consideration. The stock consideration issued upon closing had an acquisition-date fair value of $9.5 million. During the third quarter of 2019, we elected to accelerate the payment of the contingent earn out payment and paid $8.8 million in full satisfaction of the contingent purchase price consideration.

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

On May 1, 2018, we entered into an Asset Purchase Agreement with Peak PACE Solutions, LLC, or Peak PACE, and certain other parties thereto pursuant to which we acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7.7 million payable upon the closing of the acquisition, subject to certain customary post-closing adjustments and (ii) contingent purchase price to be paid in cash based on the achievement of certain performance goals for the twelve-month period ended December 31, 2018. We made the final cash payment of $1.6 million in full satisfaction of the Peak PACE acquisition-related contingent consideration payable during the second quarter of 2019.

We account for acquisitions using the purchase method of accounting. We allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed, based on estimated fair values at the date of the acquisition. The results of operations from the acquisition are included in our consolidated financial statements from the acquisition date.

Financing

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of our common stock per $1,000 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of our common stock. Upon conversion, we will pay or deliver, as the case may be, shares of our common stock, cash or a combination thereof at our option. In connection with the offering of the notes, we entered into convertible note hedge transactions with affiliates of certain of the initial purchasers, or the option counterparties, of the notes pursuant to the terms of call option confirmations. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

Corporate Reorganization

Effective January 1, 2020, in order to facilitate the administration, management and development of our business, and minimize the burden on our tax and regulatory reporting obligations, we implemented a reorganization pursuant to which all of our domestic subsidiaries, other than CK Solutions, LLC, merged with and into our wholly-owned subsidiary CareKinesis, Inc. (which had previously changed its legal name to TRHC OpCo, Inc., or TRHC OpCo, on December 20, 2019), and as a result thereof, following such reorganization, our only directly owned subsidiary is TRHC OpCo which is the parent of CK Solutions, LLC and the three DoseMe foreign subsidiaries.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities. For the years ended December 31, 2019, 2018, and 2017, product sales represented 48%, 55%, and 71% of our total revenue, respectively. For the years ended December 31, 2019, 2018, and 2017, service revenue represented 52%, 45%, and 29% of our total revenue, respectively.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to PACE organizations. Revenue from medication risk management, or MRM, prescription fulfillment services is recognized when medications are delivered to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

Service Revenue

Service revenue consists of MRM services, health plan management services, and pharmacy cost management services.

MRM services. We provide an array of medication risk management services. These services include identification of high risk individuals, patient engagement, medication regimen reviews, and software for pharmacists to track clinical interventions regarding optimizing medication therapy, including dosing, and methodologies to increase adherence. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and a fee for each comprehensive medication review completed. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period.

Health plan management services. We have a stand ready obligation to provide risk adjustment services, electronic health record solutions and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of per member per month fees. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and fees for these services are generally billed monthly.

Pharmacy cost management services. We have a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or a percentage of monthly transactions incurred. Revenue from these stand ready services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate. We also generate revenue from the sale of drug utilization data to drug manufacturers. Revenues related to the sale of drug utilization data are recognized when the data is submitted to the drug manufacturers based upon an estimate that uses historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and fees from the sale of drug utilization data are collected approximately 180 days after submission.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of prescription medications under our medication risk management offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For each of the years ended December 31, 2019, 2018, and 2017 prescription medication costs represented 79% of our total product costs. In addition to costs incurred for the prescription medications we dispense, other costs include expenses to package, dispense and distribute prescription medications, expenses associated with our prescription fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of our technology platform. Such costs also include direct overhead expenses, as well as allocated miscellaneous overhead costs. We allocate miscellaneous overhead costs among functions based on employee headcount.

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

We capitalize certain costs incurred in connection with obtaining or developing proprietary software platforms, which are used to support our service contracts, including direct costs of material and services and payroll costs for employees directly involved with the software development. Capitalized software development costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post implementation stage, as well as maintenance and training costs, are expensed as incurred. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our existing suite of software solutions.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses are primarily attributable to our capital investment in equipment and our capitalized software development and acquisition-related intangibles.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Notes, our revolving credit facility, and our finance lease obligations. It also includes the amortization of debt discount and debt issuance costs related to these various debt arrangements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
Revenue:
Product revenue	$137,130	$112,760	$24,370	22%
Service revenue	147,577	91,510	56,067	61
Total revenue	284,707	204,270	80,437	39
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	102,351	84,935	17,416	21
Service cost	79,004	52,734	26,270	50
Total cost of revenue, exclusive of depreciation and amortization	181,355	137,669	43,686	32
Operating expenses:
Research and development	21,739	12,222	9,517	78
Sales and marketing	25,273	9,667	15,606	161
General and administrative	50,897	28,181	22,716	81
Change in fair value of acquisition-related contingent consideration expense	3,816	49,468	45,652	92
Depreciation and amortization	34,276	16,802	17,474	104
Total operating expenses	136,001	116,340	19,661	17
Loss from operations	(32,649)	(49,739)	17,090	34
Interest expense, net	15,986	906	15,080	nm
Loss before income taxes	(48,635)	(50,645)	2,010	4
Income tax benefit	(16,199)	(3,376)	(12,823)	nm
Net loss	$(32,436)	$(47,269)	$14,833	31%

nm = not meaningful

Product Revenue

Product revenue increased $24.3 million, or 22%, from $112.8 million for the year ended December 31, 2018 to $137.1 million for the year ended December 31, 2019. New MRM prescription fulfillment clients acquired period over period contributed $3.2 million to the increase. Increased prescription fulfillment volume from growth in the number of patients served by our existing clients represented approximately $17.1 million of the increase, and medication mix of prescriptions filled and payer mix contributed to an additional $4.0 million of the overall increase in product revenue.

Service Revenue

Service revenue increased $56.1 million, or 61%, from $91.5 million for the year ended December 31, 2018 to $147.6 million for the year ended December 31, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $42.0 million to the increase. Each acquisition experienced growth from the revenue run-rates recognized at the closing dates. Excluding the impact of acquisitions, MRM service revenue grew approximately $8.7 million, primarily related to the expansion of existing customer relationships. Health plan management services increased $3.1 million primarily as a result of growth in our risk adjustment services. In addition, pharmacy cost management services increased $2.3 million related to more favorable revenues on the sale of medication utilization data.

Cost of Product Revenue

Cost of product revenue increased $17.4 million, or 21%, from $84.9 million for the year ended December 31, 2018 to $102.3 million for the comparable period in 2019. New MRM prescription fulfillment clients acquired period over period contributed $2.2 million to the increase. In addition, increased prescription volume as a result of growth in the number of patients served by our existing customers contributed approximately $10.4 million to the change. Manufacturer price increases and medication mix of prescriptions filled for our clients' patients contributed an additional $1.2 million to the overall increase in the cost of product revenue. In addition, personnel costs, including stock-based compensation, increased $1.9 million due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance based increases. Distribution charges represented $1.6 million of the increase and related to higher shipping volume for the medications we fulfilled for our clients’ patients.

Cost of Service Revenue

Cost of service revenue increased $26.3 million, or 50%, from $52.7 million for the year ended December 31, 2018 to $79.0 million for the year ended December 31, 2019. The recent acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed approximately $16.9 million to the increase in service costs. Excluding the impact of the acquisitions, MRM service costs increased approximately $7.4 million, of which $5.3 million was primarily due to increases in headcount and related employee compensation, including stock-based compensation, to support the growth of our MTM service offerings. MRM service costs also increased due to a $1.6 million increase in contract labor costs, as well as increases in information technology expenses. Service costs related to our health plan management services, excluding the impact of the recent acquisitions, increased $2.7 million primarily as a result of an increase in employee compensation costs to support the growth in the risk adjustment operations of our health plan management services. These increases in service cost were offset by a decrease in our pharmacy cost management due to lower claim submission activity.

Research and Development Expenses

Research and development expenses increased $9.5 million, or 78%, from $12.2 million for the year ended December 31, 2018 to $21.7 million for the year ended December 31, 2019. The acquisitions of DoseMe and PrescribeWellness contributed $1.6 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in research and development costs was largely due to an increase in employee compensation costs of approximately $6.4 million, of which $4.8 million related to increased stock compensation costs related to grants made during 2019 as well as performance-based equity awards granted in the third quarter of 2018. The remaining increase in employee compensation costs was primarily due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases. Research and development expenses were also impacted by a $761 thousand increase in contractor costs and a $399 thousand increase in rent expense due to the expanded office space for our healthcare analytics and software development departments at our Moorestown, New Jersey headquarters and our new research facility in Lake Nona, Florida. The remaining increase was primarily attributable to increases in information technology spending and travel costs to support development efforts.

Sales and Marketing Expenses

Sales and marketing expenses increased $15.6 million, or 161%, from $9.7 million for the year ended December 31, 2018 to $25.3 million for the year ended December 31, 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe and PrescribeWellness contributed $10.0 million to the increase, which primarily related to employee compensation costs. Excluding the acquisitions, the increase in sales and marketing expense was primarily due to a $4.9 million increase in personnel costs, which included an increase in stock compensation expenses of $2.5 million related to equity awards granted during 2019, additional headcount to support the expansion of our sales team, and increases in salaries and benefits related to market adjustments and performance-based increases for our existing employees. The remaining increases in sales and marketing expenses was primarily due to a $568 thousand increase in conference and other travel costs related to business development activities.

General and Administrative Expenses

General and administrative expenses increased $22.7 million, or 81%, from $28.2 million for the year ended December 31, 2018 to $50.9 million for the year ended December 31, 2019. The acquisitions of Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness contributed $10.2 million to the increase in expenses, which consisted primarily of employee compensation costs, including stock compensation, information technology expenses, business insurance costs, and rent and utilities expenses. Excluding the acquisitions, higher employee compensation costs of $8.5 million were primarily due to an increase in stock compensation of $5.4 million related to equity awards granted during 2019, an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases. Professional service fees primarily related to audit, tax and internal control services and legal fees represented $1.9 million of the increase. In addition, general and administrative expenses increased $1.5 million as a result of acquisition related transaction costs related to the acquisitions of DoseMe and PrescribeWellness in 2019. The remaining increase is primarily attributable to increased information technology expenses due to operational growth.

Acquisition-related Contingent Consideration Expense

During the years ended December 31, 2019 and 2018, we recorded a $3.8 million and $49.5 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the year ended December 31, 2019, we recorded a $3.0 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement, and the decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. As of December 31, 2019, the Cognify contingent consideration liability was $10.8 million with the potential for up to an additional $3.2 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021. During the year ended December 31, 2018, we recorded a remeasurement gain of $300 thousand for the change in the fair value of the Cognify acquisition-related contingent consideration.

During the year ended December 31, 2019, we recorded a charge of $30 thousand related to the fair value adjustment of the final DoseMe acquisition-related contingent consideration amount. We elected to accelerate the payment of the DoseMe contingent consideration and made a final cash payment during the third quarter of 2019.

During the year ended December 31, 2019, we recorded a $624 thousand charge related to the fair value adjustments of the final SRx acquisition-related contingent consideration amount. During the year ended December 31, 2018, we recorded a $49.9 million charge related to the fair value adjustments of the SRx acquisition-related contingent consideration liabilities. The SRx acquisition-related contingent consideration liability was paid in full during the first quarter of 2019.

During the year ended December 31, 2019, we recorded a $163 thousand remeasurement charge related to the Peak PACE acquisition-related contingent consideration as a result of final purchase price adjustments. During the year ended December 31, 2018, we recorded a remeasurement gain of $141 thousand to the fair value of the Peak PACE acquisition-related contingent consideration related to fair value adjustments. The Peak PACE liability was paid in full during the second quarter of 2019.

During the first quarter of 2018, the final payment related to the acquisition-related contingent consideration associated with our acquisition of Medliance LLC, or Medliance, was paid in full. During 2018, we incurred $6 thousand related to the accretion of the final Medliance contingent consideration amount.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $17.5 million, or 104%, from $16.8 million for the year ended December 31, 2018 to $34.3 million for the year ended December 31, 2019. This increase was primarily due to $14.7 million of amortization expense related to intangible assets acquired from Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness in 2018 and 2019. The increase in amortization expense was also due to a $2.0 million increase in the amortization of capitalized software related to new software functionality placed into service since 2018, of which Mediture, Cognify, DoseMe, and PrescribeWellness accounted for $509 thousand of the increase. Depreciation expense also increased by $916 thousand, which primarily related to property and equipment acquired from Peak PACE, Mediture, Cognify, DoseMe, and PrescribeWellness.

Interest Expense

Interest expense increased $15.1 million from $906 thousand for the year ended December 31, 2018 to $16.0 million for the year ended December 31, 2019. The increase is primarily due to $15.6 million of interest expense on the 2026 Notes, which were issued in February 2019, which was partially offset by a decrease in interest expense on the Amended and Restated 2015 Revolving Line of Credit and a decrease in interest expense on finance leases.

Income Taxes

For the year ended December 31, 2019, we recorded an income tax benefit of $16.2 million, which resulted in an effective tax rate of 33.3%. The benefit primarily consists of the benefit generated by the Company’s losses, the benefit from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and exercising of nonqualified stock options during the period, offset by other tax expense due to the increase in the Company's valuation allowance.

For the year ended December 31, 2018, we recorded an income tax benefit of $3.4 million, which resulted in an effective tax rate of 6.7%. The benefit was primarily from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and exercising of nonqualified stock options during the period, offset by a tax expense generated from the fair value adjustment of the Company's contingent consideration liabilities.

Comparison of the Years Ended December 2018 and 2017

For a discussion of results of operations for fiscal 2018 compared to fiscal 2017, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense (income), severance expense related to the termination of two members of senior management in 2018, acquisition-related expense and stock-based compensation related expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net (loss) income for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(32,436)	$(47,269)	$12,791
Add:
Interest expense, net	15,986	906	688
Income tax benefit	(16,199)	(3,376)	(9,339)
Depreciation and amortization	34,276	16,802	9,512
Change in fair value of acquisition-related contingent consideration expense (income)	3,816	49,468	(6,173)
Severance expense	—	390	—
Acquisition-related expense	5,200	1,901	921
Stock-based compensation related expense	27,278	10,499	8,847
Adjusted EBITDA	$37,921	$29,321	$17,247

Adjusted Diluted Net (Loss) Income Per Share Attributable to Common Stockholders, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net (loss) income before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, acquisition-related expense, stock-based compensation related expense, severance expense related to the termination of two members of senior management in 2018 and the tax impact of those items, as well as adjustments for tax benefits related to the partial release of our valuation allowance and recognition of windfall benefits, expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

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

The following table reconciles net (loss) income per share attributable to common stockholders on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Year Ended December 31,
	2019		2018		2017
	(In thousands except per share amounts)
Reconciliation of diluted net (loss) income per share to Adjusted Diluted EPS
GAAP net (loss) income, basic, and net (loss) income per share, basic	$(32,436)	$(1.57)	$(47,269)	$(2.48)	$12,791	$0.76
GAAP net (loss) income, diluted, and net (loss) income per share, diluted	$(32,436)	$(1.57)	$(47,269)	$(2.48)	$12,791	$0.68
Adjustments:
Change in fair value of acquisition-related contingent consideration expense (income)	3,816		49,468		(6,173)
Amortization of acquired intangibles	25,684		11,151		5,645
Amortization of debt discount and issuance costs	10,595		—		—
Acquisition-related expense	5,200		1,901		921
Stock-based compensation related expense	27,278		10,499		8,847
Severance expense	—		390		—
Impact to income taxes (1)	(22,044)		(9,220)		(14,091)
Adjusted net income and Adjusted Diluted EPS	$18,093	$0.79	$16,920	$0.77	$7,940	$0.42
(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income (loss) adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net (loss) income per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Year Ended
	December 31,
	2019	2018	2017
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic for GAAP	20,622,258	19,098,294	16,730,418
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	—	1,395,687
Weighted average dilutive effect of restricted shares	—	—	638,938
Weighted average dilutive effect of contingent shares	—	—	9,331
Weighted average shares of common stock outstanding, diluted for GAAP	20,622,258	19,098,294	18,774,374
Adjustments:
Weighted average dilutive effect of stock options	1,522,196	1,747,882	—
Weighted average dilutive effect of restricted stock	762,665	863,067	—
Weighted average dilutive effect of contingent shares	39,088	261,266	—
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	22,946,207	21,970,509	18,774,374

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the year ended December 31, 2019, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $32.4 million, net loss of $47.3 million, and generated net income of $12.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations and strategic business acquisitions. We have funded our operations, working capital needs and investments with cash generated through operations, issuance of stock and borrowings under our credit facilities. At December 31, 2019, we had unrestricted cash of $42.5 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31,
	2019	2018	2017
Net cash (used in) provided by operating activities	$(5,815)	$15,830	$18,308
Net cash used in investing activities	(180,925)	(43,808)	(41,068)
Net cash provided by financing activities	208,292	42,577	28,845
Net increase in cash and restricted cash	$21,552	$14,599	$6,085

Operating Activities

Net cash used by operating activities was $5.8 million for the year ended December 31, 2019 and consisted primarily of our net loss of $32.4 million, $24.5 million in payments for the contingent purchase price consideration related to the SRx, Peak PACE and DoseMe acquisitions, changes in net deferred taxes of $16.4 million and changes in our operating assets and liabilities totaling $8.8 million, offset by the addition of noncash items of $76.3 million. The noncash items primarily included $34.3 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized software development costs and acquisition-related intangibles, $27.3 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees in 2018 and 2019, $10.9 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, and $3.8 million in the aggregate related to the change in fair value of the acquisition-related contingent consideration for SRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in prepaid and other current assets primarily due to an increase in contract assets related to our pharmacy cost management business, health plan management contracts and MRM service contracts, and an increase in prepaid information technology expenses. The change in operating assets and liabilities was also due to a decrease in accounts payable as a result of shorter payment terms with our new medication vendor, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract liability related to our performance obligations for our services, and interest expense.

Net cash provided by operating activities was $15.8 million for the year ended December 31, 2018 and consisted primarily of our net loss of $47.3 million and changes in our operating assets and liabilities totaling $10.0 million, offset by the addition of noncash items of $73.1 million. The noncash items primarily included $49.5 million in the aggregate related to the change in fair value of the acquisition-related contingent consideration for SRx, Peak PACE, and Cognify, $16.8 million of depreciation and amortization expenses related to leasehold improvements, capital equipment, capitalized internal-use software development costs, and acquisition related intangibles, and $10.4 million of stock-based compensation expense, which was primarily related to shares of restricted common stock granted to certain employees and stock options granted to employees in 2018, partially offset by a deferred tax benefit of $3.6 million. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the SRx, Peak PACE, Mediture, and Cognify acquisitions, an increase in prepaid expenses and other current assets primarily due to an increase in contract assets related to estimated drug utilization fees in pharmacy cost management services and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities. The increase in accrued expenses and other liabilities is primarily due to an increase in accrued contract labor costs to support our MRM services, accrued employee related expenses, and client fund obligations acquired from the Peak PACE and Mediture acquisitions.

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

Investing Activities

Net cash used in investing activities was $180.9 million for the year ended December 31, 2019 and reflected $158.8 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $14.5 million in software development costs, $7.5 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of equipment and improvements for our expanded office space at our Moorestown, New Jersey headquarters and our new research facility in Lake Nona, Florida and $1.2 million in connection with the purchase of developed technology to support our MRM services. Net cash used in investing activities was partially offset by proceeds received from the repayment of the $1.0 million note receivable issued to DoseMe Holdings Pty Ltd in 2018.

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

Net cash used in investing activities was $41.1 million for the year ended December 31, 2017 and reflected $34.5 million, net of cash acquired, paid in connection with the acquisition of SRx. In addition, net cash used in investing activities included $3.3 million in purchases of property, equipment and leasehold improvements, primarily related to our office space and headquarters in Moorestown, New Jersey, our new space in South Carolina dedicated to software development, and new space in South San Francisco, California dedicated to pharmacy dispensing, which we began to occupy in February 2017. Net cash used in investing activities also consisted of $3.3 million in software development costs.

Financing Activities

Net cash provided by financing activities was $208.3 million for the year ended December 31, 2019 and primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $3.7 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2019 was partially offset by a payment of $101.7 million for the convertible hedge options entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line of Credit, $29.1 million in payments for the contingent purchase price consideration related to the SRx, Peak PACE, and DoseMe acquisitions, $9.6 million in payments for debt financing costs, and $968 thousand in payments of long-term debt.

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

Funding Requirements

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the net proceeds from the offering to pay the cost of the convertible note hedge transactions entered into in connection with the offering and the remaining net proceeds to repay amounts outstanding under our Amended and Restated 2015 Line of Credit, fund the final payments related to the Peak PACE and SRx acquisition-relation contingent consideration liabilities, fund the PrescribeWellness acquisition in March 2019 and for general corporate purposes. In addition, we have $59.8 million available for borrowings under our Amended and Restated 2015 Revolving Line, and we were in compliance with all financial and operating covenants related to the Amended and Restated 2015 Line of Credit as of December 31, 2019. See Note 12 in our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information with respect to the convertible senior subordinated notes and the Amended and Restated 2015 Line of Credit.

We believe that our unrestricted cash of $42.5 million as of December 31, 2019, borrowing capacity under our Amended and Restated 2015 Line of Credit, and cash flows from continuing operations will be sufficient to fund our planned operations through at least March 31, 2021. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations as of December 31, 2019:

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
	(In thousands)
Convertible senior subordinated notes	$325,000	$—	$—	$—	$325,000
Contingent consideration payments (1)	10,800	—	10,800	—	—
Finance leases (2)	130	126	4	—	—
Operating leases (3)	30,525	4,439	7,465	6,393	12,228
Letter of credit (4)	200	—	—	—	200
Other (5)	2,680	360	2,320	—	—
Total	$369,335	$4,925	$20,589	$6,393	$337,428

(1)	Contingent consideration represents the estimated future cash payments as of December 31, 2019 related to our acquisition of Cognify in 2018. See Note 5 and Note 17 to our consolidated financial statements for additional information.
(2)	Finance lease obligations represent future lease payments for equipment including interest.
(3)	The operating lease obligations represent future lease payments for office space.
(4)	We are contingently liable for $200 thousand under an outstanding letter of credit related to our lease agreement for our corporate headquarters in Moorestown, New Jersey. The letter of credit renews annually and expires in September 2027.
(5)	Effective December 2018, we entered into a vendor agreement with a vendor to provide information technology related services that commits us to a minimum purchase obligation of $2.0 million in the first three years of the contract. As of December 31, 2019, approximately $1.6 million was remaining under the contract. In addition, effective January 1, 2020, we entered into an updated agreement with our data aggregation partner for our pharmacy cost management services, which commits us to a minimum purchase obligation of $30 thousand per month for 36 months.

Our existing office lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations.

In addition, effective March 2019, we entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc. to provide us with the pharmaceutical products that we sell. The contract commits us to a minimum purchase obligation of 98% of our total prescription product requirements from Thrifty Drug Stores through September 2020.

The contractual commitment amounts in the table and described above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction.

Off-Balance Sheet

During the periods presented, we did not have any off-balance sheet arrangements, as defined by applicable SEC rules and regulations.

Critical Accounting Policies and Significant Judgments and Estimates

We base this management's discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments, including those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets (including definite-lived intangible assets), (iv) the evaluation of revenue recognition criteria, (v) assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock-based compensation instruments, (vi) the realizability of long-lived assets including goodwill and intangible assets, (vii) the assumptions used to determine the fair value of right-of-use assets and liabilities for leases, and (viii) the assumptions used to determine the fair value of convertible debt instruments and related equity-classified conversion option. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

While we describe our significant accounting policies in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

We provide technology-enabled solutions tailored toward the specific needs of healthcare organizations, including payers, providers, and pharmacies. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which we have enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. We use the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of our contracts.

Product Revenue

MRM prescription fulfillment services. We have a stand ready obligation to provide prescription fulfillment pharmacy services, including dispensing and delivery of an unknown mix and quantity of medications, directly to healthcare organizations. Revenue from medication risk management, or MRM, prescription fulfillment services is recognized when medications are delivered to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments

Service Revenue

MRM services. We provide an array of medication risk management services. These services include identification of high risk individuals, patient engagement, medication regimen reviews, and software for pharmacists to track clinical interventions regarding optimizing medication therapy, including dosing, and methodologies to increase adherence. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and a fee for each comprehensive medication review completed. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of our MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed and guarantees by us for specific service level performance. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on our assessment of the total transaction price under each contract. The stand-alone selling price and amount of variable consideration recognized are adjusted as necessary at the end of each reporting period.

Health plan management services. We have a stand ready obligation to provide risk adjustment services, electronic health record solutions and third party administration services, which we collectively refer to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of per member per month fees. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and fees for these services are generally billed monthly.

Pharmacy cost management services. We have a stand ready obligation to provide monthly pharmacy cost management services which includes adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or a percentage of monthly transactions incurred. Revenue from these stand ready services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate. We also generate revenue from the sale of drug utilization data to drug manufacturers. Revenues related to the sale of drug utilization data are recognized when the data is submitted to the drug manufacturers based upon an estimate that uses historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and fees from the sale of drug utilization data are collected approximately 180 days after submission.

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

We account for contingent consideration in accordance with applicable guidance provided within the business combination accounting rules. As part of our consideration for the SRx, Peak PACE, Cognify and DoseMe acquisitions, we were and, with respect to certain acquisitions, are contractually obligated to pay certain consideration resulting from the outcome of future events. Therefore, we are required to update our underlying assumptions each reporting period, based on new developments, and record such contingent consideration liabilities at fair value until the contingency is resolved. Changes in the fair value of the contingent consideration liabilities are recognized each reporting period and included in our consolidated statements of operations.

Examples of critical estimates used in valuing certain intangible assets and contingent consideration include:

●	future expected cash flows from sales and acquired developed technologies;

●	the acquired company's trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company's portfolio;

●	the probability of meeting the future events; and

●	discount rates used to determine the present value of estimated future cash flows.

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

Goodwill

Goodwill consists of the excess purchase price over fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but tested for impairment annually. GAAP provides an entity an option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of new accounting standards. We adopted Accounting Standards Update No. 2016-02, Leases, as of January 1, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of December 31, 2019, there were no amounts outstanding under our Amended and Restated 2015 Line of Credit. We entered into the Amended and Restated 2015 Line of Credit to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a one percentage point increase in interest rates would have resulted in an approximate $63 thousand increase to our interest expense for the year ended December 31, 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

The Company acquired DoseMe and PrescribeWellness, collectively, the “Acquired Companies,” during 2019, and management excluded the Acquired Companies from its assessment of the effectiveness of the Company’s internal control over financial reporting. The Acquired Companies represent approximately 36.3% of total assets and 9.5% of total revenues of the Company as of and for the year ended December 31, 2019. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of the Company’s internal control over financial reporting in 2020.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon this evaluation and those criteria, management believes that, as of December 31, 2019, our internal controls over financial reporting were effective.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears below.

Changes in Internal Control Over Financial Reporting

As previously disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K for 2018 fiscal year, filed on March 1, 2019, we identified a material weakness in our internal controls over financial reporting related to our failure to design and maintain user access and program change management controls that adequately restricted user and privileged access and program change related to a certain information technology system that supports the SRx business. In addition, we had identified other deficiencies in the design and operation of controls related to administrative access and program change management of certain other information technology systems, which based upon our assessment when considered in the aggregate was a material weakness as of December 31, 2018.

During the year ended December 31, 2019, we completed our previously disclosed remediation measures to correct the control deficiencies contributing to the material weaknesses. We have (i) created a new information technology, or IT, compliance oversight function, which continues to expand; (ii) updated training programs addressing information technology controls, or ITGCs, and policies, and provided education to the control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems impacting financial reporting; (iii) developed and are maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) updated and enhanced risk assessment procedures and controls related to changes in IT systems; (v) implemented an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) designed and implemented effective IT controls at SRx to restrict privileged IT access and monitor access on a frequent basis. During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2019.

Except for the changes in connection with our implementation of the remediation plan above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Tabula Rasa HealthCare, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tabula Rasa HealthCare, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired DoseMe Holdings, Pty, Ltd and Prescribe Wellness, LLC (collectively, the Acquired Companies) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, the Acquired Companies’ internal control over financial reporting associated with approximately 36.3% of total assets and 9.5% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2020

Item 9B. Other Information

None.

Part III.

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders, or the Proxy Statement, or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Proxy Statement under the following captions: “Proposal 1: Election of Directors,” “Executive Officers” and “Corporate Governance” and possibly elsewhere therein and is incorporated herein by reference

Code of Ethics

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Proxy Statement under the following caption: “Security Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2019” and possibly elsewhere therein and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be included in our Proxy Statement under the following caption: “Certain Relationships and Related Party Transactions” and possibly elsewhere therein and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Proxy Statement under the following caption: “Principal Accountant Fees and Services” and possibly elsewhere therein and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1#	Asset Purchase Agreement, dated as of April 22, 2014, by and among Capstone Performance Systems, LLC (Delaware), CareKinesis, Inc., Capstone Performance Systems, LLC (Colorado), PPS Holdings, Inc. and David M. Reyes and Ronda L. Hackbart-Reyes	S-1	1/4/2016	2.2
2.2#	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonía HealthCare Corporation, Michael Deitch, Fletcher McCusker, and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
2.3#	Membership Interest Purchase Agreement, made and entered into as of August 31, 2018, by and among TRHC MEC Holdings, LLC, each member of Mediture LLC and eClusive L.L.C., and Kelley Business Law, PLLC, solely in its capacity as the Seller Representative	10-Q	11/8/2018	2.1
2.4#	Stock Purchase Agreement, made and entered into as of October 19, 2018, by and among TRHC MEC Holdings, LLC, the stockholders of Cognify, Inc., and Mace Wolf, solely in his capacity as the Sellers’ Representative	10-K	3/1/2019	2.6
2.5#	Share Purchase Deed, made and entered into on November 30, 2018, by and among Tabula Rasa HealthCare, Inc., DM Acquisition Pty Ltd, the shareholders and option holders of DoseMe Holdings Pty Ltd ACN 168 742 336 set forth on the signature page thereto under the heading “Sellers” and Charles Cornish, solely in his capacity as the Seller Representative	8-K	12/3/2018	2.1
2.6#	Merger Agreement, dated March 5, 2019, by and among Tabula Rasa HealthCare, Inc., TRHC PW Acquisition, LLC, Prescribe Wellness, LLC and Fortis Advisors, LLC, as Holder Representative	8-K	3/5/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Indenture, dated as of February 12, 2019, between Tabula Rasa HealthCare, Inc. and U.S. Bank National Association, as trustee.	8-K	2/12/2019	4.1
4.2	Form of Note (included in Exhibit 4.1)	8-K	2/12/2019	4.1
4.3	Description of Registrant’s Securities				X
10.1*	Tabula Rasa HealthCare, Inc. Amended and Restated 2014 Equity Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreements and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.1
10.2	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
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

		S-1	1/4/2016	10.6
10.4	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.5	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., CareVentions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.6	Amended and Restated Loan and Security Agreement, dated September 6, 2017, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems,LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, SinfoníaRx, Inc., Sinfonía HealthCare Corporation, TRCRD, Inc., TRSHC Holdings, LLC, the several banks and other financial institutions or entities from time to time party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	9/7/2017	10.1
10.7	Loan and Security Modification Agreement, dated May 1, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc. and Western Alliance Bank	10-Q	8/8/2018	10.1

10.8	Loan and Security Modification Agreement, dated August 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc., the several banks and other financial institutions or entities party thereto and Western Alliance Bank	10-Q	11/8/2018	10.2
10.9	Loan and Security Modification Agreement, entered into as of October 19, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	2/8/2019	10.1
10.10	Loan and Security Modification Agreement, entered into as of December 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	1/2/2019	10.1
10.11	Loan and Security Modification Agreement, entered into as of February 7, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	2/8/2019	10.2
10.12	Loan and Security Modification Agreement, entered into as of March 5, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	10-Q	5/10/2019	10.2
10.13

Loan and Security Modification Agreement, entered into as of December 20, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Careventions, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and DoseMe, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders

					X
10.14*	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
10.15*	Form of Director Stock Unit Agreement				X
10.16	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 100), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018.	10-K	3/1/2019	10.11
10.17	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 200), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018	10-K	3/1/2019	10.12
10.18	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 300), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018	10-K	3/1/2019	10.13
10.19#	Affiliated Pharmacy Agreement, dated March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.	10-Q	5/10/2019	10.11
10.20#	Pharmaceutical Program Supply Agreement, effective as of March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.	10-Q	5/10/2019	10.12
10.21*	Tabula Rasa HealthCare, Inc. Annual Incentive Plan, effective January 1, 2017	8-K	4/28/2017	10.4
10.22*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Calvin Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.1
10.23*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Orsula Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.2
10.24*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Brian Adams and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.3
10.25*	First Amendment to the Tabula Rasa Healthcare, Inc. Annual Incentive Plan, dated February 26, 2018	8-K	3/2/2018	10.4
10.26	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.1

10.27	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.2
10.28	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.3
10.29	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.4
10.30	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.5
10.31	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.6
10.32	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.7
10.33	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.8
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP				X
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

					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101)				X
*	Represents management contract or compensatory plan or arrangement.

**

This certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Tabula Rasa HealthCare, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K), irrespective of any general incorporation language contained in such filing.

#

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) or 601(b)(2) of Regulation S-K, as applicable. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.
Date: March 2, 2020	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2020	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
Date: March 2, 2020	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)
Date: March 2, 2020	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date: March 2, 2020	By:	/s/ SAMIRA K. BECKWITH
	Name:	Samira K. Beckwith
	Title:	Director
Date: March 2, 2020	By:	/s/ JAN BERGER
	Name:	Jan Berger
	Title:	Director
Date: March 2, 2020	By:	/s/ DENNIS K. HELLING
	Name:	Dennis K. Helling
	Title:	Director
Date: March 2, 2020	By:	/s/ DR. ORSULA V. KNOWLTON
	Name:	Dr. Orsula V. Knowlton
	Title:	Director
Date: March 2, 2020	By:	/s/ KATHRINE O’BRIEN
	Name:	Kathrine O’Brien
	Title:	Director
Date: March 2, 2020	By:	/s/ MICHAEL PURCELL
	Name:	Michael Purcell
	Title:	Director
Date: March 2, 2020	By:	/s/ PAMELA SCHWEITZER
	Name:	Pamela Schweitzer
	Title:	Director

Date: March 2, 2020	By:	/s/ A GORDON TUNSTALL
	Name:	A Gordon Tunstall
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Number

1.	Audited Consolidated Financial Statements of Tabula Rasa HealthCare, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4
	Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017	F-5
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017	F-6
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Supplemental Financial Data
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
	Schedule II – Valuation and Qualifying Accounts	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tabula Rasa HealthCare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tabula Rasa HealthCare, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence obtained over revenue

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $284.7 million in revenue for the year ended December 31, 2019, of which $137.1 million was product related and $147.6 million was service related. Service related revenue has multiple revenue streams. The Company’s processes and related information technology (IT) systems used to record revenue differ for each revenue stream.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter which required especially challenging auditor judgment due to the number of revenue streams, IT systems involved in the revenue recognition process and the previously identified material weakness in 2018. The material weakness related to ineffective IT controls for one IT system at one of the Company’s subsidiaries. This matter included determining the revenue streams over which procedures were performed and evaluating the nature and extent of evidence obtained over each revenue stream. It also included the involvement of IT professionals with specialized skills and knowledge to assist in the performance of certain procedures.

The primary procedures we performed to address this critical audit matter included the following. Based upon our risk assessment, we applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For each revenue stream over which procedures were performed, we tested certain internal controls over the Company’s revenue recognition processes. We assessed the recorded revenue by selecting transactions and compared the amounts recognized for consistency with underlying documentation, including contracts with customers, and the Company’s revenue recognition policies. In addition, we involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes. After completion of these procedures, we evaluated the overall sufficiency of audit evidence obtained over revenue.

Assessment of the fair value of certain intangible assets acquired from a business combination

As discussed in note 5 to the consolidated financial statements, the Company acquired Prescribe Wellness, LLC (PrescribeWellness) in 2019. The purchase price of the acquired business was $148.6 million. Of this amount, $20.0 million and $74.1 million was allocated to developed technology and client relationships, respectively. The purchase price was allocated to the assets acquired and liabilities assumed, in each case based on estimates of their respective fair values at the acquisition date. Fair values of intangible assets are estimated using valuation models prepared by the Company with assistance from third-party specialist.

We identified the assessment of the fair value of the developed technology and client relationships for the PrescribeWellness acquisition as a critical audit matter. The determination of the estimated fair value of acquired intangible assets resulted in the application of a high level of auditor judgment. The revenue growth rates and the discount rate assumptions used to determine the fair value of the acquired intangible assets were challenging to evaluate as minor changes to those assumptions could have a significant effect on the Company’s estimated amounts.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s business combination process, including controls related to the determination of the fair value of the acquired intangible assets, the related revenue growth rates, and the assumptions used to develop the discount rate. We evaluated the Company’s forecasted revenue growth rates for the acquired entity, by comparing the growth assumptions to forecasted growth rates in industry reports and peer companies’ analyst reports. We evaluated the acquired entity’s forecasted revenue growth rates by comparing to actual historical results. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

- Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities; and

- Developing an estimate of the acquired intangible assets fair value using the Company’s cash flow forecast and an independently developed discount rate, and compared the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Philadelphia, Pennsylvania

March 2, 2020

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$42,478	$20,278
Restricted cash	4,103	4,751
Accounts receivable, net	29,123	27,950
Inventories	3,700	3,594
Prepaid expenses	4,299	2,573
Other current assets	10,835	4,165
Total current assets	94,538	63,311
Property and equipment, net	15,798	11,865
Operating lease right-of-use assets	22,100	—
Software development costs, net	18,501	8,248
Goodwill	150,760	108,213
Intangible assets, net	189,413	77,206
Deferred income tax assets	—	75
Note receivable	—	1,000
Other assets	1,281	1,039
Total assets	$492,391	$270,957
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$125	$945
Current operating lease liabilities	4,350	—
Acquisition-related contingent consideration	—	43,397
Accounts payable	8,622	14,830
Accrued expenses and other liabilities	26,906	16,556
Total current liabilities	40,003	75,728
Line of credit	—	45,000
Long-term debt and finance leases, net	226,294	152
Noncurrent operating lease liabilities	21,017	—
Long-term acquisition-related contingent consideration	10,800	7,800
Deferred income tax liability	8,656	—
Other long-term liabilities	73	3,268
Total liabilities	306,843	131,948

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,496,999 and 20,719,297 shares issued and 22,321,310 and 20,557,537 shares outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Treasury stock, at cost; 175,689 and 161,760 shares at December 31, 2019 and December 31, 2018, respectively	(3,865)	(3,825)
Additional paid-in capital	288,345	209,330
Accumulated deficit	(98,934)	(66,498)
Total stockholders’ equity	185,548	139,009
Total liabilities and stockholders’ equity	$492,391	$270,957

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018	2017
Revenue:
Product revenue	$137,130	$112,760	$95,238
Service revenue	147,577	91,510	38,247
Total revenue	284,707	204,270	133,485
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	102,351	84,935	72,778
Service cost	79,004	52,734	20,877
Total cost of revenue, exclusive of depreciation and amortization	181,355	137,669	93,655
Operating expenses:
Research and development	21,739	12,222	5,628
Sales and marketing	25,273	9,667	5,542
General and administrative	50,897	28,181	21,181
Change in fair value of acquisition-related contingent consideration expense (income)	3,816	49,468	(6,173)
Depreciation and amortization	34,276	16,802	9,512
Total operating expenses	136,001	116,340	35,690
(Loss) income from operations	(32,649)	(49,739)	4,140
Interest expense, net	15,986	906	688
(Loss) income before income taxes	(48,635)	(50,645)	3,452
Income tax benefit	(16,199)	(3,376)	(9,339)
Net (loss) income	$(32,436)	$(47,269)	$12,791
Net (loss) income per share:
Basic	$(1.57)	$(2.48)	$0.76
Diluted	$(1.57)	$(2.48)	$0.68
Weighted average common shares outstanding:
Basic	20,622,258	19,098,294	16,730,418
Diluted	20,622,258	19,098,294	18,774,374

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	For the years ended December 31, 2019, 2018, and 2017
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2017	16,628,476	$2	—	$—	$91,027	$(32,020)	$59,009
Issuance of common stock, net of issuance costs	1,350,000	—	—	—	34,309	—	34,309
Issuance of common stock in connection with acquisition	520,821	—	—	—	11,541	—	11,541
Issuance of restricted stock	43,384	—	—	—	—	—	—
Shares surrendered by stockholder	(246)	—	—	—	—	—	—
Shares repurchased	—	—	(73,466)	(959)	—	—	(959)
Net exercise of stock warrants	28,431	—	—	—	—	—	—
Exercise of stock options	800,139	—	—	—	(1,555)	—	(1,555)
Stock-based compensation expense	—	—	—	—	8,752	—	8,752
Net income	—	—	—	—	—	12,791	12,791
Balance, December 31, 2017	19,371,005	2	(73,466)	(959)	144,074	(19,229)	123,888
Common stock offering issuance costs	—	—	—	—	(9)	—	(9)
Issuance of common stock in connection with acquisition	139,140	—	—	—	11,471	—	11,471
Issuance of restricted stock	445,659	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(8,294)	—	—	—	—
Shares repurchased	—	—	(80,000)	(2,866)	—	—	(2,866)
Exercise of stock options	763,493	—	—	—	3,503	—	3,503
Reclassification of contingent consideration liability to be settled with common stock	—	—	—	—	39,774	—	39,774
Disgorgement of short swing profits	—	—	—	—	156	—	156
Stock-based compensation expense	—	—	—	—	10,361	—	10,361
Net loss	—	—	—	—	—	(47,269)	(47,269)
Balance, December 31, 2018	20,719,297	2	(161,760)	(3,825)	209,330	(66,498)	139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	83,808	—	—	—	—	—	—
Issuance of restricted stock	591,402	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(13,239)	—	—	—	—
Exercise of stock options	339,214	—	(690)	(40)	3,742	—	3,702
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax effect	—	—	—	—	74,850	—	74,850
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	27,278	—	27,278
Net loss	—	—	—	—	—	(32,436)	(32,436)
Balance, December 31, 2019	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(32,436)	$(47,269)	$12,791
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,276	16,802	9,512
Amortization of deferred financing costs and debt discount	10,877	103	92
Deferred taxes	(16,353)	(3,648)	(9,467)
Stock-based compensation	27,278	10,361	8,752
Change in fair value of acquisition-related contingent consideration	3,816	49,468	(6,173)
Acquisition-related contingent consideration paid	(24,480)	—	—
Other noncash items	20	51	18
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	1,444	(9,456)	(1,765)
Inventories	(106)	(799)	116
Prepaid expenses and other current assets	(7,705)	(1,651)	295
Other assets	(269)	(460)	(187)
Accounts payable	(7,809)	(778)	1,288
Accrued expenses and other liabilities	5,712	2,599	2,626
Other long-term liabilities	(80)	507	410
Net cash (used in) provided by operating activities	(5,815)	15,830	18,308

Cash flows from investing activities:
Purchases of property and equipment	(7,474)	(4,988)	(3,303)
Software development costs	(14,487)	(5,558)	(3,314)
Purchases of intangible assets	(1,202)	(30)	—
Issuance of note receivable	—	(1,000)	—
Proceeds from repayment of note receivable	1,000	—	—
Acquisitions of businesses, net of cash acquired	(158,762)	(32,232)	(34,451)
Net cash used in investing activities	(180,925)	(43,808)	(41,068)

Cash flows from financing activities:
Payments for repurchase of common stock	—	(2,866)	(959)
Proceeds from exercise of stock options	3,702	3,523	480
Proceeds from disgorgement of short swing profits	—	156	—
Payments for employee taxes for shares withheld	—	—	(2,123)
Payments for debt financing costs	(9,630)	(175)	(221)
Borrowings on line of credit	—	45,000	35,342
Repayments of line of credit	(45,000)	—	(35,342)
Payments of equity offering costs	—	(364)	(365)
Payments of acquisition-related contingent consideration	(29,062)	(1,646)	(2,098)
Repayments of long-term debt and finance leases	(968)	(1,051)	(766)
Proceeds from issuance of convertible senior subordinated notes	325,000	—	—
Proceeds from sale of warrants	65,910	—	—
Purchase of convertible note hedges	(101,660)	—	—
Proceeds from issuance of common stock, net of underwriting costs	—	—	34,897
Net cash provided by financing activities	208,292	42,577	28,845

Net increase in cash and restricted cash	21,552	14,599	6,085
Cash and restricted cash, beginning of year	25,029	10,430	4,345
Cash and restricted cash, end of year	$46,581	$25,029	$10,430

Supplemental disclosure of cash flow information:
Acquisition of equipment under capital leases	$—	$442	$50
Additions to property, equipment, and software development purchases included in accounts payable and accrued expenses	$19	$175	$540
Deferred offering costs included in accounts payable	$—	$—	$355
Cash paid for interest	$3,181	$720	$599
Cash paid for taxes	$381	$—	$—
Interest costs capitalized to property and equipment and software development costs, net of depreciation and amortization	$321	$—	$—
Stock issued in connection with acquisitions	$9,504	$11,471	$11,541

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

(e)    Cost of Service Revenue (exclusive of depreciation and amortization)

Cost of service revenue includes all costs directly related to servicing the Company’s MRM service contracts, which primarily consist of labor costs, outside contractors, data acquisition costs, technology services, hosting fees and overhead costs. In addition, service costs include all labor costs, including stock-based compensation expense, directly related to the health plan management services and pharmacy cost management services and expenses for claims processing, technology services and overhead costs.

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

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The Company was a private company until its common stock commenced public trading on September 29, 2016, as such company-specific historical and implied volatility information is limited. Therefore, the Company estimates its expected stock volatility based on the combination of the historical volatility of a publicly traded set of peer companies and the historical volatility of its own traded stock price, and expects to continue to do so until such time that it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method. The expected term of the stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

(i)     Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock of the Company outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the impact of dilutive securities using the treasury stock method, to the extent that they are not anti-dilutive.

(j)     Cash

Cash at December 31, 2019 and 2018 consists of cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

(k)    Restricted Cash

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

	December 31,
	2019	2018
Cash	$42,478	$20,278
Restricted cash	4,103	4,751
Total cash and restricted cash as presented in the consolidated statements of cash flows	$46,581	$25,029

(l)     Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial condition, the amount of receivables in dispute and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $386 and $528 as of December 31, 2019 and 2018, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(m)   Inventories

Inventories consist of prescription medications and are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method.

(n) Leases

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

(p)    Software Development Costs, net

Certain development costs of the Company's internal-use software are capitalized in accordance with ASC Topic 350, Intangibles — Goodwill and Other ("ASC 350"), which outlines the stages of computer software development and specifies when capitalization of costs is required. The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services and payroll costs for employees directly involved with the software development. Projects that are determined to be in the development stage are capitalized. Subsequent additions, modifications, or upgrades to internal-use software are capitalized to the extent that they allow the software to perform tasks it previously did not perform. Capitalized software costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Capitalized internal-use software costs are amortized using the straight-line method over the remaining estimated

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

useful life of the assets, which is generally three years. Costs incurred in the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed.

(q)    Goodwill

Goodwill consists of the excess purchase price over fair value of net tangible and intangible assets acquired.

Goodwill is not amortized, but instead tested for impairment at least annually. Goodwill is assessed for impairment on October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. ASU 2011-08, Testing Goodwill for Impairment, provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required.

If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed. The Company has one reporting unit.

For the years ended December 31, 2019, 2018, and 2017, the Company performed a qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair value of its reporting unit is less than the carrying amount. Accordingly, no impairment loss was recorded for the years ended December 31, 2019, 2018, or 2017.

(r)    Impairment of Long-Lived Assets Including Other Intangible Assets

Long-lived assets consist of property and equipment, software development costs and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company has not recorded any impairment losses on long-lived assets for the years ended December 31, 2019, 2018, or 2017.

(s)    Deferred Debt Financing Costs

Costs related to obtaining debt financing are capitalized and amortized to interest expense over the term of the related debt using the effective-interest method. If debt is prepaid or retired early, the related unamortized deferred financing costs are written off in the period the debt is retired.

(t)    Contingencies

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

(u)    Shipping and Handling Costs

Shipping and handling costs are charged to cost of product revenue when incurred. Shipping and handling costs totaled $6,342, $4,708, and $3,652 for the years ended December 31, 2019, 2018, and 2017, respectively.

(v)  Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising expense of $469, $184, and $117 for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in sales and marketing expense.

(w)  Business Combinations

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

(x)    Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level. The Company's chief operating decision maker is the Chief Executive Officer. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements. Substantially all revenues are generated and substantially all tangible assets are held in the United States.

(y)  Concentration of Credit Risk

The Company's MRM prescription fulfillment services clients are sponsors of the federal Medicare Part D plan (prescription drug coverage plan) and, therefore, subject to the reporting requirements established by the Centers for Medicaid and Medicare Services ("CMS"). Under CMS guidelines, Medicare Part D sponsors are required to remit payment for claims within 14 calendar days of the date on which an electronic claim is received and within 30 calendar days of the date on which non-electronically submitted claims are received. The Company extends credit to clients based upon such terms, as well as management's evaluation of creditworthiness, and generally collateral is not required.

The Company’s MRM services clients, health plan management clients, and pharmacy cost management clients consist primarily of healthcare organizations, including payers, providers, and pharmacies. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of December 31, 2019, one client represented 15% of net accounts receivable. As of December 31, 2018, two clients each represented of 12% of net accounts receivable.

For the years ended December 31, 2019, 2018 and 2017, one client accounted for 13%, 14% and 18% of total revenue, respectively.

(z)  Fair Value of Financial Instruments

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

(aa)    Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and, thereafter, has subsequently provided updates and improvements (as so updated and improved, “ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provided an additional modified transition method by which entities may elect to initially apply the transition requirements in ASU 2016-02 at the effective date with the effects of initial application recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, and without retrospective application to any comparative prior periods presented. The Company adopted ASU 2016-02 on January 1, 2019 using the modified transition method permitted by ASU 2018-11.

The Company elected the package of practical expedients permitted under the transition guidance, which permits the Company to carry forward its prior conclusions about lease identification, lease classification, and initial direct costs, but did not elect the hindsight practical expedient. ROU assets and liabilities for the Company’s existing leases were recognized on January 1, 2019 based on the estimated net present value of lease payments over the remaining lease term. The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $18,469 and $21,173, respectively, as of January 1, 2019. The standard had no impact on the Company’s opening balance of accumulated deficit, consolidated net operations or cash flows. See Note 8 for additional information on the Company’s leases.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and thereafter, has subsequently provided updates and improvements (as so updated and improved, “ASU 2016-13”). ASU 2016-13 requires entities to estimate expected lifetime credit losses on financial assets including (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance-sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company expects the implementation of this guidance to change the Company’s processes for determining its reserves but does not anticipate the impact to be material upon adoption to the trade receivables and contract assets recorded in the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company believes the adoption of ASU 2018-13 will not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalization of implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-15 during the fourth quarter of 2019. The adoption of ASU 2018-15 did not have a material effect on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 provides new guidance to simplify accounting for income taxes, modify the accounting for certain income tax transactions, and enhance existing guidance. ASU 2019-12 is effective for financial statements issued for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

3.      Revenue

The Company provides technology-enabled solutions tailored toward the specific needs of the healthcare organizations that it serves. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and in some cases automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. The majority of fees earned by the Company are considered to be variable consideration due to the uncertainty regarding the total numbers of members or transactions for which the Company will invoice the customer. The Company uses the practical expedient not to account for significant financing components because the period between recognition and collection does not exceed one year for most of the Company’s contracts.

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

Service Revenue

MRM services. The Company provides an array of MRM services. These services include identification of high risk individuals, patient engagement, medication regimen reviews, and software for pharmacists to track clinical interventions regarding optimizing medication therapy, including dosing, and methodologies to increase adherence. Revenue related to these performance obligations primarily consists of per member per month fees, monthly subscription fees, and a fee for each comprehensive medication review completed. MRM per member per month fees and monthly subscription fees are recognized based on their relative stand-alone selling prices as the services are provided. Additionally, certain of the Company’s MRM service contracts include a performance guarantee based on the number of comprehensive medication reviews completed. For these contracts, revenue is recognized as comprehensive medication reviews are completed at their relative stand-alone selling price which is estimated based on the Company’s assessment of the total transaction price under each contract. Fees for these services are generally billed monthly.

Health plan management services. The Company has a stand ready obligation to provide risk adjustment services, electronic health records solutions, and third party administration services, which the Company collectively refers to as health plan management services. The performance obligations are a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to these performance obligations primarily consists of per member per month fees. Revenue from these contracts is recognized monthly as the health plan management services are provided. The revenue includes the contractual per member per month rate and fees for these services are generally billed monthly.

Pharmacy cost management services. The Company has a stand ready obligation to provide monthly pharmacy cost management services which include adjudication, pricing validation, utilization analysis and pharmacy transaction review services. The performance obligation is a series of distinct services that are substantially the same and have the same pattern of transfer. Revenue related to this performance obligation primarily consists of subscription fees based on a monthly flat fee or as a percentage of monthly transactions incurred. Revenue from these stand ready services is recognized monthly as the pharmacy cost management services are provided at the contractual subscription fee rate. The Company also generates revenue from the sale of drug utilization data to drug manufacturers. Revenues related to the sale of drug utilization data are recognized when the data is submitted to the drug manufacturers based upon an estimate that uses historical data, and are adjusted as necessary to reflect new information. Drug utilization data is generally submitted monthly and fees from the sale of drug utilization data are collected approximately 180 days after submission.

Disaggregation of revenue

In the following table, revenue is disaggregated by major service line. The Company manages its operations and allocates its resources as a single reportable segment. The Company's MRM and health plan management clients consist primarily of healthcare payers, providers, and pharmacies. The Company’s pharmacy cost management clients consist primarily of post-acute care facilities. Substantially all of the Company’s revenue is recognized in the United States (“U.S.”) and substantially all of the Company’s assets are located in the U.S. for the years ended December 31, 2019, 2018, and 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Major service lines:
MRM prescription fulfillment services	$137,130	$112,760	$95,238
MRM services	98,410	62,558	26,583
Health plan management services	37,019	18,977	6,019
Pharmacy cost management services	11,969	9,698	5,419
Other services	179	277	226
	$284,707	$204,270	$133,485

Contract balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018
Contract assets	$6,165	$3,075
Contract liabilities	4,930	1,733

Contract assets as of December 31, 2019 consisted of $3,992 related to data analytics contract assets, $1,479 related to the gain-share component of completed health plan management services contracts, and $694 related to consideration for performance obligations completed related to MRM service contracts but for which the Company does not have an unconditional right to the consideration. Contract assets as of December 31, 2018 consisted of $2,913 related to data analytics contract assets and $162 related to the gain-share component of completed health plan management services contracts. Contract assets are included in other current assets on the Company’s consolidated balance sheets. The contract assets are transferred to receivables when the rights to the additional consideration becomes unconditional.

The contract liabilities as of December 31, 2019 consisted of $2,029 related to acquired performance obligations for software services contracts associated with the Company’s acquisitions of DoseMe and PrescribeWellness in the first quarter of 2019 (see Note 5), $986 related to advanced billings for prescription medications not yet fulfilled or dispensed, $930 related to obligations on a pharmacy cost management contract, $743 related to performance obligations with respect to software maintenance contracts for electronic health records solutions, and $242 related to unamortized setup fees on health plan management contracts. The contract liabilities as of December 31, 2018 consisted of $858 related to advanced billings for prescription medications not yet fulfilled or dispensed, $730 related to performance obligations with respect to software maintenance contracts for electronic health records solutions, and $145 related to unamortized setup fees on health plan management contracts. Contract liabilities are included in accrued expenses and other current liabilities and in other long-term liabilities on the Company’s consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within a year.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	December 31,	December 31,
	2019	2018
Contract assets:
Contract assets, beginning of year	$3,075	$1,842
Decreases due to cash received	(4,958)	(1,949)
Changes to the contract assets at the beginning of the year as a result of changes in estimates	1,613	—
Increases, net of reclassifications to receivables	6,435	3,182
Contract assets, end of year	$6,165	$3,075

Contract liabilities:
Contract liabilities, beginning of year	$1,733	$1,350
Revenue recognized that was included in the contract liabilities balance at the beginning of the year	(1,533)	(1,295)
Increases due to cash received, excluding amounts recognized as revenue during the year	2,969	978
Increases due to business combinations, excluding amounts recognized as revenue during the year	1,761	700
Contract liabilities, end of year	$4,930	$1,733

4.     Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock of the Company outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period plus the impact of dilutive securities using the treasury stock method, to the extent that they are not anti-dilutive.

The following table presents the calculation of basic and diluted net (loss) income per share for the Company’s common stock:

	Year Ended
	December 31,
	2019	2018	2017
Numerator (basic and diluted):
Net (loss) income	$(32,436)	$(47,269)	$12,791
Denominator (basic):
Weighted average shares of common stock outstanding, basic	20,622,258	19,098,294	16,730,418
Denominator (diluted):
Weighted average shares of common stock outstanding, basic	20,622,258	19,098,294	16,730,418
Effect of potential dilutive securities:
Weighted average dilutive effect of stock options	—	—	1,395,687
Weighted average dilutive effect of restricted shares	—	—	638,938
Weighted average dilutive effect of contingently issuable shares	—	—	9,331
Weighted average shares of common stock outstanding, diluted	20,622,258	19,098,294	18,774,374
Net (loss) income per share, basic	$(1.57)	$(2.48)	$0.76
Net (loss) income per share, diluted	$(1.57)	$(2.48)	$0.68

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of December 31, 2019 and 2018, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018 because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2019	2018
Stock options to purchase common stock	2,755,343	2,490,114
Unvested restricted stock	1,213,581	1,070,061
Common stock warrants	4,646,393	—
Contingently issuable shares	57,651	—
	8,672,968	3,560,175

Shares of common stock associated with the potential conversion of the Company’s convertible senior subordinated notes have been excluded in the table above.

5.     Acquisitions

2019 Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (“Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 12,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. A portion of the closing consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement.

In connection with the acquisition of PrescribeWellness, the Company incurred direct acquisition costs of $3,243 during the year ended December 31, 2019, which were recorded in general and administrative expenses in the consolidated statement of operations.

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

Accounts receivable	$2,608
Prepaid expenses and other current assets	1,345
Property and equipment	1,155
Operating lease right-of-use-assets	1,515
Trade name	4,100
Developed technology	20,000
Patient database	21,700
Client relationships	74,100
Goodwill	30,714
Total assets acquired	$157,237

Operating lease liabilities	(1,515)
Trade accounts payable	(1,733)
Accrued expenses and other liabilities	(5,363)
Total purchase price	$148,626

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, patient database, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 5, 10, 5, and 14 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.4 years.

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

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2019, service revenue of $26,832 from PrescribeWellness was included in the Company’s consolidated statement of operations. Service revenue was recorded net of a reduction of $1,656 for the year ended December 31, 2019, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $9,047, which includes amortization of $10,377 associated with acquired intangible assets, from PrescribeWellness was included in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

DoseMe

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase the share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists more accurately dose patients’ high-risk parenteral (intravenous) medications. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of up to $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn out payment of up to $10,000, based on the financial performance of DoseMe. During the third quarter of 2019, the Company elected to accelerate the final payment of the contingent earn out payment and paid $8,750 in cash in full satisfaction of the contingent purchase price consideration. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of DoseMe, the Company incurred direct acquisition costs of $104 and $689 during the years ended December 31, 2019 and 2018, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$9
Prepaid expenses and other current assets	110
Trade name	89
Developed technology	16,200
Non-competition agreements	500
Goodwill	11,835
Total assets acquired	$28,743

Trade accounts payable	(17)
Accrued expenses and other liabilities	(366)
Total purchase price, including contingent consideration of $8,720	$28,360

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 4, 7.5 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.4 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of DoseMe. The fair value of the trade name was estimated using the relief from royalty method. The Company derived the hypothetical royalty income from the projected revenues of DoseMe. The fair value of the developed technology was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the economic return on contributory assets and estimated revenues generated. The fair value of the non-competition agreements was estimated using the discounted earnings method by estimating the potential loss of earnings absent the non-competition agreements, assuming the covenantor competes at different time periods during the life of the agreements. See Note 17 for additional discussion of the fair value assessment of the acquisition-related contingent consideration.

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

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2019, service revenue of $336 from DoseMe was included in the Company’s consolidated statements of operations. Net loss of $4,250, which includes amortization of $2,282 associated with acquired intangible assets, from DoseMe was included in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to determine the estimated acquisition-date fair value of the acquisition-related contingent consideration of $8,100. The fair value

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. See Note 17 for additional information.

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

The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$520
Prepaid expenses and other current assets	12
Property and equipment	153
Trade name	130
Developed technology	2,100
Client relationships	9,400
Goodwill	16,982
Total assets acquired	$29,297

Accrued expenses and other liabilities	(515)
Deferred income tax liability, net	(2,974)
Total purchase price, including contingent consideration of $8,100	$25,808

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 3, 9, and 12.3 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 11.6 years.

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

Mediture

On August 31, 2018, the Company entered into a membership interest purchase agreement with each member of Mediture LLC and eClusive L.L.C. (collectively, “Mediture”) and Kelley Business Law, PLLC, solely in its capacity as the seller representative, pursuant to which the Company acquired all of the issued and outstanding membership and/or economic interests of Mediture. Mediture is a provider of electronic health record solutions and third party administrator services in the Programs of All-Inclusive Care for the Elderly (“PACE”) market and also services several managed long-term care organizations in the State of New York. The consideration for the acquisition was comprised of (i) $18,500 cash consideration paid upon closing, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the purchase agreement and (ii) the issuance of 45,561 shares of the Company’s common stock. The stock consideration issued at the closing of the acquisition had an acquisition-date fair value of $3,994 based on the closing trading price on August 31, 2018. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price.

In connection with the acquisition of Mediture, the Company incurred direct acquisition and integration costs of $494 during the year ended December 31, 2018, which were recorded in general and administrative expenses in the consolidated statement of operations.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 3, 3.3, 11.9, and 5 years,

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 8.1 years.

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

Revenue from Mediture is primarily comprised of per member per month fees and annual subscription fees for electronic health record solutions and third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2018, service revenue of $4,528 and net income of $1,291 from Mediture were included in the Company’s consolidated statement of operations.

Peak PACE Solutions

On May 1, 2018, the Company entered into an asset purchase agreement with Peak PACE Solutions, LLC (“Peak PACE”) and certain other parties thereto pursuant to which such subsidiary acquired substantially all of the assets, and assumed certain enumerated liabilities, of Peak PACE, an organization that helps PACE organizations manage the business functions that drive the major sources of reimbursement revenue and utilization costs. The acquisition consideration was comprised of cash consideration consisting of (i) $7,719 payable upon the closing of the acquisition, subject to certain customary post-closing adjustments, upon the terms and subject to the conditions contained in the asset purchase agreement, and (ii) contingent purchase price to be paid in cash based on the achievement of certain performance goals for the twelve-month period ending December 31, 2018. During the second quarter of 2019, the Company made a cash payment of $1,642 in full satisfaction of the Peak PACE acquisition-related contingent consideration payable.

In connection with the acquisition of Peak PACE, the Company incurred direct acquisition and integration costs of $271 during the year ended December 31, 2018, which were recorded in general and administrative expenses in the consolidated statement of operations.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 1.5, 10, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 9.5 years.

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

Revenue from Peak PACE is primarily comprised of per member per month fees for third party administration services. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the year ended December 31, 2018, service revenue of $5,801 and net income of $524 from Peak PACE were included in the Company’s consolidated statement of operations.

2017 Acquisitions

SinfoníaRx

On September 6, 2017, the Company, TRCRD, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), and TRSHC Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), entered into, and consummated the transactions contemplated by, an Agreement and Plan of Merger (the “SRx Merger Agreement”), by

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

and among the Company, the Merger Subs, Sinfonía HealthCare Corporation, a Delaware corporation (“Sinfonía”), Michael Deitch, Fletcher McCusker and Mr. Deitch in his capacity as the Stockholders’ Representative. Under the terms of the SRx Merger Agreement, the Company acquired the SinfoníaRx business (“SRx”) as a result of Merger Sub I merging with and into Sinfonía, with Sinfonía surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and, immediately following the First Merger, Sinfonía merging with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of the Company. The SRx business provides medication therapy management technology and services for Medicare, Medicaid, commercial health plans and pharmacies. These service offerings fall under the Company’s MRM services.

The consideration for the acquisition of SRx was comprised of (i) cash consideration of $35,000 paid upon closing, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the SRx Merger Agreement; (ii) common stock consideration including 520,821 shares of the Company’s common stock issued upon closing with an acquisition-date fair value of $11,541; and (iii) contingent purchase price consideration based on the achievement of certain performance goals for each of the twelve-month periods ended December 31, 2017 and December 31, 2018. During the first quarter of 2019, the Company made the final cash payment of $43,150 and issued 614,225 shares of its common stock, with a fair value of $39,166, in full satisfaction of the SRx acquisition-related contingent consideration payable.

In connection with the acquisition of SRx, the Company incurred direct acquisition and integration costs of $1,015 during the year ended December 31, 2017, which were recorded in general and administrative expenses in the consolidated statement of operations. During year ended December 31, 2018, the Company incurred an additional $77 of acquisition and integration costs related to the SRx acquisition, which were recorded in general and administrative expenses in the Company’s consolidated statement of operations.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average of 10, 7, 7.5 and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.3 years.

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

Revenue from SRx is primarily comprised of per member per month fees, monthly subscription fees, and per comprehensive medication review fees. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the consolidated statements of operations. For the year ended December 31, 2017, service revenue of $12,119 and net income of $3,736 from SRx were included in the Company’s consolidated statement of operations since the acquisition date.

Pro forma (unaudited)

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if the PrescribeWellness and DoseMe acquisitions had been consummated as of January 1, 2018. The unaudited pro forma results presented below also include the results of the 2018 acquisitions of Cognify, Mediture, and Peak PACE as if these acquisitions had been consummated as of January 1, 2017, and the results of the SRx acquisition as if the acquisition had been consummated as of January 1, 2016. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018, 2017 and 2016.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$290,454	$249,628	$176,290
Net loss	(33,023)	(62,285)	(2,908)

6.     Note Receivable

On October 1, 2018, the Company issued a note receivable to DoseMe Holdings Pty Ltd in the principal amount of $1,000 with simple annual interest rate of 10.0%. The note receivable was payable on the one-year anniversary, October 1, 2019. The payable was satisfied in conjunction with the completion of the acquisition of DoseMe Holdings Pty Ltd on January 2, 2019.

7.     Property and Equipment

As of December 31, 2019 and 2018, property and equipment consisted of the following:

	Estimated	December 31,
	useful life	2019	2018
Computer hardware and purchased software	3 years	$7,970	$5,641
Office furniture and equipment	5 years	10,237	8,569
Leasehold improvements	5-15 years	11,319	7,018
		29,526	21,228
Less: accumulated depreciation		(13,728)	(9,363)
Property and equipment, net		$15,798	$11,865

Depreciation and amortization expense on property and equipment for the years ended December 31, 2019, 2018 and 2017 was $4,409, $3,493 and $2,146, respectively.

8.     Leases

The Company has entered into various operating and finance leases for office space and equipment. The operating leases expire on various dates through 2031, and certain of such leases also contain renewal options and escalation clauses. In addition to the base rent payments, the Company will be obligated to pay a pro rata share of operating expenses and taxes.

The components of lease expense were as follows:

Year Ended
December 31,
2019
Operating lease cost	$3,981
Finance lease cost:
Amortization of leased assets	580
Interest on lease liabilities	46
Total finance lease costs	626
Variable lease costs	918
Short-term lease costs	247
Total lease cost	$5,772

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease right-of-use assets	$22,100

Current operating lease liabilities	$4,350
Noncurrent operating lease liabilities	21,017
Total operating lease liabilities	$25,367

Finance leases:
Property and equipment	$2,130
Accumulated amortization	(1,907)
Property and equipment, net	$223

Current obligations of finance leases	$125
Finance leases, net of current obligations	3
Total finance lease liabilities	$128

Weighted average remaining lease term (in years):
Operating leases	8.4
Finance leases	0.3

Weighted average discount rate:
Operating leases	4.43%
Finance leases	5.92%

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,138
Operating cash flows for finance leases	42
Financing cash flows for finance leases	968

Leased assets obtained in exchange for lease liabilities:
Operating leases*	$4,926
Finance leases	—

*Excludes operating lease assets acquired in connection with the acquisitions of DoseMe and PrescribeWellness.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Operating leases	Finance leases
2020	$4,439	$126
2021	3,976	4
2022	3,489	—
2023	3,266	—
2024	3,127	—
Thereafter	12,228	—
Total minimum lease payments	30,525	130
Less imputed interest	(5,158)	(2)
Present value of lease liabilities	25,367	128
Less current portion	(4,350)	(125)
Total long-term lease liabilities	$21,017	$3

As of December 31, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $3,104 for two office spaces in Tucson, Arizona, which are expected to be occupied during the first and second quarters of 2020, and have lease terms of six to seven years from the occupancy date.

As previously disclosed in the 2018 Annual Report on Form 10-K under the previous lease accounting standard, rent expense related to operating leases and interest expense related to capital leases were as follows:

	Year Ended
	December 31,
	2018	2017
Operating lease rent expense	$3,016	$2,012
Interest expense related to capital leases	$115	$209

The net book value of equipment and software acquired under capital lease was $1,077 as of December 31, 2018.

As previously disclosed in the 2018 Annual Report on Form 10-K under the previous lease accounting standard, future minimum lease payments for operating and capital leases having initial or remaining noncancelable lease terms in excess of one year would have been as follows as of December 31, 2018:

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years
Capital leases	$1,141	$987	$154	$—	$—
Operating leases	32,367	3,793	7,183	6,114	15,277
Total	$33,508	$4,780	$7,337	$6,114	$15,277

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of December 31, 2019 and 2018, capitalized software costs consisted of the following:

	December 31, 2019	December 31, 2018
Software development costs	$29,714	$15,278
Less: accumulated amortization	(11,213)	(7,030)
Software development costs, net	$18,501	$8,248

Capitalized software development costs included above not yet subject to amortization	$3,294	$3,500

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $4,183, $2,158, and $1,721, respectively.

10.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the years ended December 31, 2019 and 2018 are as follows:

Balance at January 1, 2018	$74,613
Goodwill from 2018 acquisition	34,020
Adjustments to Goodwill	(420)
Balance at January 1, 2019	108,213
Goodwill from 2019 acquisitions	42,549
Adjustments to goodwill related to prior year acquisitions	(2)
Balance at December 31, 2019	$150,760

There were no indicators of impairment during the years ended December 31, 2019, 2018, or 2017 and there are no accumulated impairment charges as of December 31, 2019, 2018, or 2017.

Intangible assets consisted of the following as of December 31, 2019 and 2018:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2019
Trade names	7.1	$11,255	$(3,845)	$7,410
Client relationships	12.2	128,169	(20,977)	107,192
Non-competition agreements	5.0	6,602	(2,641)	3,961
Developed technology	8.0	68,593	(15,870)	52,723
Patient database	5.0	21,700	(3,617)	18,083
Domain name	10.0	59	(15)	44
Total intangible assets		$236,378	$(46,965)	$189,413

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2018
Trade names	8.0	$7,436	$(2,357)	$5,079
Client relationships	9.6	54,069	(10,757)	43,312
Non-competition agreements	5.0	6,754	(1,885)	4,869
Developed technology	7.2	31,191	(7,296)	23,895
Domain name	10.0	59	(8)	51
Total intangible assets		$99,509	$(22,303)	$77,206

Amortization expense for intangible assets for the years ended December 31, 2019, 2018, and 2017 was $25,684, $11,150, and $5,645, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2020	27,287
2021	27,183
2022	26,123
2023	24,913
2024	17,912
Thereafter	65,995
Total estimated amortization expense	$189,413

11.       Accrued Expenses and Other Liabilities

At December 31, 2019 and 2018, accrued expenses and other liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Employee related expenses	$12,582	$6,357
Contract liability	4,857	1,580
Client funds obligations*	4,106	4,751
Contract labor	329	1,563
Interest	2,133	121
Deferred rent	—	134
Professional fees	337	442
Royalties expense	17	588
Non-income taxes payable	898	56
Other expenses	1,647	964
Total accrued expenses and other liabilities	$26,906	$16,556

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

12.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015, and has subsequently amended. The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Amended and Restated 2015 Line of Credit matures on September 6, 2020.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Interest on the Amended and Restated 2015 Line of Credit was also amended to be calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Line of Credit require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis starting with the twelve-month period ending December 31, 2017, measured quarterly, and (iii) maintain a minimum quarterly EBITDA of at least 75% of the plan approved by the Company’s Board. In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank.

As of December 31, 2019, the Company was in compliance with all of the financial covenants related to the Amended and Restated 2015 Line of Credit, and management expects that the Company will be able to maintain compliance with the financial covenants.

As of December 31, 2019, the Company has an outstanding letter of credit of $200 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for its office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line of Credit.

As of December 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit. As of December 31, 2018, $45,000 was outstanding under the Amended and Restated 2015 Line of Credit. As of December 31, 2019, amounts available for borrowings under the Amended and Restated 2015 Line of Credit were $59,800.

As of December 31, 2019 and 2018, the interest rate on the Amended and Restated 2015 Line of Credit was 5.58% and 5.58%, respectively. Interest expense was $351, $712, and $389 for the years ended December 31, 2019, 2018, and 2017, respectively. In connection with the Amended and Restated 2015 Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $793. The Company is amortizing the deferred financing costs associated with the Amended and Restated 2015 Line of Credit to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Line of Credit and amortized $282, $103, and $60 to interest expense for the years ended December 31, 2019, 2018, and 2017, respectively. Deferred financing costs of $266 and $291, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

(b)    Convertible senior subordinated notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (“2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the Amended and Restated 2015 Revolving Line of Credit, fund the PrescribeWellness acquisition (as described in Note 5), fund the payment of the acquisition-related contingent consideration for SRx (as described in Note 17), and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of December 31, 2019, none of the conditions allowing holders of the 2026 Notes to convert had been met.

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

Debt issuance costs related to the 2026 Notes are comprised of discounts and commissions payable to the initial purchasers of $8,937 and third party offering costs of $435. The Company allocated the total amount incurred to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $6,405 and are being amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

During the year ended December 31, 2019, the Company recognized $15,619 of interest expense related to the 2026 Notes, of which $5,024 was accrued and $10,595 was non-cash accretion of the debt discounts recorded. The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such Notes are within one year of maturity. The 2026 Notes have a carrying value of $226,291 as of December 31, 2019. Accrued interest payable on the 2026 Notes of $2,133 as of December 31, 2019 is included in accrued expenses and other liabilities on the consolidated balance sheets.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)     Convertible Note Hedge and Warrant Transaction

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes. The warrant transactions could separately have a dilutive effect on the Company’s common stock to the extent that the market price per share of the Company’s common stock exceeds the strike price of the warrants.

(d)    Long-Term Debt Maturities

The following table represents the total long-term debt obligations of the Company at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Convertible senior subordinated notes	$325,000	$—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(98,709)	—
Convertible senior subordinated notes, net	226,291	—
Finance leases	128	1,097
Total long-term debt and finance leases, net	226,419	1,097
Less current portion, net	(125)	(945)
Total long-term debt and finance leases, less current portion, net	$226,294	$152

13.      Income Taxes

The Company accounts for income taxes under ASC Topic 740 —Income Taxes ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the Company’s (loss) income before income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
United States	$(45,821)	$(50,645)	$3,452
International	(2,814)	—	—
	$(48,635)	$(50,645)	$3,452

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The benefit from income taxes consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
US federal	$—	$1	$20
State and local	154	271	108
Total current income tax expense	154	272	128
Deferred:
US federal	(13,356)	(3,150)	(8,948)
State and local	(2,997)	(498)	(519)
Total deferred income tax benefit	(16,353)	(3,648)	(9,467)
Total income tax benefit	$(16,199)	$(3,376)	$(9,339)

The Company had no current or deferred international income tax expense during the years ended December 31, 2019, 2018, and 2017, respectively.

For the year ended December 31, 2019, the Company had an effective tax rate of 33.3%. The tax benefit primarily consists of the benefit generated by the Company's U.S. federal and state and local losses, the benefit from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and exercising of nonqualified stock options during the period, offset by other tax expense due to the increase in the Company's valuation allowance.

For the year ended December 31, 2018, the Company had an effective tax rate of 6.7%. The effective tax rate was primarily from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and exercising of nonqualified stock options during the period, offset by a tax expense generated from the fair value adjustment of the Company's contingent consideration liabilities.

For the year ended December 31, 2017, the Company had an effective tax rate of (270.5)%. In conjunction with the acquisition of SRx in the third quarter of 2017, the Company recognized a net deferred tax liability of $9,624 primarily related to intangible assets other than goodwill. The Company determined that the deferred tax liabilities related to the acquisition and future income before taxes provide sufficient sources of recoverability to realize the Company’s deferred tax assets associated with those jurisdictions that file consolidated returns. As a result, the Company released $5,786 of its deferred tax asset valuation allowance in 2017.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The principal components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net federal operating loss carryforward	$17,218	$6,937
Net state operating loss carryforward	4,536	2,096
Net international operating loss carryforward	1,723	—
Interest expense limitation carryforward	1,339	—
Accruals	916	411
Stock options	5,362	4,056
Operating lease liabilities	6,389	882
Other	502	347
Deferred tax assets	37,985	14,729
Less: valuation allowances	(3,161)	(1,436)
Deferred tax assets after valuation allowance	34,824	13,293
Deferred tax liabilities:
Unamortized debt discount	(23,597)	—
Fixed assets	(4,175)	(1,599)
Operating lease right-of-use assets	(5,533)	—
Amortizable intangible assets	(7,760)	(10,555)
Indefinite-lived intangibles	(1,685)	(933)
Other	(730)	(131)
Deferred tax liabilities	(43,480)	(13,218)
Net deferred tax (liabilities) assets	$(8,656)	$75

As of December 31, 2019, the Company had federal net operating loss ("NOL") carryforwards of $81,892, state NOL carry forwards of $85,142, and international NOL carryforwards of $5,743, each of which are available to reduce future taxable income. The NOL carryforwards, if not utilized, will begin to expire in 2029 for federal purposes, and in 2022 for state purposes. The international NOLs do not expire.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. During 2018, additional jurisdictions announced they will require consolidated returns to be filed beginning in 2019. The Company determined that its deferred tax liabilities provide sufficient sources of recoverability to realize the Company’s deferred tax assets in those jurisdictions, and as a result, the Company released $561 of its deferred tax asset valuation allowance as of December 31, 2018. At December 31, 2019, based on the Company’s future reversals of existing taxable temporary differences, management determined it was more likely than not that the Company will be able to realize the benefits of the majority of its deferred tax assets. At December 31, 2019, the Company has recorded a valuation allowance only on deferred tax assets in certain state and international jurisdictions.

The changes in valuation allowance were as follows:

	Year-Ended
	December 31,
	2019	2018
Balance at beginning of the year	$1,436	$1,338
Increase due to NOLs and temporary differences	1,424	659
Increase due to acquired NOLs	301	—
Deferred benefit recognized	—	(561)
Balance at end of the year	$3,161	$1,436

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

A reconciliation of income tax benefit (expense) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	5.6	0.5	(21.6)
Change in tax rate	—	—	(9.7)
Change in valuation allowance	(2.9)	(0.2)	(144.0)
Non-deductible stock compensation and tax windfall benefits, net	7.2	6.4	(79.4)
Change in fair value of contingent consideration	(1.6)	(20.6)	(62.0)
Non-deductible expenses and other	4.0	(0.4)	12.2
Effective income tax rate	33.3%	6.7%	(270.5)%

The tax benefits of uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax benefits in income tax expense. Through December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.

In the normal course of business, the Company is subject to examination by taxing authorities from federal, state, and international governments. As of December 31, 2019, the Company's tax years beginning in 2016 remain open for examination by taxing authorities.

14.      Other Long-term Liabilities

Other long term liabilities as of December 31, 2019 were $73 and represented the long-term portion of contract liabilities for performance obligations related to software maintenance contracts for electronic health records solutions. Other long term liabilities as of December 31, 2018 were $3,268 and primarily represented the long-term portion of deferred rent related to the Company's property leases.

15.     Stockholders' Equity

On April 25, 2017 the Board authorized the Company to repurchase up to $5,000 of its common stock at prevailing market prices, from time to time, through open market, block and privately-negotiated transactions, at such times and in such amounts as management deems appropriate. The Company funds repurchases of its common stock through a combination of cash on hand, cash generated by operations or borrowings under the Amended and Restated 2015 Line of Credit. During the year ended December 31, 2019, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2018, the Company repurchased 80,000 shares at an average price of $35.82 per share for a total of $2,866. During the year ended December 31, 2017, the Company repurchased 73,466 shares at an average price of $13.05 per share for a total of $959. The repurchase program expired on March 15, 2019.

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

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of December 31, 2019, no warrants have been

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 12 for additional information related to the 2026 Notes.

16.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”) and merged its 2014 Equity Compensation Plan (“2014 Plan”) into the 2016 Plan. No additional grants were made thereafter under the 2014 Plan. Outstanding grants under the 2014 Plan will continue according to their terms as in effect before the merger with the 2016 Plan, and the shares with respect to outstanding grants under the 2014 Equity Plan will be issued or transferred under the 2016 Plan. During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,027,876 shares on January 2, 2019. As of December 31, 2019, 374,672 shares were available for future grants under the 2016 Plan.

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

Restricted Common Stock

The Company issues restricted stock awards pursuant to the 2016 Plan to certain employees, including executive officers, and non-employee directors. Restricted stock awards vest over a one to four year period and the unvested portion of the restricted stock award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant date fair value of restricted stock awards is determined using the Company’s closing stock price at grant date.

The following table summarizes the restricted stock award activity under the 2016 Plan for the years ended December 31, 2019, 2018 and 2017:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at January 1, 2017	722,646	$12.00
Granted	43,384	16.33
Vested	(12,364)	12.00
Outstanding at December 31, 2017	753,666	12.25
Granted	445,659	32.83
Vested	(120,970)	12.78
Forfeited	(8,294)	31.27
Outstanding at December 31, 2018	1,070,061	20.61
Granted	591,402	54.91
Vested	(434,643)	18.54
Forfeited	(13,239)	55.05
Outstanding at December 31, 2019	1,213,581	$37.69

For the years ended December 31, 2019, 2018 and 2017, $12,984, $3,809 and $5,434 of expense was recognized related to restricted stock awards, respectively. As of December 31, 2019, there was unrecognized

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

compensation expense of $29,987 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.8 years.

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provides that 50,000 shares of common stock will be issued based on the achievement of certain milestones. The award has a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost was being recognized over the service period based on management’s determination that it was probable that the milestones will be achieved. During the year ended December 31, 2019, the Company issued 45,000 shares of common stock related to this award for the achievement of certain milestones. For the years ended December 31, 2019 and 2018, the Company recorded $1,708 and $1,385, respectively, of expense related to performance-based stock awards. As of December 31, 2019, there was no unrecognized compensation expense related to the performance-based stock award.

Other Stock Awards

During the year ended December 31, 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 38,808 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $52.31 per share. For the year ended December 31, 2019, the Company recorded expense of $2,030 related to these stock awards.

Stock Options

The Company recorded $10,556, $5,167 and $3,318 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the years ended December 31, 2019, 2018 and 2017, respectively.

The table below sets forth the weighted average assumptions for employee grants during the years ended December 31, 2019, 2018 and 2017.

	Year Ended
	December 31,
Valuation assumptions:	2019	2018	2017
Expected volatility	68.00%	58.50%	61.00%
Expected term (years)	6.03	6.07	6.03
Risk-free interest rate	2.41%	2.46%	2.21%
Dividend yield	—	—	—

The weighted average grant date fair value of employee options granted during the years ended December 31, 2019, 2018 and 2017 was $34.14, $22.01 and $8.25, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity for the years ended December 2019, 2018, and 2017:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at January 1, 2017	3,059,690	$5.14
Granted	1,063,306	14.64
Exercised	(1,162,579)	3.15
Forfeited	(77,242)	11.61
Outstanding at December 31, 2017	2,883,175	9.26
Granted	512,515	38.77
Exercised	(797,207)	6.15
Forfeited	(108,369)	23.63
Outstanding at December 31, 2018	2,490,114	$15.70
Granted	745,525	54.66
Exercised	(345,893)	11.73
Forfeited	(134,403)	49.45
Outstanding at December 31, 2019	2,755,343	$25.10	6.9	$70,855
Options vested and expected to vest at December 31, 2019	2,755,343	$25.10	6.9	$70,855
Exercisable at December 31, 2019	1,573,677	$12.46	5.7	$57,622

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal year for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $14,316, $33,937 and $14,512, respectively.

As of December 31, 2019, there was $24,756 of unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.7 years.

Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $3,702, $3,523 and $480, respectively.

The Company recorded total stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 in the following expense categories of its consolidated statement of operations:

	Year Ended
	December 31,
	2019	2018	2017
Cost of revenue - product	$1,196	$692	$502
Cost of revenue - service	3,780	1,590	293
Research and development	7,499	2,566	694
Sales and marketing	4,282	1,580	598
General and administrative	10,521	3,933	6,665
Total stock-based compensation expense	$27,278	$10,361	$8,752

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

17.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, and long-term debt, which includes the Company’s convertible senior subordinated notes and finance leases. The carrying values of accounts receivable, accounts payable, contract liabilities and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. See Note 8 for additional information on the Company’s finance leases. See below for additional information on the Company’s convertible senior subordinated notes.

The Company has classified liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2019
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$10,800	$10,800

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2018
Liabilities
Acquisition-related contingent consideration - short-term	$—	$—	$43,397	$43,397
Acquisition-related contingent consideration - long-term	—	—	7,800	7,800
	$—	$—	$51,197	$51,197

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

In connection with the acquisition of the SRx business, additional contingent consideration was payable by the Company based on SRx’s EBITDA, as defined in the merger agreement, multiplied by a variable EBITDA multiple, which was based on a formula as set forth in the merger agreement. The SRx acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of September 6, 2017. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. For the year ended December 31, 2018, the Company recorded a $49,903 charge for the change in the fair value of the SRx acquisition-related contingent consideration based on an increase in the EBITDA multiple used in the contingent consideration payment calculation as a result of an increase in the Company’s market capitalization and an increase in SRx’s EBITDA for the year. As of December 31, 2018, the fair value of the SRx acquisition-related contingent consideration was calculated to be $81,692, of which $39,774 was equity-classified. During the year ended December 31, 2019, the Company recorded a $624 charge for the change in fair value of the final SRx acquisition-related contingent consideration amount. During the first quarter of 2019, the Company made the final cash payment of $43,150 and issued 614,225 shares of its common stock, with a fair value of $39,166, in full satisfaction of the SRx acquisition-related contingent consideration payable.

The Peak PACE acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of May 1, 2018. The contingent consideration payable was based on Peak PACE’s EBITDA, as defined in the asset purchase agreement, multiplied by an EBITDA multiple. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

consideration payments as of the acquisition date and at each subsequent period. During the year ended December 31, 2018, the Company recorded a $141 gain for the change in the fair value of the Peak PACE acquisition-related contingent consideration primarily based on a decrease in the EBITDA used in the contingent consideration payment calculation. The fair value of the Peak PACE acquisition-related contingent consideration was calculated to be $1,479 as of December 31, 2018. During the year ended December 31, 2019, the Company recorded a $163 charge for the change in the fair value of the final Peak PACE acquisition-related contingent consideration amount. The Company made the final cash payment of $1,642 in full satisfaction of the Peak PACE acquisition-related contingent consideration payable during the second quarter of 2019.

The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The contingent consideration payable is based a multiple of the excess of Cognify’s 2021 revenues and EBITDA over its 2018 revenues and EBITDA, as defined in the stock purchase agreement. The Company, with the assistance of a third-party appraiser, utilizes a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the year ended December 31, 2018, the Company recorded a $300 gain for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to an increase in the 2018 results. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $7,800 as of December 31, 2018. During the year ended December 31, 2019, the Company recorded a $3,000 charge for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement and the decreased discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $10,800 as of December 31, 2019. The final amount of the contingent consideration liability will be fixed as of December 31, 2021. The maximum contingent consideration amount that could be earned under the stock purchase agreement is $14,000.

The DoseMe acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of January 2, 2019. The contingent consideration payable was based on a multiple of DoseMe’s revenues associated with signed contracts during the twelve-month period ending November 30, 2019, as defined in the share purchase deed. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the year ended December 31, 2019, the Company recorded a $30 charge for the change in fair value of the final DoseMe acquisition-related contingent consideration amount. During the third quarter of 2019, the Company elected to accelerate the payment of the contingent consideration and made a final cash payment of $8,750 in full satisfaction of the DoseMe acquisition-related contingent consideration payable.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The changes in fair value of the Company’s acquisition-related contingent consideration liability for the years ended December 31, 2019 and 2018 was as follows:

Balance at January 1, 2018	$33,429
Acquisition date fair value of Peak PACE contingent consideration	1,620
Acquisition date fair value of Cognify contingent consideration	8,100
Fair value of cash consideration paid	(1,646)
Adjustments to fair value measurement	49,468
Reclassification of amounts to be settled in common stock to equity	(39,774)
Balance at December 31, 2018	$51,197
Acquisition date fair value of the DoseMe contingent consideration	8,720
Cash consideration paid	(53,542)
Adjustments to fair value measurement	3,816
Adjustment to reclassify amounts settled in cash (previously reflected in equity)	609
Balance at December 31, 2019	$10,800

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of December 31, 2019:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026 (the "2026 Notes")	$325,000	$226,291	$324,675

The fair value of the 2026 Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, the 2026 Notes are carried at their aggregate face value of $325,000, less any unaccreted debt discount and unamortized debt issuance costs.

18.     Commitments and Contingencies

(a)    Employment Agreements

The Company has employment agreements with each of the Company’s named executive officers and certain non-executive officers and key employees that provide for, among other things, salary and performance bonuses or other incentive compensation. Certain employment agreements may also provide for payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the employees have agreed to refrain from competing with the Company or soliciting the Company’s employees or clients for a period following the employee’s termination of employment.

(b)    Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company.

(c)    Vendor Purchase Agreements

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”), which was effective March 2016 and required a monthly minimum purchase obligation of approximately $1,750. This agreement was amended and restated effective May 1, 2016 with a three-year term expiring April 2019. The agreement was not renewed upon expiration in April 2019, but the Company continues to purchase from AmerisourceBergen from time-to-time on a purchase order basis. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, which still remains in place, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

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

As of December 31, 2019, the Company had $2,465 due to AmerisourceBergen and Thrifty Drug Stores as a result of prescription drug purchases. As of December 31, 2018, the Company had $5,340 due to AmerisourceBergen as a result of prescription drug purchases.

In December 2019, the Company entered into an updated agreement with its data aggregation partner related to the Company’s pharmacy cost management services. The agreement is effective January 1, 2020 with a three-year term expiring December 31, 2022 and commits the Company to a monthly minimum purchase obligation of $30.

19.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made matching contributions to participants’ accounts totaling $2,242, $1,643, and $644 during the years ended December 31, 2019, 2018, and 2017, respectively.

20.     Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended December 31, 2019 and 2018.

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Total revenue	$60,959	$76,255	$74,270	$73,223	$284,707
Loss from operations	$(12,327)	$(4,760)	$(7,764)	$(7,798)	$(32,649)
Net loss, basic and diluted	$(10,979)	$(6,529)	$(8,104)	$(6,824)	$(32,436)
Net loss per share, basic and diluted	$(0.54)	$(0.32)	$(0.39)	$(0.33)	$(1.57)

	Three Months	Three Months	Three Months	Three Months	Twelve Months
	Ended	Ended	Ended	Ended	Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Total revenue	$43,944	$48,598	$54,418	$57,310	$204,270
(Loss) income from operations	$(15,381)	$(34,825)	$9,810	$(9,343)	$(49,739)
Net (loss) income, basic and diluted	$(18,094)	$(29,026)	$10,416	$(10,565)	$(47,269)
Net (loss) income per share:
Basic	$(0.96)	$(1.53)	$0.54	$(0.54)	$(2.48)
Diluted	$(0.96)	$(1.53)	$0.47	$(0.54)	$(2.48)

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at End
Description	Period	Expenses	Deductions	Acquisition	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$528	$745	$(916)	$29	$386
Year Ended December 31, 2018	$63	$362	$—	$103	$528
Year Ended December 31, 2017	$39	$24	$—	$—	$63

		Allowance	Release of
	Balance at	Recorded on	Allowance on
	Beginning of	Current Year	Losses Expired		Balance at End
Description	Period	Losses	or Revalued	Acquisition	of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2019	$1,436	$1,424	$—	$301	$3,161
Year Ended December 31, 2018	$1,338	$659	$(561)	$—	$1,436
Year Ended December 31, 2017	$7,389	$(265)	$(5,786)	$—	$1,338