Form 10-Q
period 2020-03-31
Tabula Rasa HealthCare, Inc.
filed 2020-05-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 21, 2020, the Registrant had 23,020,886 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$38,134	$42,478
Restricted cash	3,763	4,103
Accounts receivable, net of allowance of $422 and $386, respectively	36,237	29,123
Inventories	5,135	3,700
Prepaid expenses	4,615	4,299
Other current assets	5,780	10,835
Total current assets	93,664	94,538
Property and equipment, net	15,612	15,798
Operating lease right-of-use assets	23,260	22,100
Software development costs, net	20,906	18,501
Goodwill	150,760	150,760
Intangible assets, net	182,591	189,413
Other assets	1,058	1,281
Total assets	$487,851	$492,391
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$10	$125
Current operating lease liabilities	4,635	4,350
Accounts payable	10,354	8,622
Accrued expenses and other liabilities	25,312	26,906
Total current liabilities	40,311	40,003
Long-term debt and finance leases, net	229,444	226,294
Noncurrent operating lease liabilities	21,853	21,017
Long-term acquisition-related contingent consideration	11,500	10,800
Deferred income tax liability	5,289	8,656
Other long-term liabilities	53	73
Total liabilities	308,450	306,843

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 23,015,781 and 22,496,999 shares issued and 22,817,540 and 22,321,310 shares outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Treasury stock, at cost; 198,241 and 175,689 shares at March 31, 2020 and December 31, 2019, respectively	(3,956)	(3,865)
Additional paid-in capital	296,726	288,345
Accumulated deficit	(113,371)	(98,934)
Total stockholders’ equity	179,401	185,548
Total liabilities and stockholders’ equity	$487,851	$492,391

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Product revenue	$37,087	$30,982
Service revenue	35,740	29,977
Total revenue	72,827	60,959
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	27,199	23,475
Service cost	20,874	18,193
Total cost of revenue, exclusive of depreciation and amortization	48,073	41,668
Operating expenses:
Research and development	4,828	5,550
Sales and marketing	5,540	4,850
General and administrative	16,967	13,743
Change in fair value of acquisition-related contingent consideration expense	700	1,176
Depreciation and amortization	9,913	6,299
Total operating expenses	37,948	31,618
Loss from operations	(13,194)	(12,327)
Interest expense, net	4,610	2,693
Loss before income taxes	(17,804)	(15,020)
Income tax benefit	(3,367)	(4,041)
Net loss	$(14,437)	$(10,979)
Net loss per share, basic and diluted	$(0.68)	$(0.54)
Weighted average common shares outstanding, basic and diluted	21,374,897	20,384,557

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2020	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	388,108	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(33,371)	—	—	—	—
Exercise of stock options	116,288	—	(1,681)	(91)	1,244	—	1,153
Share adjustment	—	—	12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,137	—	7,137
Net loss	—	—	—	—	—	(14,437)	(14,437)
Balance, March 31, 2020	23,015,781	$2	(198,241)	$(3,956)	$296,726	$(113,371)	$179,401

	Stockholders' Equity
	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	9,547	—	—	—	—	—	—
Issuance of restricted stock	565,840	—	—	—	—	—	—
Exercise of stock options	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	22,140,648	$2	(162,450)	$(3,865)	$264,453	$(77,477)	$183,113

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,437)	$(10,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,913	6,299
Amortization of deferred financing costs and debt discount	3,252	1,575
Deferred taxes	(3,367)	(3,381)
Stock-based compensation	7,137	6,852
Change in fair value of acquisition-related contingent consideration	700	1,176
Acquisition-related contingent consideration paid	—	(24,428)
Other noncash items	—	12

Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(7,114)	(3,258)
Inventories	(1,435)	(117)
Prepaid expenses and other current assets	4,625	(2,029)
Other assets	54	(354)
Accounts payable	1,528	(1,458)
Accrued expenses and other liabilities	(1,633)	3,464
Other long-term liabilities	(20)	(20)
Net cash used in operating activities	(797)	(26,646)

Cash flows from investing activities:
Purchases of property and equipment	(763)	(1,019)
Software development costs	(4,228)	(2,630)
Proceeds from repayment of note receivable	—	1,000
Acquisitions of businesses, net of cash acquired	—	(158,726)
Net cash used in investing activities	(4,991)	(161,375)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,153	1,037
Payments for debt financing costs	—	(9,418)
Repayments of line of credit	—	(45,000)
Payments of acquisition-related contingent consideration	—	(18,722)
Repayments of long-term debt and finance leases	(49)	(276)
Proceeds from issuance of convertible senior subordinated notes	—	325,000
Proceeds from sale of warrants	—	65,910
Purchase of convertible note hedges	—	(101,660)
Net cash provided by financing activities	1,104	216,871

Net (decrease) increase in cash and restricted cash	(4,684)	28,850
Cash and restricted cash, beginning of period	46,581	25,029
Cash and restricted cash, end of period	$41,897	$53,879

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$223	$1,600
Cash paid for interest	$2,844	$484
Cash paid for taxes	$49	$4
Interest costs capitalized to property and equipment and software development costs	$64	$—
Stock issued in connection with acquisitions	$—	$9,504

Reconciliation of cash and restricted cash:
Cash	$38,134	$49,598
Restricted cash	3,763	4,281
Total cash and restricted cash	$41,897	$53,879

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) focuses on optimizing drug regimens to reduce medication-related risk, specifically targeting adverse drug events, a large and growing medication therapy problem, with an estimated cost to the U.S. of more than $528 billion annually and resulting in more than 275,000 deaths per year in 2018. The Company delivers a range of technology-enabled solutions, software, and services including the largest clinical pharmacist telepharmacy network in the country, powered by our proprietary medication science technology, Medication Risk Mitigation (“MRM”) Matrix, that are targeted at value-based payment models and support both state and federal regulations. The Company serves a number of different organizations within the healthcare industry including more than 350 health plans, over 15,000 pharmacies and over 100 at-risk provider groups.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed on March 2, 2020 (“2019 Form 10-K”).

Effective January 1, 2020, in order to facilitate the administration, management and development of the Company’s business and minimize the burden on the Company’s tax and regulatory reporting obligations, the Company implemented a reorganization pursuant to which all of the Company’s domestic subsidiaries, other than CK Solutions, LLC, merged with and into the Company’s wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name to TRHC OpCo, Inc., on December 20, 2019 (“CareKinesis”). As a result thereof, following such reorganization, the Company’s only directly owned subsidiary is CareKinesis, which is the parent of CK Solutions, LLC and of three DoseMe foreign subsidiaries.

In conjunction with the Company’s reorganization, the Company now operates its business through two segments, CareVention HealthCare and MedWise HealthCare, effective January 1, 2020. Prior comparative periods have been revised to conform with the current period segment presentation. See Note 16 for a discussion of the Company’s reportable segments.

Risks Related to the COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the ramification on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak may have on the Company’s results of operations, financial condition, or liquidity for 2020. However, the Company is dependent on its workforce to sell and deliver its products and services. Developments such as social distancing and

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

shelter in-place directives could impact the Company’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

During the first quarter of 2020, the Company has not experienced any material impact to its consolidated financial statements as a result of the COVID-19 pandemic. However, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies.

Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies described in the 2019 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, and thereafter, has subsequently provided updates and improvements (as so updated and improved, “ASU 2016-13”). ASU 2016-13 requires entities to estimate expected lifetime credit losses on financial assets including (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance-sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on January 1, 2020 using the prospective transition method. The implementation of this guidance requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates on the Company’s trade receivables and contract assets. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will be required to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for financial statements issued for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of ASU 2017-04 did not have a material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company adopted ASU 2018-15 during the fourth quarter of 2019 using the prospective transition method. The adoption of ASU 2018-15 did not have a material effect on the Company's consolidated financial statements.

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

3.     Revenue

The Company generates revenue from its CareVention HealthCare and MedWise HealthCare segments. See Note 16 for additional discussion of the Company’s reportable segments.

Client contracts generally have a term of one to five years and, in some cases, automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services. There are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component.

CareVention HealthCare

PACE Product Revenue

The Company provides medication fulfillment pharmacy services to Programs of All-Inclusive Care for the Elderly (“PACE”), and while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts and does not experience a significant level of returns or reshipments.

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations, which include risk adjustment services, third party administration services, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”) and subscription fees, which are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

MedWise HealthCare

Medication Safety Services

The Company provides medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and assessment completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety service and when medication reviews and assessments are completed. The Company generally bills for the medication safety services on a monthly basis.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Software Subscription

The Company provides software as a service (“SaaS”) solutions, which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. Revenues related to these software services primarily consists of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. The Company generally bills for the software services on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by reportable segment. Substantially all of the Company’s revenue is recognized in the United States (“U.S.”) and substantially all of the Company’s assets are located in the U.S.

	Three Months Ended
	March 31,
	2020	2019
CareVention HealthCare:
PACE product revenue	$37,087	$30,982
PACE solutions	11,571	11,174
	$48,658	$42,156
MedWise HealthCare:
Medication safety services	$14,320	$15,351
Software subscription	9,849	3,452
	$24,169	$18,803
Total revenue	$72,827	$60,959

Contract Balances

Assets and liabilities related to the Company’s contracts are reported on a contract-by-contract basis at the end of each reporting period. Contract balances consist of contract assets and contract liabilities. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. Contract assets are classified as current or non-current based on the timing of the Company’s rights to the unconditional payments. Contract assets are generally classified as current and recorded within other current assets on the Company’s consolidated balance sheets.

Contract liabilities include advance customer payments and billings in excess of revenue recognized. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within a year and therefore generally classifies contract liabilities in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Contract assets	$3,526	$6,165
Contract liabilities	7,141	4,930

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

March 31,
2020
Contract assets:
Contract assets, beginning of period	$6,165
Decreases due to cash received	(3,016)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	159
Increases, net of reclassifications to receivables	218
Contract assets, end of period	$3,526

Contract liabilities:
Contract liabilities, beginning of period	$4,930
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(2,618)
Increases due to cash received, excluding amounts recognized as revenue during the period	4,829
Contract liabilities, end of period	$7,141

During the three months ended March 31, 2019, the Company recognized $1,160 of revenue that was included in the December 31, 2018 contract liability balance of $1,733.

4.     Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period plus the impact of dilutive securities using the treasury stock method, to the extent that they are not anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2020	2019
Numerator (basic and diluted):
Net loss	$(14,437)	$(10,979)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	21,374,897	20,384,557
Net loss per share, basic and diluted	$(0.68)	$(0.54)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2020 and 2019, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	March 31,
	2020	2019
Stock options to purchase common stock	2,627,493	3,041,855
Unvested restricted stock	1,314,635	1,531,785
Common stock warrants	4,646,393	4,646,393
Contingently issuable shares	63,320	20,000
	8,651,841	9,240,033

Shares associated with the conversion of the convertible senior subordinated notes have been excluded from the table above.

5.     Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (the “Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness was a standalone entity and was a leading cloud-based patient engagement solutions company that facilitated collaboration between more than 12,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. A portion of the closing consideration is being held in escrow to secure potential claims for indemnification under the Merger Agreement and in respect of adjustments to the consideration under the Merger Agreement. The acquisition was considered an asset acquisition for tax purposes and accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the PrescribeWellness acquisition.

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statement of operations. For the three months ended March 31, 2019, service revenue of $2,191 was recorded, net of a reduction of $203 due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $871, which included amortization of $874 associated with acquired intangible assets, from PrescribeWellness, was included in the Company’s consolidated statement of operations for the three months ended March 31, 2019.

DoseMe

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase the share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool to help physicians and pharmacists accurately dose patients’ high-risk parenteral (intravenous) medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of up to $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn out payment, based on the financial performance of DoseMe. During the third quarter of 2019, the Company paid $8,750 in cash in full satisfaction of the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

contingent purchase price consideration. A portion of the cash consideration paid at closing is being held in escrow to secure potential claims by the Company for indemnification under the agreement and in respect of adjustments to the purchase price. The acquisition was considered an asset acquisition for tax purposes and accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for U.S. tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the DoseMe acquisition

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three months ended March 31, 2019, service revenue of $66 and net loss of $1,226, which included amortization of $25 associated with acquired intangible assets, from DoseMe were included in the Company’s consolidated statement of operations.

Pro forma

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if they had been consummated as of January 1, 2018. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock-based compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording deferred revenue at fair value, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2018.

Three Months Ended
March 31,
2019
Revenue	$66,706
Net loss	(13,831)

6.       Property and Equipment

Accumulated depreciation was $14,466 and $13,728 as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2020 and 2019 was $1,268 and $1,008, respectively.

7.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

borrowings attributable to software development. As of March 31, 2020 and December 31, 2019, capitalized software costs consisted of the following:

	March 31, 2020	December 31, 2019
Software development costs	$33,936	$29,714
Less: accumulated amortization	(13,030)	(11,213)
Software development costs, net	$20,906	$18,501

Capitalized software development costs included above not yet subject to amortization	$3,927	$3,294

Amortization expense for the three months ended March 31, 2020 and 2019 was $1,823 and $624, respectively.

8.      Goodwill and Intangible Assets

The Company maintained goodwill of $150,760 as of March 31, 2020 and December 31, 2019. Management has not identified any triggering events during the three months ended March 31, 2020.

Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2020
Trade names	7.1	$11,255	$(4,211)	$7,044
Client relationships	12.2	128,169	(23,753)	104,416
Non-competition agreements	5.0	6,602	(2,971)	3,631
Developed technology	8.0	68,593	(18,134)	50,459
Patient database	5.0	21,700	(4,702)	16,998
Domain name	10.0	59	(16)	43
Total intangible assets		$236,378	$(53,787)	$182,591

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2019
Trade names	7.1	$11,255	$(3,845)	$7,410
Client relationships	12.2	128,169	(20,977)	107,192
Non-competition agreements	5.0	6,602	(2,641)	3,961
Developed technology	8.0	68,593	(15,870)	52,723
Patient database	5.0	21,700	(3,617)	18,083
Domain name	10.0	59	(15)	44
Total intangible assets		$236,378	$(46,965)	$189,413

Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 was $6,822 and $4,667, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for the remainder of 2020 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2020 (April 1 - December 31)	$20,467
2021	27,185
2022	26,123
2023	24,913
2024	17,912
2025	12,042
Thereafter	53,949
Total estimated amortization expense	$182,591

9.       Accrued Expenses and Other Liabilities

As of March 31, 2020 and December 31, 2019, accrued expenses and other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Employee related expenses	$10,141	$12,582
Contract liability	7,087	4,857
Client funds obligations*	3,763	4,106
Contract labor	415	329
Interest	711	2,133
Professional fees	368	337
Royalties expense	128	17
Non-income taxes payable	942	898
Other expenses	1,757	1,647
Total accrued expenses and other liabilities	$25,312	$26,906

*This amount represents clients’ funds held by the Company, with an offsetting amount included in restricted cash.

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (as subsequently amended, the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015. The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The Amended and Restated 2015 Line of Credit matures on September 6, 2020.

Interest on the Amended and Restated 2015 Revolving Line is calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%. Financial covenants under the Amended and Restated 2015 Revolving Line require that the Company (i) maintain an unrestricted cash and unused availability balance under the Amended and Restated 2015 Revolving Line of at least $1,500 at all times (the liquidity covenant), (ii) maintain a leverage ratio of less than 2.50:1.00, on a trailing twelve-month basis measured quarterly, and (iii) maintain a minimum quarterly EBITDA of at least 75% of the plan approved by the Company’s Board of Directors (“Board”). In addition, the Company may not contract to make capital expenditures, excluding capitalized software development costs and tenant leasehold improvements, greater than $5,000 in any fiscal year without the consent of Western Alliance Bank.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of March 31, 2020, the Company was in compliance with all covenants related to the Amended and Restated 2015 Revolving Line, and management expects that the Company will be able to maintain compliance with its covenants.

As of March 31, 2020, the Company has an outstanding letter of credit of $200 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Revolving Line.

As of March 31, 2020 and December 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Revolving Line. Amounts available for borrowings under the Amended and Restated 2015 Revolving Line were $59,800 as of March 31, 2020.

As of March 31, 2020, the interest rate on the Amended and Restated 2015 Revolving Line was 5.58%. No interest expense was incurred for the three months ended March 31, 2020 as there were no aggregate borrowings outstanding during the three months ended March 31, 2020. As of March 31, 2019, the interest rate on the Amended and Restated 2015 Revolving Line was 5.58% and interest expense was $351 for the three months ended March 31, 2019. In connection with the Amended and Restated 2015 Revolving Line (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $793. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Revolving Line and amortized $100 and $48 to interest expense for the three months ended March 31, 2020 and 2019, respectively. Deferred financing costs of $166 and $266, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of March 31, 2020, none of the conditions allowing holders of the 2026 Notes to convert had been met.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $102,900 and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The initial associated deferred tax effect of $25,884 was recorded as a reduction of additional paid-in capital because the equity component is not currently expected to be deductible for income tax purposes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2026 Notes at an effective interest rate of 8.05% over the contractual term.

Debt issuance costs related to the 2026 Notes of $9,372 and were allocated to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $6,405 and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

During the three months ended March 31, 2020, the Company recognized $4,573 of interest expense related to the 2026 Notes, of which $1,421 was accrued and $3,152 was non-cash accretion of the debt discounts recorded. During the three months ended March 31, 2019, the Company recognized $2,269 of interest expense related to the 2026 Notes, of which $743 was accrued and $1,527 was non-cash accretion of the debt discounts recorded. The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such 2026 Notes are within one year of maturity. The 2026 Notes have a carrying value of $229,442 as of March 31, 2020. Accrued interest payable on the 2026 Notes of $711 as of March 31, 2020 is included in accrued expenses and other liabilities on the consolidated balance sheets.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(95,558)	(98,709)
Convertible senior subordinated notes, net	229,442	226,291
Finance leases	12	128
Total long-term debt and finance leases, net	229,454	226,419
Less current portion, net	(10)	(125)
Total long-term debt and finance leases, less current portion, net	$229,444	$226,294

11.      Income Taxes

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $3,367, which resulted in an effective tax rate of 18.9%. The tax benefit primarily consists of $3,031 based on the estimated effective tax rate for the full year and $336 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

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

12.     Stockholders' Equity

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of March 31, 2020, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 10 for additional information related to the 2026 Notes.

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,116,065 shares on January 2, 2020. As of March 31, 2020, 1,139,858 shares were available for future grants under the 2016 Plan.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the three months ended March 31, 2020:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2019	1,213,581	$37.69
Granted	388,108	67.91
Vested	(253,683)	45.23
Forfeited	(33,371)	54.96
Outstanding at March 31, 2020	1,314,635	$44.72

For the three months ended March 31, 2020 and 2019, $4,139 and $2,725 of expense was recognized related to restricted stock awards, respectively. As of March 31, 2020, there was unrecognized compensation expense of $50,368 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.15 years.

Performance-Based Stock Award

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provided that 50,000 shares of common stock would be issued based on the achievement of certain milestones. The award had a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost was recognized over the service period based on management’s determination that it was probable that the milestones would be achieved. As of December 31, 2019, all milestones were achieved and there was no unrecognized compensation expense related to the performance-based stock award. During the three months ended March 31, 2020, the Company issued 5,000 shares of common stock related to this award for the achievement of the final milestone. For the three months ended March 31, 2019, the Company recorded $915 of expense related to performance-based stock award.

Other Stock Awards

During the first quarter of 2020, the Board approved the grant of stock awards to select employees pursuant to the 2016 Plan. The awards provided for the issuance of 9,386 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $52.29 per share. For the three months ended March 31, 2020, the Company recorded $491 of expense related to these stock awards.

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

Stock Options

The Company recorded $2,507 and $2,674 of stock-based compensation expense related to employee and non-employee stock options for the three months ended March 31, 2020 and 2019, respectively. The Company records forfeitures as they occur.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatilities of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Valuation assumptions:	2020	2019
Expected volatility	56.10%	69.70%
Expected term (years)	5.25	6.02
Risk-free interest rate	1.22%	2.50%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2020 and 2019 was $33.78 and $34.98 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2020:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2019	2,755,343	$25.10
Granted	5,000	68.10
Exercised	(117,755)	11.09
Forfeited	(15,095)	49.88
Outstanding at March 31, 2020	2,627,493	$25.66	6.7	$73,345
Options vested and expected to vest at March 31, 2020	2,627,493	$25.66	6.7	$73,345
Exercisable at March 31, 2020	1,703,465	$17.11	5.9	$60,994

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $4,581 and $3,971, respectively.

As of March 31, 2020, there was $22,007 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.5 years.

Cash received from option exercises for the three months ended March 31, 2020 and 2019 was $1,153 and $1,037, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded total stock-based compensation expense for the three months ended March 31, 2020 and 2019 in the following expense categories of its consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue - product	$182	$309
Cost of revenue - service	763	984
Research and development	1,409	2,282
Sales and marketing	528	987
General and administrative	4,255	2,290
Total stock-based compensation expense	$7,137	$6,852

14.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, and long-term debt, which includes the Company’s convertible senior subordinated notes and finance leases. The carrying values of accounts receivable, contract assets, accounts payable, contract liabilities, and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. See below for additional information on the Company’s convertible senior subordinated notes.

The Company has classified liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	March 31, 2020
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$11,500	$11,500

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2019
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$10,800	$10,800

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

In connection with the acquisition of the Cognify business, additional consideration may be payable by the Company based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended March 31, 2020 and 2019, the Company recorded a $700 and $900 charge, respectively, for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $11,500 and $10,800 as of March 31, 2020 and December 31, 2019, respectively. The final amount of the contingent consideration liability will be fixed as of December 31, 2021. The maximum contingent consideration amount that could be earned under the stock purchase agreement is $14,000.

The changes in fair value of the Company’s acquisition-related contingent consideration for the three months ended March 31, 2020 were as follows:

Balance at December 31, 2019	$10,800
Adjustments to fair value measurement	700
Balance at March 31, 2020	$11,500

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2020:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026 (the "2026 Notes")	$325,000	$229,442	$322,667

The fair value of the 2026 Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 10, the 2026 Notes are carried at their aggregate face value of $325,000, less any unaccreted debt discount and unamortized debt issuance costs.

15.     Commitments and Contingencies

(a)    Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, are expected to have a material adverse impact on the Company.

(b)    Vendor Purchase Agreements

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”), which required a monthly minimum purchase obligation of approximately $1,750. This agreement was effective May 1, 2016 with a three-year term expiring April 2019. The agreement was not renewed upon expiration in April 2019, but the Company continues to purchase from AmerisourceBergen from time to time on a purchase order basis. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, which still remains in place, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

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

As of March 31, 2020, the Company had $3,559 due to AmerisourceBergen and Thrifty Drug Stores as a result of prescription drug purchases. As of December 31, 2019, the Company had $2,465 due to AmerisourceBergen and Thrifty Drug Stores as a result of prescription drug purchases.

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

16.    Segment Reporting

The Company operates its business through two segments. The Company's chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon financial information at the reportable segment level. Substantially all revenues are generated and substantially all tangible assets are held in the U.S. The Company classifies its operations into two reportable segments as follows:

CareVention HealthCare provides services to PACE organizations, including medication fulfillment pharmacy services, and PACE solutions, such as medication safety services and health plan management services.

MedWise HealthCare provides services to health plans, pharmacies, and healthcare providers, including medication safety services and software subscription solutions, which allow for the identification of individuals with high medication-related risk, patient communication and engagement, documentation of clinical interventions regarding optimizing medication therapy, targeting adherence improvement and precision dosing.

Shared services primarily consist of unallocated corporate sales and marketing expenses and general and administrative expenses associated with the management and administration of the Company’s business objectives.

The CODM uses revenue in accordance with U.S. GAAP and Adjusted EBITDA as the relevant segment performance measures to evaluate the performance of the segments and allocate resources.

Adjusted EBITDA is a segment performance financial measure that offers a useful view of the overall operation of the Company’s businesses and may be different than similarly-titled segment performance financial measures used by other companies.

Adjusted EBITDA is defined as net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense (income), acquisition-related expense and stock-based compensation related expense. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Revenue:
Three Months Ended March 31, 2020
Product revenue	37,087	—	37,087
Service revenue
PACE solutions	11,571	—	11,571
Medication safety services	—	14,320	14,320
Software subscription	—	9,849	9,849
Total service revenue	11,571	24,169	35,740
Total revenue	$48,658	$24,169	$72,827

Three Months Ended March 31, 2019
Product revenue	30,982	—	30,982
Service revenue
PACE solutions	11,174	—	11,174
Medication safety services	—	15,351	15,351
Software subscription	—	3,452	3,452
Total service revenue	11,174	18,803	29,977
Total revenue	$42,156	$18,803	$60,959

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Three Months Ended March 31, 2020
Adjusted EBITDA (loss)	$11,748	$2,831	$(9,772)	$4,807

Three Months Ended March 31, 2019
Adjusted EBITDA (loss)	$10,620	$1,648	$(6,577)	$5,691

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(14,437)	$(10,979)
Add:
Interest expense, net	4,610	2,693
Income tax benefit	(3,367)	(4,041)
Depreciation and amortization	9,913	6,299
Change in fair value of acquisition-related contingent consideration expense	700	1,176
Acquisition-related expense	251	3,691
Stock-based compensation expense	7,137	6,852
Adjusted EBITDA	$4,807	$5,691

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our 2019 Form 10-K.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the impacts of the current COVID-19 pandemic and other health epidemics; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the health care industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vii) our ability to maintain relationships with a specified drug wholesaler; (viii) increasing consolidation in the healthcare industry; (ix) managing our growth effectively; (x) fluctuations in operating results; (xi) failure or disruption of our information technology and security systems; (xii) dependence on our senior management and key employees; (xiii) our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary; and (xiv) the risks described in Part I, Item 1A of our 2019 Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a leader in providing medication safety software and telepharmacy services to health plans, pharmacies, and healthcare providers. Our solutions help to optimize medication regimens resulting in improved patient outcomes and lower healthcare costs that support the ongoing shift to value-based care models in the U.S. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance medication safety-related pharmacotherapy research and its application in clinical practice, and our culture, best captured in the 32 “Fundamentals” known as “The TRHC Way.”

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 67% and 33% of revenue for the three months ended March 31, 2020, respectively. Our CareVention HealthCare segment provides our clients with medication fulfillment services, cloud-based software, and clinical pharmacist services at the point-of-care. Our MedWise HealthCare segment provides our clients with cloud-based software and full-service clinical pharmacy programs. Substantially all of our revenue is recognized in the U.S. and substantially all of our long-lived assets are located in the U.S.

For the three months ended March 31, 2020, our total revenues were $72.8 million compared to $61.0 million for the three months ended March 31, 2019. We incurred a net loss of $14.4 million and net loss of $11.0 million for the three months ended March 31, 2020 and 2019, respectively. Adjusted EBITDA for the three months ended March 31, 2020 was $4.8 million, compared to $5.7 million for the three months ended March 31, 2019. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial

Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

CareVention HealthCare

CareVention HealthCare primarily services Programs of All-Inclusive Care for the Elderly, or PACE, which is a Centers for Medicare & Medicaid Services, or CMS, sponsored program providing comprehensive medical and social services to adults age 55 and older who need a nursing facility level of care but can live safely in community settings. Our clients include Archcare Senior Life, Trinity Health, Palm Beach PACE, and St. Paul’s PACE. Within our CareVention HealthCare segment, we offer our medication fulfillment services, clinical pharmacist services at the point-of-care, cloud-based software, and health plan management services through a number of different brands including: CareKinesis, Capstone Performance Systems, PeakTPA, Mediture, and Cognify.

The majority of our CareVention HealthCare product and service offerings are fortified by our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, designed to increase patient safety, create and promote adherence to individualized medication regimen, and reduce the total medication burden by eliminating unnecessary prescriptions. Our medication fulfillment and reminder packaging services utilize the MRM Matrix technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, electronic health records solutions and third party administration services, which are all specifically tailored to the PACE market. The CareVention HealthCare segment revenue model is based on payments on a per-member per-month, or PMPM, basis, payments on a subscription basis, and charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment is primarily comprised of service offerings from our acquisitions of SinfoníaRx in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we are a leading provider of Medication Therapy Management, or MTM, software and services for Medicare, Medicaid, and commercial health plans and also a leading provider of cloud-based patient engagement software and services to more than 12,000 pharmacies nationwide. More than 350 health plans including several Blue Cross Blue Shield organizations, Express Scripts, UnitedHealth Group, and CVS Health utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Enhanced MTM (a five-year Center for Medicare & Medicaid Innovation Part D pilot that began January 1, 2017), Medicare Part D Star Ratings, Healthcare Effectiveness Data and Information Set quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our telepharmacy call centers across the country employing nearly 500 pharmacists. Within our MedWise HealthCare business unit, we offer our cloud-based software and clinical pharmacist services through a number of different brands, including MedWise, RxCompanion, PrescribeWellness, and DoseMeRx. The MedWise HealthCare segment revenue model is based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

Our Strategy

In early 2020, we articulated a long-term growth strategy based on three key tenets:

1)Further penetration of the PACE market by leveraging our existing CareVention HealthCare membership base and cross-selling to increase our average PMPM fee; growth within our existing clients in part due to the acceleration of the PACE 2.0 Initiative designed to significantly increase enrollment; and continued investments in our offerings to attract new PACE customers.

2)Accelerating the adoption of our MedWise software and clinical pharmacy programs by health plans across all lines of business, including Medicare, Medicaid, and commercial clients.

3)Increasing the number of pharmacists licensing the PrescribeWellness solution set, including the MedWise platform, across our growing pharmacy footprint of more than 12,000 pharmacies nationwide.

We believe demographic, legislative, and industry trends support our long-term growth targets. According to data from the U.S. Census Bureau, the number of Americans age 65 and older is expected to reach 74.1 million by 2030, which will represent more than one in five Americans. An April 2020 report from the Lown Institute noted polypharmacy (defined as five or more medications) has reached “epidemic proportions”. The Institute stated that 40% of seniors (65+) are taking five or more prescription medications to treat the growing prevalence of multiple chronic conditions including heart disease, diabetes, asthma, high blood pressure, and cancer.

From a legislative perspective, important drivers that will support our growth are: the long-term transition to value-based care; CMS Medicare Part C and Part D regulations governing Star Ratings; the ongoing Enhanced MTM pilot, and a changing pharmacy landscape, including the expanding scope and role of community pharmacists as highlighted by new state laws, for example, Ohio SB 265; and the April 8, 2020 announcement from the U.S. Department of Health & Human Services authorizing licensed pharmacists to order and administer COVID-19 tests as part of the federal government’s response to the pandemic.

From an industry perspective, we are addressing a large and growing medication therapy problem, which encompasses adverse drug events, or ADEs, compounded by the demographic trends described above. In 2018, there were 5.8 billion prescriptions dispensed in the U.S. per IQVIA Institute, an increase of 2.7% from 2017, and prescriptions for chronic, persistent conditions accounted for more than two-thirds of the total dispensed prescriptions in 2018. In 2018, a review published in the Annals of Pharmacology estimated the annual cost of prescription-related morbidity and mortality resulting from non-optimized medication therapy is $528.4 billion including 275,689 deaths per year.

To supplement our organic growth, we made a total of five acquisitions during 2018 and 2019 and we continue to evaluate strategic acquisitions across both segments of our business. Our March 2019 acquisition of PrescribeWellness allowed us to expand our target markets for our Medwise HealthCare technology to include the 61,800 pharmacy practice settings across America. In addition to enhancing our capacity, PrescribeWellness pharmacy customers (located within five miles of 300 million people in the U.S.) also created a local setting to deliver more clinical programs such as MTM for our health plan clients. Our 2018 acquisitions of Cognify (a provider of electronic health record solutions), Mediture (a provider of electronic health record solutions and third-party administrative services), and PeakTPA (a provider of third-party administrative services) have broadened our portfolio of CareVention HealthCare solutions to sell to our existing PACE clients, with a combined patient census of 31,820 at the end of 2019, which represented an increase of 15% from 27,690 at the end of 2018.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(Dollars in thousands)
Revenues	$72,827	$60,959	$11,868	19%
Net loss	(14,437)	(10,979)	(3,458)	(31)
Adjusted EBITDA	4,807	5,691	(884)	(16)

We monitor the key metrics in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and gauge our cash generation. We discuss Adjusted EBITDA in more detail in “Non-GAAP Financial Measures — Adjusted EBITDA.” We also monitor revenue retention rate and client retention rate on an annual basis, which are described in our 2019 Form 10-K.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets, and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2019 Annual Report and

this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties that may impact our future success.

Recent Developments

Corporate Reorganization

Effective January 1, 2020, in order to facilitate the administration, management and development of our business and minimize the burden on our tax and regulatory reporting obligations, we implemented a reorganization pursuant to which all of our domestic subsidiaries, other than CK Solutions, LLC, merged with and into our wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name to TRHC OpCo, Inc., or CareKinesis. As a result thereof, following such reorganization, our only directly owned subsidiary is CareKinesis which is the parent of CK Solutions, LLC and of three DoseMe foreign subsidiaries.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the ramification on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak may have on our results of operations, financial condition, or liquidity for 2020. However, we are dependent on our workforce to sell and deliver our products and services. Developments such as social distancing and shelter in-place directives could impact our ability to deploy our workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

During the first quarter of 2020, we have not experienced any material impact to its consolidated financial statements as a result of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended March 31, 2020 and 2019, product sales represented 51% our total revenue, and service revenue represented 49% of our total revenue.

CareVention HealthCare

PACE Product Revenue

We provide medication fulfillment pharmacy services to PACE organizations, and while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts and we do not experience a significant level of returns or reshipments.

PACE Solutions

We provide services to PACE organizations, which primarily include medication safety services and health plan management services, which consist of risk adjustment services, electronic health records solutions, and third party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”) and subscription fees which are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

MedWise HealthCare

Medication Safety Services

We provide medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and assessment completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety service and when medication reviews and assessments are completed. We generally bill for the medication safety services on a monthly basis.

Software Subscription

We provide software as a service, or SaaS, solutions, which allow for identification of individuals with high medication-related risk; for patient communication and engagement; for documentation of clinical interventions; for optimizing medication therapy; for targeting adherence improvement; and for precision dosing. Revenues related to these software services primarily consists of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended March 31, 2020 and 2019, medication costs represented 80% and 79% of our total product costs, respectively. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation, for personnel; and technology expenses. Such costs also include direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to servicing our CareVention HealthCare and MedWise HealthCare service contracts, which primarily consists of labor costs, including stock-based compensation; outside contractors; and expenses related to supporting our technology platforms. Cost of service revenue also includes direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions, which include software engineers and employees engaged in scientific research, education, and the design and development of new scientific algorithms and the enhancement of our software and technology platforms; fees paid to third-party consultants; costs related to quality assurance and testing; and other allocated facility-related overhead and expenses.

We capitalize certain costs incurred in connection with obtaining or developing the proprietary software platforms that support our product and service contracts, including third-party contractors and payroll costs for employees directly involved with the software development. Capitalized software development costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post implementation stage, as well as maintenance and training costs, are expensed as incurred. We continue to focus our research and development efforts on adding new features and applications to increase the functionality of, and enhancing the ease of use of our existing suite of software solutions.

We expect our research and development expenses will increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our software solutions and service offerings, but will decrease as a percentage of revenue in the long term as we expect our revenue to increase at a greater rate than such expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries, commissions, bonuses, stock-based compensation and employee benefits for sales and marketing personnel, as well as travel costs related to sales, marketing and client service activities. Marketing costs also include costs for communication and branding materials, conferences, trade shows, public relations, and allocated overhead.

We expect our sales and marketing expenses to increase in absolute dollars as we strategically invest to grow our sales, account management, and marketing infrastructure as we introduce new products and enter new markets, but decrease as a percentage of revenue in the long term.

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits and stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure and continue to comply with the requirements applicable to public companies, but decrease as a percentage of revenue in the long term.

Change in Fair Value of Acquisition-related Contingent Consideration

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Revenue:
Product revenue	$37,087	$30,982	$6,105	20%
Service revenue	35,740	29,977	5,763	19
Total revenue	72,827	60,959	11,868	19
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	27,199	23,475	3,724	16
Service cost	20,874	18,193	2,681	15
Total cost of revenue, exclusive of depreciation and amortization	48,073	41,668	6,405	15
Operating expenses:
Research and development	4,828	5,550	(722)	(13)
Sales and marketing	5,540	4,850	690	14
General and administrative	16,967	13,743	3,224	23
Change in fair value of acquisition-related contingent consideration expense	700	1,176	(476)	(40)
Depreciation and amortization	9,913	6,299	3,614	57
Total operating expenses	37,948	31,618	6,330	20
Loss from operations	(13,194)	(12,327)	(867)	(7)
Interest expense, net	4,610	2,693	1,917	71
Loss before income taxes	(17,804)	(15,020)	(2,784)	(19)
Income tax benefit	(3,367)	(4,041)	674	17
Net loss	$(14,437)	$(10,979)	$(3,458)	(31)

Comparison of the Three Months Ended March 31, 2020 and 2019

Product Revenue

Product revenue increased $6.1 million, or 20%, to $37.1 million for the three months ended March 31, 2020 compared to the same period in 2019. New CareVention clients that started services after the end of the first quarter in 2019 contributed $2.3 million to the increase. The remaining increase of $3.8 million is attributable to increased medication fulfillment volume from growth in the number of patients served by our existing clients.

Service Revenue

Service revenue increased $5.7 million, or 19%, from $30.0 million for the three months ended March 31, 2019 to $35.7 million for the first quarter of 2020.

Service revenues generated by our MedWise HealthCare segment increased by $5.4 million, or 29%, to $24.2 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to a $6.4 million increase in software subscription revenue, which was mostly attributable to the PrescribeWellness acquisition completed on March 5, 2019. This increase was offset by a decrease in medication safety services of $1.0 million as a result of fewer comprehensive medication reviews completed during the three months ended March 31, 2020.

CareVention HealthCare service revenues increased by $397 thousand, or 4%, to $11.6 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was attributable to growth in our PACE services as a result of new clients and growth with existing clients added since the first quarter of 2019.

Cost of Product Revenue

Cost of product revenue increased $3.7 million, or 16%, to $27.2 million for the three months ended March 31, 2020 as compared to the same period in 2019. New clients in our CareVention HealthCare segment added since the first quarter of 2019 contributed $1.4 million to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers contributed approximately $2.4 million to the change. The increase in cost of product revenue was also due to a $409 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled. The increase in cost of product revenue was partially offset by a $418 thousand decrease in manufacturer medication pricing resulting from our change in prime vendors at the end of the second quarter of 2019.

Cost of Service Revenue

Cost of service revenue increased $2.7 million, or 15%, from $18.2 million for the three months ended March 31, 2019 to $20.9 million for the three months ended March 31, 2020.

Cost of service revenue related to our Medwise HealthCare segment increased $1.9 million, or 15%, to $13.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $2.4 million to the total increase and primarily consisted of employee compensation and technology costs. This increase was partially offset by a $568 thousand decrease in printing and postage for our medication safety services primarily as a result of fewer members qualifying for medication therapy management services. In addition, royalty fees related to providing our medication safety services decreased by $305 thousand as a result of purchasing previously licensed technology.

Cost of service revenue related to our CareVention HealthCare segment increased $831 thousand, or 13%, to $7.0 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was attributable to an increase in costs to support our PACE services, primarily related to increased employee compensation to support growth in our third party administration services, and technology related costs.

Research and Development Expenses

Research and development expenses decreased $722 thousand, or 13%, to $4.8 million for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was mostly due to a reduction of $883 thousand in stock-based compensation expense, primarily related to performance-based equity awards granted in 2018 that had fully vested during 2019. This decrease was partially offset by higher funding of external research activities and an increase in third-party contractor costs to support software development activities.

Sales and Marketing Expenses

Sales and marketing expenses increased $690 thousand, or 14%, from $4.9 million for the three months ended March 31, 2019 to $5.6 million for the comparable period in 2020. The acquisition of PrescribeWellness contributed $1.3 million to the increase, which primarily related to employee compensation costs. Excluding PrescribeWellness, sales and marketing expenses decreased $609 thousand. The decrease includes approximately $1.2 million of employee compensation costs, including stock-based compensation, for personnel previously included in sales and marketing, who are now dedicated to corporate strategy initiatives and recorded in general and administrative expenses. The change in allocation resulted from our Company’s reorganization in January 2020 to better align resources in order to support the achievement of our business objectives. Excluding the impact of the PrescribeWellness acquisition and the change in resource allocation, sales and marketing expenses increased approximately $615 thousand primarily due to an increase in headcount to support our sales growth and an increase in technology resource spending.

General and Administrative Expenses

General and administrative expenses increased $3.2 million, or 23%, to $17.0 million for the three months ended March 31, 2020 as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $387 thousand to the increase in expenses, which consisted primarily of employee compensation costs, including stock-based compensation, and technology costs. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $2.8 million.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $5.1 million, which included a $2.0 million increase in stock-based compensation expense related to equity awards granted during the first quarter of 2020. The increase in employee compensation costs was also due to the realignment of resources dedicated to serving administrative functions to support the achievement of our business goals as a result of our Company’s reorganization in January 2020. These included moving resources accounting for $1.2 million to corporate strategy from sales and marketing, and dedicating approximately $512 thousand of resources related to key employees, previously included in cost of revenues, to executive related responsibilities. The remaining increase in employee compensation costs was due to an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases.

The increase in general and administrative expenses was also due to higher technology related expenses of $470 thousand and higher professional fees of $360 thousand. These increases were offset by a $3.3 million decrease in acquisition costs as a result of the acquisition of PrescribeWellness in the first quarter of 2019.

Acquisition-related Contingent Consideration Expense

During the three months ended March 31, 2020 and 2019, we recorded a $700 thousand charge and $900 thousand charge, respectively, to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. As of March 31, 2020, the Cognify contingent consideration liability was $11.5 million with the potential for up to an additional $2.5 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

In addition, during the three months ended March 31, 2019, we recognized a $276 charge primarily related to fair value adjustments for the SinfoníaRx, Peak PACE, and DoseMe acquisition-related contingent considerations, which were all subsequently paid in full during 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.6 million, or 57%, from $6.3 million for the three months ended March 31, 2019 to $9.9 million for the three months ended March 31, 2020. This increase was primarily due to a $2.2 million increase in amortization expense of intangible assets as a result of intangible assets acquired from PrescribeWellness in March 2019. The increase in amortization expense was also due to a $1.2 million increase in the amortization of capitalized software related to new software functionality placed into service since 2019 to support our CareVention HealthCare and MedWise HealthCare segments. Depreciation expense increased by $260 thousand primarily related the completion of expanded office space at our Moorestown, New Jersey headquarters and our new research facility in Lake Nona, Florida.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $4.6 million, an increase of $1.9 million compared to the three months ended March 31, 2019. The increase is primarily due an increase of $2.3 million of interest expense on the 2026 Notes, which were issued in February 2019. The increase was partially offset by a decrease in interest expense on the Amended and Restated 2015 Revolving Line of Credit of $351 thousand and a decrease in interest expense on finance leases.

Income Taxes

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $3.4 million, which resulted in an effective tax rate of 18.9%. The tax benefit primarily consists of $3.1 million based on the estimated effective tax rate for the full year and $0.3 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

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

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense (income), acquisition-related expense and stock-based compensation expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(14,437)	$(10,979)
Add:
Interest expense, net	4,610	2,693
Income tax benefit	(3,367)	(4,041)
Depreciation and amortization	9,913	6,299
Change in fair value of acquisition-related contingent consideration expense	700	1,176
Acquisition-related expense	251	3,691
Stock-based compensation expense	7,137	6,852
Adjusted EBITDA	$4,807	$5,691

Adjusted Diluted Net Income (Loss) Per Share, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net loss before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, acquisition-related expense, stock-based compensation expense, and the tax impact using a normalized tax rate on pre-tax income adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended March 31,
	2020		2019
	(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(14,437)	$(0.68)	$(10,979)	$(0.54)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	700		1,176
Amortization of acquired intangibles	6,822		4,667
Amortization of debt discount and issuance costs	3,152		1,527
Acquisition-related expense	251		3,691
Stock-based compensation expense	7,137		6,852
Impact to income taxes (1)	(3,435)		(4,737)
Adjusted net income and Adjusted Diluted EPS	$190	$0.01	$2,197	$0.10

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax loss adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended
	March 31,
	2020	2019
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	21,374,897	20,384,557
Adjustments:
Weighted average dilutive effect of stock options	1,384,878	1,675,014
Weighted average dilutive effect of restricted stock	484,979	842,134
Weighted average dilutive effect of contingent shares	75,569	28,665
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,320,323	22,930,370

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we currently intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three months ended March 31, 2020, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $14.4 million and $11.0 million for the three months ended March 31, 2020 and 2019, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. At March 31, 2020, we had unrestricted cash of $38.1 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(797)	$(26,646)
Net cash used in investing activities	(4,991)	(161,375)
Net cash provided by financing activities	1,104	216,871
Net (decrease) increase in cash and restricted cash	$(4,684)	$28,850

Operating Activities

Net cash used in operating activities was $797 thousand for the three months ended March 31, 2020 and consisted primarily of our net loss of $14.4 million and changes in our operating assets and liabilities totaling $4.0 million, offset by the addition of noncash items of $17.6 million. The noncash items primarily included $9.9 million of depreciation and amortization expense; $7.1 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees from 2018 to 2020; $3.3 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes; and $700 thousand related to the change in fair value of the Cognify acquisition-related contingent consideration, offset by changes in net deferred taxes of $3.4 million. The change in operating assets and liabilities was primarily due to an increase in accounts receivable, an increase in inventory, and a decrease in accrued expenses and other liabilities. The increase in accounts receivable was attributable to growth across our business lines as a result of new clients and growth in existing clients as well as timing of client payments. The decrease in accrued expenses and other liabilities was primarily due to interest payments made related to the 2026 Notes and lower accrued employee compensation, partially offset by increased contract liability balances related to performance obligations for our services. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets due to payments received related to prior year contract asset balances, and an increase in accounts payable.

Net cash used in operating activities was $26.6 million for the three months ended March 31, 2019 and consisted primarily of $24.4 million in payments for the contingent purchase price consideration related to the SinfoníaRx acquisition, our net loss of $11.0 million, changes in net deferred taxes of $3.4 million and changes in our operating assets and liabilities totaling $3.7 million, offset by the addition of noncash items of $15.9 million. The noncash items primarily included $6.9 million of stock-based compensation expense primarily related to equity awards granted to employees and non-employees in the third quarter of 2018 and in 2019, $6.3 million of depreciation and amortization expense, $1.6 million of amortization of deferred finance costs and debt discount primarily related to the 2026 Notes, and $1.2 million in aggregate related to the change in the fair value of the acquisition-related contingent consideration for SinfoníaRx, Peak PACE, Cognify, and DoseMe. Significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable, primarily due to revenues generated as a result of the acquisitions completed in 2018 and 2019; an increase in prepaid expenses; and an increase in other current assets primarily due to an increase in contract assets related to estimated drug utilization fees in pharmacy cost management services and a decrease in accounts payable. These changes were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract labor and professional services, and interest expense.

Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2020 and $161.4 million for the three months ended March 31, 2019. Net cash used in investing activities for the three months ended March 31, 2020 reflected $4.2 million in software development costs for our CareVention Healthcare and MedWise HealthCare technologies and $763 thousand in purchases of property, equipment and leasehold improvements, primarily related to equipment and improvements for our new call center space in Tucson, Arizona to support our medication safety services.

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

Financing Activities

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2020 compared to net cash provided by financing activities of $217 million for the three months ended March 31, 2019. Financing activities for the three months ended March 31, 2020 primarily reflected $1.2 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2020 was partially offset by $49 thousand in payments of long-term debt.

Financing activities for the three months ended March 31, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $1.0 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2019 was partially offset by a payment of $101.7 million for the convertible hedge option entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line, $18.7 million in payments for the contingent purchase price consideration related to the SinfoníaRx acquisition, $9.4 million in payments for debt financing costs, and $276 thousand in payments of long-term debt.

Funding Requirements

On February 12, 2019, we issued and sold convertible senior subordinated notes with an aggregate principal amount of $325.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We used the net proceeds from the offering to pay the cost of the convertible note hedge transactions entered into in connection with the offering and the remaining net proceeds to repay amounts outstanding under our Amended and Restated 2015 Line of Credit, fund the final payments related to acquisition-related contingent consideration liabilities, fund the PrescribeWellness acquisition in March 2019, and for general corporate purposes. In addition, we have $59.8 million available for borrowings under our Amended and Restated 2015 Revolving Line, and we were in compliance with all financial and operating covenants related to the Amended and Restated 2015 Line of Credit as of March 31, 2020. See Note 10 in our Notes to Consolidated Financial Statements for additional information with respect to the convertible senior subordinated notes and the Amended and Restated 2015 Line of Credit.

We believe that our unrestricted cash of $38.1 million as of March 31, 2020 and cash flows from continuing operations will be sufficient to fund our planned operations through at least May 2021. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risks are principally limited to interest rate fluctuations.

As of March 31, 2020, there were no amounts were outstanding under our Amended and Restated 2015 Revolving Line. We entered into the Amended and Restated 2015 Revolving Line to refinance outstanding indebtedness and to fund acquisition-related activities. Interest on the loan is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the three months ended March 31, 2020.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings. From time to time, however, we may be a party to litigation and subject to claims in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 2, 2020. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Other than as set forth below, there have been no material changes to such risk factors previously disclosed in our Annual Report.

The recent COVID-19 pandemic could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our clients and their patients, employees, suppliers, and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption, which will adversely affect our business operations and may materially and adversely affect our results of operations, cash flows, and financial position.

We have incurred additional costs resulting from our efforts to protect the health and well-being of our employees. Our three prescription fulfillment pharmacies provide essential services that require employees to continue to work on-site during the COVID-19 pandemic. We have implemented physical distancing for all employees at our prescription fulfillment pharmacies, provided pharmacy-appropriate protective equipment, instituted additional cleaning protocols, provided additional cleaning materials and encouraged the practice of frequent hand-washing. If the procedures we implement are ineffective or are not followed by our employees, or if we fail to implement procedures, our employees and others may experience illness which has the potential to increase employee turnover, expose us to litigation, and raise our operating costs. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

In addition, we have instituted work-from-home guidelines for all employees who can work remotely. An extended period of remote work arrangements could strain our business plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

COVID-19 may also adversely impact our ability to purchase or obtain pharmaceutical products which may result in higher supply chain costs and otherwise disrupt our operations. If we do not respond appropriately to the pandemic, or if customers perceive our response to be inadequate, we could suffer damage to our reputation and our brand, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business, and other actions (which could include limitations on our operations or mandates to provide products or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the health of and the effect on our workforce and our ability to meet staffing needs in our prescription fulfillment pharmacies and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our clients and their patients, suppliers, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: May 8, 2020	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2020	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)