Form 10-Q
period 2020-06-30
Tabula Rasa HealthCare, Inc.
filed 2020-08-06
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, the Registrant had 22,960,407 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$38,752	$42,478
Restricted cash	3,132	4,103
Accounts receivable, net of allowance of $482 and $386, respectively	36,896	29,123
Inventories	4,103	3,700
Prepaid expenses	4,173	4,299
Other current assets	6,577	10,835
Total current assets	93,633	94,538
Property and equipment, net	15,531	15,798
Operating lease right-of-use assets	22,411	22,100
Software development costs, net	23,422	18,501
Goodwill	150,760	150,760
Intangible assets, net	175,768	189,413
Other assets	1,017	1,281
Total assets	$482,542	$492,391
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$8	$125
Current operating lease liabilities	4,579	4,350
Accounts payable	7,253	8,622
Accrued expenses and other liabilities	26,944	26,906
Total current liabilities	38,784	40,003
Long-term debt and finance leases, net	232,658	226,294
Noncurrent operating lease liabilities	21,011	21,017
Long-term acquisition-related contingent consideration	11,400	10,800
Deferred income tax liability	4,781	8,656
Other long-term liabilities	485	73
Total liabilities	309,119	306,843

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 23,159,311 and 22,496,999 shares issued and 22,955,263 and 22,321,310 shares outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Treasury stock, at cost; 204,048 and 175,689 shares at June 30, 2020 and December 31, 2019, respectively	(3,956)	(3,865)
Additional paid-in capital	305,058	288,345
Accumulated deficit	(127,681)	(98,934)
Total stockholders’ equity	173,423	185,548
Total liabilities and stockholders’ equity	$482,542	$492,391

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$39,373	$33,372	$76,460	$64,354
Service revenue	37,461	42,883	73,201	72,860
Total revenue	76,834	76,255	149,661	137,214
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	29,042	24,861	56,241	48,336
Service cost	22,656	20,295	43,530	38,488
Total cost of revenue, exclusive of depreciation and amortization	51,698	45,156	99,771	86,824
Operating expenses:
Research and development	3,821	5,197	8,649	10,747
Sales and marketing	5,027	6,871	10,567	11,721
General and administrative	16,327	12,883	33,294	26,626
Change in fair value of acquisition-related contingent consideration (income) expense	(100)	1,830	600	3,006
Depreciation and amortization	10,211	9,078	20,124	15,377
Total operating expenses	35,286	35,859	73,234	67,477
Loss from operations	(10,150)	(4,760)	(23,344)	(17,087)
Interest expense, net	4,668	4,308	9,278	7,001
Loss before income taxes	(14,818)	(9,068)	(32,622)	(24,088)
Income tax benefit	(508)	(2,539)	(3,875)	(6,580)
Net loss	$(14,310)	$(6,529)	$(28,747)	$(17,508)
Net loss per share, basic and diluted	$(0.66)	$(0.32)	$(1.34)	$(0.86)
Weighted average common shares outstanding, basic and diluted	21,556,646	20,482,032	21,465,772	20,433,564

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2020	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	388,108	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(33,371)	—	—	—	—
Exercise of stock options	116,288	—	(1,681)	(91)	1,244	—	1,153
Share adjustment	—	—	12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,137	—	7,137
Net loss	—	—	—	—	—	(14,437)	(14,437)
Balance, March 31, 2020	23,015,781	2	(198,241)	(3,956)	296,726	(113,371)	179,401
Issuance of restricted stock	37,702	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(5,807)	—	—	—	—
Exercise of stock options	105,828	—	—	—	1,159	—	1,159
Stock-based compensation expense	—	—	—	—	7,173	—	7,173
Net loss	—	—	—	—	—	(14,310)	(14,310)
Balance, June 30, 2020	23,159,311	$2	(204,048)	$(3,956)	$305,058	$(127,681)	$173,423

See accompanying notes to unaudited consolidated financial statements.

	Stockholders' Equity
	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	9,547	—	—	—	—	—	—
Issuance of restricted stock	565,840	—	—	—	—	—	—
Exercise of stock options	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	22,140,648	2	(162,450)	(3,865)	264,453	(77,477)	183,113
Issuance of common stock awards	30,101	—	—	—	—	—	—
Issuance of restricted stock	23,562	—	—	—	—	—	—
Exercise of stock options	49,916	—	—	—	499	—	499
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	(47)	—	(47)
Stock-based compensation expense	—	—	—	—	6,906	—	6,906
Net loss	—	—	—	—	—	(6,529)	(6,529)
Balance, June 30, 2019	22,244,227	$2	(162,450)	$(3,865)	$271,811	$(84,006)	$183,942

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,747)	$(17,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,124	15,377
Amortization of deferred financing costs and debt discount	6,566	4,603
Deferred taxes	(3,875)	(6,633)
Stock-based compensation	14,310	13,758
Change in fair value of acquisition-related contingent consideration	600	3,006
Acquisition-related contingent consideration paid	—	(24,450)
Other noncash items	—	12

Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(7,773)	(2,383)
Inventories	(403)	(89)
Prepaid expenses and other current assets	3,815	(1,468)
Other assets	(4)	(140)
Accounts payable	(1,588)	(5,571)
Accrued expenses and other liabilities	(49)	5,661
Other long-term liabilities	412	(40)
Net cash provided by (used in) operating activities	3,388	(15,865)

Cash flows from investing activities:
Purchases of property and equipment	(1,447)	(3,508)
Software development costs	(8,898)	(6,618)
Proceeds from repayment of note receivable	—	1,000
Acquisitions of businesses, net of cash acquired	—	(158,762)
Net cash used in investing activities	(10,345)	(167,888)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,312	1,536
Payments for debt financing costs	—	(9,477)
Repayments of line of credit	—	(45,000)
Payments of acquisition-related contingent consideration	—	(20,342)
Repayments of long-term debt and finance leases	(52)	(541)
Proceeds from issuance of convertible senior subordinated notes	—	325,000
Proceeds from sale of warrants	—	65,910
Purchase of convertible note hedges	—	(101,660)
Net cash provided by financing activities	2,260	215,426

Net (decrease) increase in cash and restricted cash	(4,697)	31,673
Cash and restricted cash, beginning of period	46,581	25,029
Cash and restricted cash, end of period	$41,884	$56,702

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$239	$291
Cash paid for interest	$2,846	$364
Cash paid for taxes	$228	$279
Interest costs capitalized to property and equipment and software development costs	$132	$148
Stock issued in connection with acquisitions	$—	$9,504

Reconciliation of cash and restricted cash:
Cash	$38,752	$52,137
Restricted cash	3,132	4,565
Total cash and restricted cash	$41,884	$56,702

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) focuses on optimizing drug regimens to reduce medication-related risk, specifically targeting adverse drug events, a large and growing medication therapy problem with an estimated cost of more than $528 billion annually in the United States (“U.S.”) and resulting in more than 275,000 deaths per year in the U.S. in 2018. The Company delivers a range of technology-enabled solutions, software, and services including what the Company believes to be the largest clinical tele-pharmacy network in the country, powered by the Company’s proprietary medication science technology, the Medication Risk Mitigation (“MRM”) Matrix, that are targeted at value-based payment models and support both state and federal regulations. The Company serves a number of different organizations within the healthcare industry, including more than 350 health plans, over 15,000 pharmacies and over 100 at-risk provider groups.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed on March 2, 2020 (“2019 Form 10-K”).

Effective January 1, 2020, in order to facilitate the administration, management, and development of the Company’s business and minimize the burden on the Company’s tax and regulatory reporting obligations, the Company implemented a reorganization pursuant to which all of the Company’s domestic subsidiaries, other than CK Solutions, LLC, merged with and into the Company’s wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name on December 20, 2019 to TRHC OpCo, Inc. In the second quarter of 2020, TRHC OpCo, Inc. further changed its name to Tabula Rasa HealthCare Group, Inc. (“TRHC Group”).  Following such reorganization, the Company’s only directly owned subsidiary is TRHC Group, which is the parent of CK Solutions, LLC and of three DoseMe foreign subsidiaries.

In conjunction with the Company’s reorganization, the Company now operates its business through two segments, CareVention HealthCare and MedWise HealthCare, effective January 1, 2020. Prior comparative periods have been revised to conform with the current period segment presentation. See Note 16 for a discussion of the Company’s reportable segments.

Risks Related to the COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the ramification on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

may have on the Company’s results of operations, financial condition, or liquidity for 2020. However, the Company is dependent on its workforce to sell and deliver its products and services. Developments such as social distancing and shelter-in-place directives could impact the Company’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

As a result of the ongoing COVID-19 pandemic, the Company has experienced challenges with revenue growth. The pandemic has delayed the closing of contracts across both the Company’s CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project timelines to 2021, resulting in fewer new business wins during the second quarter of 2020. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) has remained below historical levels, which has affected the Company’s CareVention HealthCare segment growth. The Company’s MedWise HealthCare segment has also experienced delays in the timing of implementation and closing of new business. In addition, all major pharmacy tradeshows for the third quarter of 2020 have been cancelled, negatively impacting a key selling season for the Company’s PrescribeWellness business. However, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 provides new guidance to simplify accounting for income taxes, modifies the accounting for certain income tax transactions, and enhances existing guidance. ASU 2019-12 is effective for financial statements issued for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

3.     Revenue

The Company generates revenue from its CareVention HealthCare and MedWise HealthCare segments. See Note 16 for additional discussion of the Company’s reportable segments.

Client contracts generally have a term of one to five years and, in some cases, automatically renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from 0 to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services provided. Generally, there are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component.

CareVention HealthCare

PACE Product Revenue

The Company provides medication fulfillment pharmacy services to PACE, and while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts. The Company does not experience a significant level of returns or reshipments.

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services include risk adjustment services, third party administration services, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”) and subscription fees, which are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

MedWise HealthCare

Product Revenue

The Company provides COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed monthly and is recognized as the Company satisfies its performance obligations to deliver the test kits and provide the test results to the pharmacies. The Company does not experience a significant level of returns or reshipments.

Medication Safety Services

The Company provides medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and assessment completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety service, and when medication reviews and assessments are completed. The Company generally bills for the medication safety services on a monthly basis.

Software Subscription and Services

The Company provides software as a service (“SaaS”) solutions, which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. In addition, the Company provides implementation and set up assistance services related to the SaaS solutions. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized when the services are provided. The Company generally bills for the software services on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by reportable segment. Substantially all of the Company’s revenue is recognized in the U.S. and substantially all of the Company’s assets are located in the U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
CareVention HealthCare:
PACE product revenue	$38,930	$33,372	$76,017	$64,354
PACE solutions	11,522	11,437	23,093	22,611
	$50,452	$44,809	$99,110	$86,965
MedWise HealthCare:
Product revenue	$443	$—	$443	$—
Medication safety services	15,707	22,498	$30,027	37,849
Software subscription and services	10,232	8,948	20,081	12,400
	$26,382	$31,446	$50,551	$50,249
Total revenue	$76,834	$76,255	$149,661	$137,214

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

Contract liabilities include advance customer payments and billings in excess of revenue recognized. The Company generally classifies contract liabilities in accrued expenses and other current liabilities and in other long-term liabilities on the Company’s consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within a year.

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Contract assets	$3,595	$6,165
Contract liabilities	6,719	4,930

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2020 are as follows:

June 30,
2020
Contract assets:
Contract assets, beginning of period	$6,165
Decreases due to cash received	(4,147)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	394
Increases, net of reclassifications to receivables	1,183
Contract assets, end of period	$3,595

Contract liabilities:
Contract liabilities, beginning of period	$4,930
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(3,614)
Increases due to cash received, excluding amounts recognized as revenue during the period	5,403
Contract liabilities, end of period	$6,719

During the six months ended June 30, 2019, the Company recognized $1,408 of revenue that was included in the December 31, 2018 contract liability balance of $1,733.

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Net loss	$(14,310)	$(6,529)	$(28,747)	$(17,508)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	21,556,646	20,482,032	21,465,772	20,433,564
Net loss per share, basic and diluted	$(0.66)	$(0.32)	$(1.34)	$(0.86)

The following potential common shares, presented based on amounts outstanding for the three and six months ended June 30, 2020 and 2019, were excluded from the calculation of diluted net loss per share for three and six months ended June 30, 2020 and 2019 because including them would have had an anti-dilutive effect.

	June 30,
	2020	2019
Stock options to purchase common stock	2,498,663	2,948,279
Unvested restricted stock	1,322,064	1,445,817
Common stock warrants	4,646,393	4,646,393
Contingently issuable shares	58,409	5,000
	8,525,529	9,045,489

Shares associated with the conversion of the convertible senior subordinated notes have been excluded from the table above.

5.     Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (the “Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”), and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness was a standalone entity and was a leading cloud-based patient engagement solutions company that facilitated collaboration for more than 12,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. The acquisition was considered an asset acquisition for tax purposes and accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the PrescribeWellness acquisition.

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services, and the related costs, is recognized each month as performance

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, service revenue of $7,919 and $10,110, respectively, from PrescribeWellness was included in the Company’s consolidated statements of operations. Service revenue was recorded net of a reduction of $544 and $747 for the three and six months ended June 30, 2019, respectively, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $2,925 and $3,796, which included amortization of $3,277 and $4,151 associated with acquired intangible assets, from PrescribeWellness, was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

DoseMe

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase the share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the Laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool that helps physicians and pharmacists accurately dose patients’ high-risk parenteral (intravenous) medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn-out payment, based on the financial performance of DoseMe. During the third quarter of 2019, the Company paid $8,750 in cash in full satisfaction of the contingent purchase price consideration. The acquisition was considered an asset acquisition for tax purposes and accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for U.S. tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the DoseMe acquisition.

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. Service revenue of $72 and $138 and net loss of $769 and $1,995, which included amortization of $579 and $1,141 associated with acquired intangible assets, from DoseMe were included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Revenue	$76,255	$142,961
Net loss	(6,395)	(18,104)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.       Property and Equipment

Accumulated depreciation was $15,701 and $13,728 as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense on property and equipment for the three months ended June 30, 2020 and 2019 was $1,234 and $1,089, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2020 and 2019 was $2,502 and $2,097, respectively.

7.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of June 30, 2020 and December 31, 2019, capitalized software costs consisted of the following:

	June 30, 2020	December 31, 2019
Software development costs	$38,607	$29,714
Less: accumulated amortization	(15,185)	(11,213)
Software development costs, net	$23,422	$18,501

Capitalized software development costs included above not yet subject to amortization	$2,148	$3,294

Amortization expense for the three months ended June 30, 2020 and 2019 was $2,154 and $905, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $3,977 and $1,529, respectively.

8.      Goodwill and Intangible Assets

Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2020
Trade names	3.5	$11,255	$(4,577)	$6,678
Client relationships	12.2	128,169	(26,528)	101,641
Non-competition agreements	5.0	6,602	(3,302)	3,300
Developed technology	8.0	68,593	(20,398)	48,195
Patient database	5.0	21,700	(5,787)	15,913
Domain name	10.0	59	(18)	41
Total intangible assets		$236,378	$(60,610)	$175,768

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

Amortization expense for intangible assets for the three months ended June 30, 2020 and 2019 was $6,823 and $7,084, respectively. Amortization expense for intangible assets for the six months ended June 30, 2020 and 2019 was $13,645 and $11,751, respectively.

The estimated amortization expense for the remainder of 2020 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2020 (July 1 - December 31)	$16,584
2021	26,972
2022	25,646
2023	24,436
2024	17,433
2025	11,565
Thereafter	53,132
Total estimated amortization expense	$175,768

9.       Accrued Expenses and Other Liabilities

As of June 30, 2020 and December 31, 2019, accrued expenses and other liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Employee related expenses	$9,122	$12,582
Contract liability	6,234	4,857
Client funds obligations*	3,132	4,106
Contract labor	2,143	329
Interest	2,133	2,133
Professional fees	247	337
Royalties expense	180	17
Non-income taxes payable	1,043	898
Other expenses	2,710	1,647
Total accrued expenses and other liabilities	$26,944	$26,906

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

Interest on the Amended and Restated 2015 Line of Credit is calculated at a variable rate based upon Western Alliance Bank's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on the Company’s leverage ratio, with Western Alliance Bank's prime rate having a floor of 3.5%.

As of June 30, 2020, the Company was in compliance with all covenants related to the Amended and Restated 2015 Line of Credit.

As of June 30, 2020, the Company has an outstanding letter of credit of $200 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Line of Credit.

As of June 30, 2020 and December 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Line of Credit were $59,800 as of June 30, 2020.

As of June 30, 2020, the interest rate on the Amended and Restated 2015 Line of Credit was 5.58%. No interest expense was incurred for the three and six months ended June 30, 2020 as there were no aggregate borrowings outstanding during the three and six months ended June 30, 2020. As of June 30, 2019, the interest rate on the Amended and Restated 2015 Line of Credit was 5.58% and interest expense was $351 for the six months ended June 30, 2019. No interest expense was incurred for the three months ended June 30, 2019 as there were no aggregate borrowings outstanding related to the Amended and Restated 2015 Line of Credit for the three months ended June 30, 2019.

In connection with the Amended and Restated 2015 Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $793. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Line of Credit and amortized $99 and $61 to interest expense for the three months ended June 30, 2020 and 2019, respectively, and $199 and $109 for the six months ended June 30, 2020 and 2019, respectively. Deferred financing costs of $67 and $266, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of June 30, 2020, none of the conditions allowing holders of the 2026 Notes to convert had been met.

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

Debt issuance costs related to the 2026 Notes of $9,372  were allocated to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $6,405 and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

During the three months ended June 30, 2020, the Company recognized $4,638 of interest expense related to the 2026 Notes, of which $1,423 was accrued and $3,215 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2020, the Company recognized $9,211 of interest expense related to the 2026 Notes, of which $2,844 was accrued and $6,367 was non-cash accretion of the debt discounts recorded.

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

The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such 2026 Notes are within one year of maturity. The 2026 Notes have a carrying value of $232,658 as of June 30, 2020. Accrued interest payable on the 2026 Notes of $2,133 as of June 30, 2020 is included in accrued expenses and other liabilities on the consolidated balance sheet.

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

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(92,342)	(98,709)
Convertible senior subordinated notes, net	232,658	226,291
Finance leases	8	128
Total long-term debt and finance leases, net	232,666	226,419
Less current portion, net	(8)	(125)
Total long-term debt and finance leases, less current portion, net	$232,658	$226,294

11.      Income Taxes

For the six months ended June 30, 2020, the Company recorded an income tax benefit of $3,875, which resulted in an effective tax rate of 11.9%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of the Company’s net deferred tax assets as of June 30, 2020. Accordingly, the year to date tax benefit was limited due to unbenefited losses in the six months ended June 30, 2020. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

12.     Stockholders' Equity

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of June 30, 2020, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 10 for additional information related to the 2026 Notes.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,116,065 shares on January 2, 2020. As of June 30, 2020, 1,128,118 shares were available for future grants under the 2016 Plan.

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the six months ended June 30, 2020:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2019	1,213,581	$37.69
Granted	428,656	66.65
Vested	(280,995)	45.39
Forfeited	(39,178)	55.72
Outstanding at June 30, 2020	1,322,064	$44.91

For the three months ended June 30, 2020 and 2019, $4,809 and $3,361 of expense was recognized related to restricted stock awards, respectively. For the six months ended June 30, 2020 and 2019, $8,948 and $6,086 of expense was recognized related to restricted stock awards, respectively. As of June 30, 2020, there was unrecognized compensation expense of $47,428 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.9 years.

Performance-Based Equity Awards

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provided that 50,000 shares of common stock would be issued based on the achievement of certain milestones. The award had a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost was recognized over the service period based on management’s determination that it was probable that the milestones would be achieved. As of December 31, 2019, all milestones were achieved and there was no unrecognized compensation expense related to the performance-based stock award. During the first quarter of 2020, the Company issued 5,000 shares of common stock related to this award for the achievement of the final milestone. For the three and six months ended June 30, 2019, the Company recorded $399 and $1,314 of expense related to the performance-based stock award.

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants vest subject to certain performance conditions being achieved during the two-year period ending March 2, 2022. The awards have a grant-date fair value of $56.14 per share based on the Company’s closing stock price on the grant date. Stock compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized no stock compensation expense related to these grants for the three and six months ended June 30, 2020 as the achievement of the underlying performance conditions was considered unlikely. As of June 30, 2020, there was $600 of cumulative unrecognized compensation expense related to these performance-based restricted stock awards.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Other Stock Awards

During the first quarter of 2020, the Board approved the grant of stock awards to select employees pursuant to the 2016 Plan. The awards provided for the issuance of 9,386 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $52.29 per share. For the six months ended June 30, 2020, the Company recorded $491 of expense related to these stock awards.

During the six months ended June 30, 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 19,648 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $53.03 per share. For the three and six months ended June 30, 2019, the Company recorded $504 and $1,042 of expense related to these stock awards.

Stock Options

The Company recorded $2,364 and $2,642 of stock-based compensation expense related to employee and non-employee stock options for the three months ended June 30, 2020 and 2019, respectively. The Company recorded $4,871 and $5,316 of stock-based compensation expense related to employee and non-employee stock options for the six months ended June 30, 2020 and 2019, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatilities of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to that of the Company. The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
Valuation assumptions:	2020	2019
Expected volatility	56.10%	69.60%
Expected term (years)	5.25	6.02
Risk-free interest rate	1.22%	2.50%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2020 and 2019 was $33.78 and $34.94 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2020:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2019	2,755,343	$25.10
Granted	5,000	68.10
Exercised	(223,980)	11.11
Forfeited	(37,700)	48.73
Outstanding at June 30, 2020	2,498,663	$26.08	6.6	$73,296
Options vested and expected to vest at June 30, 2020	2,498,663	$26.08	6.6	$73,296
Exercisable at June 30, 2020	1,715,578	$18.48	5.9	$62,853

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $9,656 and $5,959, respectively.

As of June 30, 2020, there was $19,044 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises for the six months ended June 30, 2020 and 2019 was $2,312 and $1,536, respectively.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue - product	$193	$313	$375	$622
Cost of revenue - service	839	994	1,602	1,978
Research and development	1,071	1,806	2,480	4,088
Sales and marketing	523	1,105	1,051	2,092
General and administrative	4,547	2,688	8,802	4,978
Total stock-based compensation expense	$7,173	$6,906	$14,310	$13,758

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has classified liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2020
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$11,400	$11,400

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2019
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$10,800	$10,800

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

In connection with the acquisition of the Cognify business, additional consideration may be payable by the Company based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent period. During the three months ended June 30, 2020, the Company recorded a $100 remeasurement gain for the change in the fair value of the Cognify acquisition-related contingent consideration liability primarily due to a decrease in the forecasted Adjusted EBITDA used in the contingent consideration payment calculation, which was offset by the impact of a decreased discount period to the final measurement date. During the six months ended June 30, 2020, the Company recorded a $600 charge for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. During the three and six months ended June 30, 2019, the Company recorded a $1,500 and $2,400 charge, respectively, for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date.

The fair value of the Cognify acquisition-related contingent consideration was calculated to be $11,400 and $10,800 as of June 30, 2020 and December 31, 2019, respectively. The final amount of the contingent consideration liability will be fixed as of December 31, 2021. The maximum contingent consideration amount that could be earned under the stock purchase agreement is $14,000.

The changes in fair value of the Company’s acquisition-related contingent consideration for the six months ended June 30, 2020 were as follows:

Balance at December 31, 2019	$10,800
Adjustments to fair value measurement	600
Balance at June 30, 2020	$11,400

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2020:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$232,658	$332,111

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

(b)    Vendor Purchase Agreements

In May 2016, the Company signed a prime vendor agreement with AmerisourceBergen Drug Corporation (“AmerisourceBergen”). The agreement was not renewed upon expiration in April 2019, but the Company continues to purchase from AmerisourceBergen from time to time on a purchase order basis. Pursuant to the terms of a security agreement entered into in connection with the prime vendor agreement, which still remains in place, AmerisourceBergen also holds a subordinated security interest in all of the Company’s assets.

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement (the “Prior Thrifty Drug Agreements”) with Thrifty Drug Stores, Inc. (“Thrifty Drug”) to replace the prime vendor agreement with AmerisourceBergen. On July 1, 2020, the Company entered into a new Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug (the “Thrifty Drug Agreements”) to replace the Prior Thrifty Drug Agreements, which, among other things, extended the Company’s agreement with Thrifty Drug through September 30, 2023. Pursuant to the terms of the Thrifty Drug Agreements, the Company has agreed to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug. The Company commenced purchasing prescription products under the Prior Thrifty Drug Agreements in May 2019 and has continued to do so under the Thrifty Drug Agreements beginning in July 2020. Both the Prior Thrifty Drug Agreements and the Thrifty Drug Agreements authorize Thrifty Drug to hold a security interest in all of the products purchased by the Company under the respective agreements.

As of June 30, 2020, the Company had $2,399 due to AmerisourceBergen and Thrifty Drug as a result of prescription drug purchases. As of December 31, 2019, the Company had $2,465 due to AmerisourceBergen and Thrifty Drug as a result of prescription drug purchases.

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

CareVention HealthCare primarily provides services to PACE organizations that include medication fulfillment pharmacy services and PACE solutions such as medication safety services and health plan management services.

MedWise HealthCare clients include health plans, pharmacies, and healthcare providers. Services provided to these clients include medication safety services and software subscription solutions, which allow for the identification of individuals with high medication-related risk, patient communication and engagement, documentation of clinical interventions regarding optimizing medication therapy, targeting adherence improvement and precision dosing.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Revenue:
Three Months Ended June 30, 2020
Product revenue	$38,930	$443	$39,373
Service revenue
PACE solutions	11,522	—	11,522
Medication safety services	—	15,707	15,707
Software subscription and services	—	10,232	10,232
Total service revenue	11,522	25,939	37,461
Total revenue	$50,452	$26,382	$76,834

Three Months Ended June 30, 2019
Product revenue	$33,372	$—	$33,372
Service revenue
PACE solutions	11,437	—	11,437
Medication safety services	—	22,498	22,498
Software subscription and services	—	8,948	8,948
Total service revenue	11,437	31,446	42,883
Total revenue	$44,809	$31,446	$76,255

Six Months Ended June 30, 2020
Product revenue	$76,017	$443	$76,460
Service revenue
PACE solutions	23,093	—	23,093
Medication safety services	—	30,027	30,027
Software subscription and services	—	20,081	20,081
Total service revenue	23,093	50,108	73,201
Total revenue	$99,110	$50,551	$149,661

Six Months Ended June 30, 2019
Product revenue	$64,354	$—	$64,354
Service revenue
PACE solutions	22,611	—	22,611
Medication safety services	—	37,849	37,849
Software subscription and services	—	12,400	12,400
Total service revenue	22,611	50,249	72,860
Total revenue	$86,965	$50,249	$137,214

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Three Months Ended June 30, 2020
Adjusted EBITDA (loss)	$12,077	$4,697	$(9,640)	$7,134

Three Months Ended June 30, 2019
Adjusted EBITDA (loss)	$11,466	$9,059	$(6,873)	$13,652

Six Months Ended June 30, 2020
Adjusted EBITDA (loss)	$23,825	$7,528	$(19,412)	$11,941

Six Months Ended June 30, 2019
Adjusted EBITDA (loss)	$22,086	$10,707	$(13,450)	$19,343

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(14,310)	$(6,529)	$(28,747)	$(17,508)
Add:
Interest expense, net	4,668	4,308	9,278	7,001
Income tax benefit	(508)	(2,539)	(3,875)	(6,580)
Depreciation and amortization	10,211	9,078	20,124	15,377
Change in fair value of acquisition-related contingent consideration (income) expense	(100)	1,830	600	3,006
Acquisition-related expense	—	598	251	4,289
Stock-based compensation expense	7,173	6,906	14,310	13,758
Adjusted EBITDA	$7,134	$13,652	$11,941	$19,343

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

Overview

We are innovating the next frontier of medication safety, creating solutions designed to empower pharmacists and providers to optimize medication regimens. Our advanced proprietary technology, MedWise™, identifies adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes, reduce hospitalizations and lower healthcare costs. We also believe we have the most extensive clinical tele-pharmacy network in the United States. Our suite of solutions is trusted by health plans and pharmacies nationwide to assist them in meeting value-based payment requirements. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance medication safety-related pharmacotherapy research and its application in clinical practice, and our culture, best captured in the 32 “Fundamentals” known as “The TRHC Way.”

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 66% and 34% of revenue, respectively, for both the three and six months ended June 30, 2020. Our CareVention HealthCare segment provides our clients, primarily PACE, with medication fulfillment services, cloud-based software, and clinical pharmacist services at the point-of-care. Our MedWise HealthCare segment provides our clients with cloud-based pharmacy software and full-service clinical pharmacy programs. Substantially all of our revenue is recognized in the U.S. and substantially all of our long-lived assets are located in the U.S.

Our total revenues for the three and six months ended June 30, 2020 were $76.8 million and $149.7 million, respectively, compared to $76.3 million and $137.2 million for the three and six months ended June 30, 2019, respectively. We incurred a net loss of $14.3 million and net loss of $28.7 million for the three and six months ended June 30, 2020, respectively, compared to a net loss of $6.5 million and $17.5 million for the three and six months ended June 30, 2019, respectively. Adjusted EBITDA for the three and six months ended June 30, 2020 was $7.1 million and $11.9 million, respectively, compared to $13.7 million and $19.3 million for the three and six months ended June 30, 2019, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

MedWise HealthCare

Our MedWise HealthCare segment is primarily comprised of service offerings from our acquisitions of SinfoníaRx in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we are a leading provider of Medication Therapy Management, or MTM, software and services for Medicare, Medicaid, and commercial health plans and also a leading provider of cloud-based patient engagement software and services to more than 15,000 pharmacies nationwide. More than 350 health plans including several Blue Cross Blue Shield organizations, Express Scripts, UnitedHealth Group, and CVS Health utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Enhanced MTM (a five-year Center for Medicare & Medicaid Innovation Part D pilot that began January 1, 2017), Medicare Part D Star Ratings, Healthcare Effectiveness Data and Information Set (HEDIS) quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country employing nearly 500 pharmacists. Within our MedWise HealthCare business unit, we offer our cloud-based software and clinical pharmacist services through a number of different brands, including MedWise, SinfoníaRx, RxCompanion, PrescribeWellness, and DoseMeRx. The MedWise HealthCare segment revenue model is based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

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

3)Increasing the number of pharmacists licensing the PrescribeWellness solution set, including the MedWise platform, across our growing pharmacy footprint of more than 15,000 pharmacies nationwide.

We believe demographic, legislative, and industry trends support our long-term growth targets. According to data from the U.S. Census Bureau, the number of Americans age 65 and older is expected to reach 74.1 million by 2030, which will represent more than one in five Americans. An April 2020 report from the Lown Institute noted polypharmacy (defined as five or more medications) has reached “epidemic proportions”. The Institute stated that 40% of seniors (age 65+) are taking five or more prescription medications to treat the growing prevalence of multiple chronic conditions including heart disease, diabetes, asthma, high blood pressure, and cancer.

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

From an industry perspective, we are addressing a large and growing medication therapy problem, which encompasses adverse drug events, or ADEs, compounded by the demographic trends described above. In 2018, there were 5.8 billion prescriptions dispensed in the U.S. per IQVIA Institute, an increase of 2.7% from 2017, and prescriptions for chronic, persistent conditions accounted for more than two-thirds of the total dispensed prescriptions in 2018. In 2018, a review published in the Annals of Pharmacology estimated the annual cost of prescription-related morbidity and mortality resulting from non-optimized medication therapy at $528.4 billion including 275,689 deaths per year.

To supplement our organic growth, we made a total of five acquisitions during 2018 and 2019 and we continue to evaluate strategic acquisitions across both segments of our business. Our March 2019 acquisition of PrescribeWellness allowed us to expand our target markets for our MedWise HealthCare technology to include 61,800 pharmacy practice settings across America. In addition to enhancing our capacity, PrescribeWellness’s pharmacy customers, which are located within five miles of 300 million people in the U.S., also created a local setting to deliver more clinical programs such as MTM for our health plan clients. Our 2018 acquisitions of Cognify (a provider of electronic health record solutions), Mediture (a provider of electronic health record solutions and third-party administrative services), and PeakTPA (a provider of third-party administrative services) have broadened our portfolio of CareVention HealthCare solutions to sell to our existing PACE clients, with a combined patient census of 31,820 at the end of 2019, which represented an increase of 15% from 27,690 at the end of 2018.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	June 30,		Change
	2020	2019	$	%

	(Dollars in thousands)
Revenues	$76,834	$76,255	$579	1%
Net loss	(14,310)	(6,529)	(7,781)	(119)
Adjusted EBITDA	7,134	13,652	(6,518)	(48)

	Six Months Ended
	June 30,		Change
	2020	2019	$	%

	(Dollars in thousands)
Revenues	$149,661	$137,214	$12,447	9%
Net loss	(28,747)	(17,508)	(11,239)	(64)
Adjusted EBITDA	11,941	19,343	(7,402)	(38)

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

Recent Developments

Corporate Reorganization

Effective January 1, 2020, in order to facilitate the administration, management and development of our business and minimize the burden on our tax and regulatory reporting obligations, we implemented a reorganization pursuant to which all of our domestic subsidiaries, other than CK Solutions, LLC, merged with and into our wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name on December 20, 2019 to TRHC OpCo, Inc. In the second quarter of 2020, TRHC OpCo, Inc. further changed its name to Tabula Rasa HealthCare Group, Inc., or the TRHC Group.  Following such reorganization, our only directly owned subsidiary is TRHC Group, which is the parent of CK Solutions, LLC and of three DoseMe foreign subsidiaries

COVID-19 Pandemic

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency caused by a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the ramification on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak may have on our results of operations, financial condition, or liquidity for 2020. However, we are dependent on our workforce to sell and deliver our products and services. Developments such as social distancing and shelter-in-place directives could impact our ability to deploy our workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

As a result of the ongoing COVID-19 pandemic, we have experienced challenges with revenue growth. The pandemic has delayed the closing of contracts across both our CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project timelines to 2021, resulting in fewer new business wins during the second quarter of 2020. Overall PACE census growth has remained below historical levels, which has affected our CareVention HealthCare segment growth. Our MedWise HealthCare segment has also experienced delays in the timing of implementation and closing of new business. In addition, all major pharmacy tradeshows for the third quarter of 2020 have been cancelled, negatively impacting a key selling season for our PrescribeWellness business. However, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended June 30, 2020 and 2019, product sales represented 51% and 44% of our total revenue, and service revenue represented 49% and 56% of our total revenue, respectively. For the six months ended June 30, 2020 and 2019, product sales represented 51% and 47% our total revenue, respectively, and service revenue represented 49% and 53% of our total revenue, respectively.

CareVention HealthCare

PACE Product Revenue

We provide medication fulfillment pharmacy services to PACE organizations, and while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts. We do not experience a significant level of returns or reshipments.

PACE Solutions

We provide services to PACE organizations, and these services primarily include medication safety services and health plan management services, which consist of risk adjustment services, electronic health records solutions, and third party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served, or per member per month, and subscription fees which are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

MedWise HealthCare

Product Revenue

We provide COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed monthly and is recognized as we satisfy our performance obligations to deliver the test kits and provide the results to the pharmacies. We do not experience a significant level of returns or reshipments.

Medication Safety Services

We provide medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and assessment completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety service, and when medication reviews and assessments are completed. We generally bill for the medication safety services on a monthly basis.

Software Subscription and Services

We provide software as a service, or SaaS, solutions, which allow for the identification of individuals with high medication-related risk; for patient communication and engagement; for documentation of clinical interventions; for optimizing medication therapy; for targeting adherence improvement; and for precision dosing. In addition, we provide implementation and set up assistance services related to the SaaS solutions. Revenues related to these software services primarily consists of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized when the services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended June 30, 2020 and 2019, medication costs represented 77% and 79% of our total product costs, respectively. For the six months ended June 30, 2020 and 2019, medication costs represented 79% of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation, for personnel; and technology expenses. Such costs also include direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to servicing our CareVention HealthCare and MedWise HealthCare service contracts, which primarily consist of labor costs, including stock-based compensation; outside contractors; and expenses related to supporting our technology platforms. Cost of service revenue also includes direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions, which include software engineers and employees engaged in scientific research, healthcare analytics, and the design and development of new scientific algorithms and the enhancement of our software and technology platforms; fees paid to third-party consultants; costs related to quality assurance and testing; and other allocated facility-related overhead and expenses.

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

We expect our research and development expenses will increase in absolute dollars as we increase our research and development efforts to further strengthen and enhance our software solutions and service offerings, but will decrease as a percentage of revenue in the long term as we expect our revenue to increase at a greater rate than such expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries, commissions, bonuses, stock-based compensation and employee benefits for sales and marketing personnel, as well as travel costs related to sales, marketing, and client service activities. Marketing costs also include costs for communication and branding materials, conferences, trade shows, public relations, and allocated overhead.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Product revenue	$39,373	$33,372	$6,001	18%	$76,460	$64,354	$12,106	19%
Service revenue	37,461	42,883	(5,422)	(13)	73,201	72,860	341	—
Total revenue	76,834	76,255	579	1	149,661	137,214	12,447	9
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	29,042	24,861	4,181	17	56,241	48,336	7,905	16
Service cost	22,656	20,295	2,361	12	43,530	38,488	5,042	13
Total cost of revenue, exclusive of depreciation and amortization	51,698	45,156	6,542	14	99,771	86,824	12,947	15
Operating expenses:
Research and development	3,821	5,197	(1,376)	(26)	8,649	10,747	(2,098)	(20)
Sales and marketing	5,027	6,871	(1,844)	(27)	10,567	11,721	(1,154)	(10)
General and administrative	16,327	12,883	3,444	27	33,294	26,626	6,668	25
Change in fair value of acquisition-related contingent consideration (income) expense	(100)	1,830	(1,930)	105	600	3,006	(2,406)	(80)
Depreciation and amortization	10,211	9,078	1,133	12	20,124	15,377	4,747	31
Total operating expenses	35,286	35,859	(573)	(2)	73,234	67,477	5,757	9
Loss from operations	(10,150)	(4,760)	(5,390)	(113)	(23,344)	(17,087)	(6,257)	(37)
Interest expense, net	4,668	4,308	360	8	9,278	7,001	2,277	33
Loss before income taxes	(14,818)	(9,068)	(5,750)	(63)	(32,622)	(24,088)	(8,534)	(35)
Income tax benefit	(508)	(2,539)	2,031	80	(3,875)	(6,580)	2,705	41
Net loss	$(14,310)	$(6,529)	$(7,781)	(119)	$(28,747)	$(17,508)	$(11,239)	(64)

Comparison of the Three Months Ended June 30, 2020 and 2019

Product Revenue

Product revenue increased $6.0 million, or 18%, to $39.4 million for the three months ended June 30, 2020 compared to the same period in 2019. New CareVention HealthCare clients that started services after the end of the second quarter in 2019 contributed $1.7 million to the increase. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled and payer mix contributed to $3.6 million of the increase. The increase in product revenue was also due to $677 thousand of revenue generated from the initial sale of COVID-19 test kits during the second quarter of 2020 through our CareVention HealthCare segment and PrecribeWellness pharmacy network.

Service Revenue

Service revenue decreased $5.4 million, or 13%, from $42.9 million for the three months ended June 30, 2019 to $37.5 million for the second quarter of 2020.

Service revenues generated by our MedWise HealthCare segment decreased by $5.5 million, or 18%, to $25.9 million for the three months ended June 30, 2020, as compared to the same period in 2019. The decrease was primarily due to a $4.2 million decrease in medication safety services as a result of fewer comprehensive medication reviews completed during the three months ended June 30, 2020 due to CMS Star Rating changes and a large client contract that boosted our 2019 results to record levels. In addition, data analytic fees decreased $2.6 million due to a new contract with our data aggregation partner, which began in the first quarter of 2020. These decreases were positively impacted by an increase in software subscriptions and services revenue of $1.3 million.

CareVention HealthCare service revenues increased by $85 thousand, or 1%, to $11.6 million for the three months ended June 30, 2020 as compared to the same period in 2019. Lower fees from our data analytics contract negatively impacted revenue by $969 thousand. Excluding this impact, CareVention HealthCare service revenues increased $1.0 million. The increase was attributable to growth in our PACE services as a result of new clients added and growth within existing clients since the second quarter of 2019.

Cost of Product Revenue

Cost of product revenue increased $4.2 million, or 17%, to $29.0 million for the three months ended June 30, 2020 as compared to the same period in 2019. New clients in our CareVention HealthCare segment added since the second quarter of 2019 contributed $1.0 million to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers and manufacturer price increases and medication mix of prescriptions filled for our clients contributed approximately $1.7 million to the change. The increase in cost of product revenue was also due to a $689 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled, and $583 thousand of COVID-19 test kits sold during the second quarter of 2020. In addition, personnel costs increased $263 thousand due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases.

Cost of Service Revenue

Cost of service revenue increased $2.4 million, or 12%, from $20.3 million for the three months ended June 30, 2019 to $22.7 million for the three months ended June 30, 2020.

Cost of service revenue related to our MedWise HealthCare segment increased $895 thousand, or 6%, to $15.0 million for the three months ended June 30, 2020, as compared to the same period in 2019. This increase is primarily attributable to an increased use of community pharmacies to perform clinical interventions services to support our medication safety services.

Cost of service revenue related to our CareVention HealthCare segment increased $1.5 million, or 24%, to $7.7 million for the three months ended June 30, 2020, as compared to the same period in 2019. The increase is attributable to additional costs to support our PACE services, primarily related to increased headcount to support growth in our third party administration services, and technology related costs.

Research and Development Expenses

Research and development expenses decreased $1.4 million, or 26%, to $3.8 million for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease includes a reduction of $735 thousand in stock-based compensation expense, primarily related to performance-based equity awards and common stock awarded during the second quarter of 2019. The remaining decrease is primarily attributable to lower payroll costs resulting from the realignment of resources associated with our Company’s reorganization in January 2020 to better support customer and business initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.9 million, or 27%, from $6.9 million for the three months ended June 30, 2020 to $5.0 million for the comparable period in 2020. The decrease includes $1.3 million of employee compensation costs, including stock-based compensation, for personnel previously included in sales and marketing, who are now dedicated to corporate strategy initiatives and recorded in general and administrative expenses. The change in allocation resulted from our Company’s reorganization in January 2020 to better align resources in order to support the achievement of our business objectives. Excluding the impact of the change in resource allocation, sales and marketing expenses decreased $573 thousand primarily due to a decrease in conference and travel-related expenses as a result of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 27%, to $16.3 million for the three months ended June 30, 2020 as compared to the same period in 2019.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $3.7 million, which included a $1.9 million increase in stock-based compensation expense related to equity awards granted during the first and second quarters of 2020. The increase in employee compensation costs was also due to the realignment of resources dedicated to serving administrative functions to support the achievement of our business goals as a result of our Company’s reorganization in January 2020. These included moving resources accounting for $1.3 million to corporate strategy from sales and marketing, and $677 thousand from the transition of key employees, previously included in cost of revenues, to executive roles. The increase in general and administrative expenses was partially offset by a decrease in travel and meeting costs as a result of the COVID-19 pandemic.

Acquisition-related Contingent Consideration Expense

During the three months ended June 30, 2020 and 2019, we recorded a $100 thousand gain and a $1.8 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

The Cognify contingent consideration is based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. During the three months ended June 30, 2020, we recorded a $100 thousand remeasurement gain to decrease the fair value of the Cognify acquisition-related contingent consideration primarily due to a decrease in the forecasted Adjusted EBITDA used in the contingent consideration payment calculation, which was offset by the impact of a decreased discount period to the final measurement date. During the three months ended June 30, 2019, we recorded a $1.5 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date.

As of June 30, 2020, the Cognify contingent consideration liability was $11.4 million with the potential for up to an additional $2.6 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the three months ended June 30, 2019, we recorded a $330 thousand charge to increase the fair value of the DoseMe acquisition-related contingent consideration liability primarily due to an increase in the projected incremental revenues to be added during 2019. The DoseMe acquisition-related contingent considerations was subsequently paid in full during the third quarter of 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.1 million, or 12%, from $9.1 million for the three months ended June 30, 2019 to $10.2 million for the three months ended June 30, 2020. This increase was primarily due to an increase in the amortization of capitalized software related to new software functionality placed into service since 2019 to support our CareVention HealthCare and MedWise HealthCare segments.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $4.7 million, an increase of $360 thousand compared to the three months ended June 30, 2019. The increase is primarily due an increase of $249 thousand of interest expense on the 2026 Notes, which were issued in February 2019. The remaining increase in interest expense is mostly attributable to an increase in amortization expense related to deferred financing costs and a decrease in interest capitalized related to the borrowings attributed to software development projects.

Income Taxes

For the three months ended June 30, 2020, we recorded an income tax benefit of $508 thousand, which resulted in an effective tax rate of 3.4%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of our net deferred tax assets as of June 30, 2020. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended June 30, 2020. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

Comparison of the Six Months Ended June 30, 2020 and 2019

Product Revenue

Product revenue increased $12.1 million, or 19%, to $76.5 million for the six months ended June 30, 2020 compared to the same period in 2019. New CareVention HealthCare clients that started services after the end of the first quarter in 2019 contributed $3.9 million to the increase. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled and payer mix contributed to $7.5 million of the increase. The increase in product revenue was also due to $677 thousand of revenue generated from the initial sale of COVID-19 test kits during the second quarter of 2020 through our CareVention HealthCare segment and PrecribeWellness pharmacy network.

Service Revenue

Service revenue increased slightly from $72.9 million for the six months ended June 30, 2019 to $73.2 million for the six months ended June 30, 2020.

Service revenues generated by our MedWise HealthCare segment decreased by $141 thousand to $50.1 million for the six months ended June 30, 2020, as compared to $50.2 million for the same period in 2019. We experienced a $5.9 million decrease in medication safety services as a result of fewer comprehensive medication reviews completed during the six months ended June 30, 2020 due to CMS Star Rating changes and a large client contract that boosted our 2019 results to record levels. In addition, data analytic fees were down $1.9 million due to a new contract with our data aggregation partner, which began in the first quarter of 2020. These decreases were offset by an increase in software subscription and services revenue of $7.7 million, which was primarily attributable to the PrescribeWellness acquisition completed on March 5, 2019.

CareVention HealthCare service revenues increased by $482 thousand, or 2%, to $23.1 million for the six months ended June 30, 2020 as compared to the same period in 2019. Lower fees from our data analytics contract negatively impacted revenue by $2.0 million. Excluding this impact, CareVention HealthCare service revenues increased $2.5 million. The increase was attributable to growth in our PACE services as a result of new clients and growth with existing clients added since the first quarter of 2019.

Cost of Product Revenue

Cost of product revenue increased $7.9 million, or 16%, to $56.2 million for the six months ended June 30, 2020, as compared to the same period in 2019. New clients in our CareVention HealthCare segment added since the first quarter of 2019 contributed $2.4 million to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers and manufacturer price increases and medication mix of prescriptions filled for our clients contributed approximately $3.7 million to the change. The increase in cost of product revenue was also due to a $1.1 million increase in distribution charges related to higher shipping volume for the medications we fulfilled and $583 thousand of COVID-19 test kits sold to clients during the second quarter of 2020. The remaining increase was due to additional headcount as well as increases in salary and benefits for existing employees related to market adjustments and performance-based increases.

Cost of Service Revenue

Cost of service revenue increased $5.0 million, or 13%, from $38.5 million for the six months ended June 30, 2019 to $43.5 million for the six months ended June 30, 2020.

Cost of service revenue related to our MedWise HealthCare segment increased $2.7 million, or 11%, to $28.9 million for the six months ended June 30, 2020, as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $2.4 million to the total increase and primarily consisted of employee compensation and technology costs. The remaining increase was due to a $1.0 million increase in the use of community pharmacies to perform clinical interventions services, partially offset by a $733 thousand decrease in printing and postage for our medication safety services primarily as a result of fewer members qualifying for medication therapy management services.

Cost of service revenue related to our CareVention HealthCare segment increased $2.3 million, or 19%, to $14.6 million for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was attributable to an increase in costs to support our PACE services, primarily related to additional headcount to support growth in our third party administration services and technology related costs.

Research and Development Expenses

Research and development expenses decreased $2.1 million, or 20%, to $8.6 million for the six months ended June 30, 2020, as compared to the same period in 2019. The decrease was mostly due to a reduction of $1.6 million in stock-based compensation expense, primarily related to performance-based equity awards and common stock awarded during 2019. The remaining decrease is primarily attributable to lower payroll costs resulting from the realignment of resources associated with our Company’s reorganization in January 2020 to better support customer and business initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.1 million, or 10%, from $11.7 million for the six months ended June 30, 2019 to $10.6 million for the comparable period in 2020. The decrease includes $2.5 million of employee compensation costs, including stock-based compensation, for personnel previously included in sales and marketing, who are now dedicated to corporate strategy initiatives and recorded in general and administrative expenses. The change in allocation resulted from our Company’s reorganization in January 2020 to better align resources in order to support the achievement of our business objectives. This decrease was offset by an increase of $1.3 million as a result of the acquisition of PrescribeWellness, which primarily related to employee compensation costs.

General and Administrative Expenses

General and administrative expenses increased $6.7 million, or 25%, to $33.3 million for the six months ended June 30, 2020, as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $387 thousand to the increase in expenses, which consisted primarily of employee compensation costs, including stock-based compensation, and technology costs. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $6.3 million.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $8.8 million, which included a $3.8 million increase in stock-based compensation expense related to equity awards granted during the first quarter of 2020. The increase in employee compensation costs was also due to the realignment of resources dedicated to serving administrative functions to support the achievement of our business goals as a result of our Company’s reorganization in January 2020. These included moving resources accounting for $2.5 million to corporate strategy from sales and marketing, and $1.2 million from the transition of key employees, previously included in cost of revenues, to executive roles. The remaining increase in employee compensation costs was due to an increase in headcount to support the overall growth of our operations, and increases in salaries and benefits for existing employees related to market adjustments and performance-based increases.

The increase in general and administrative expenses was also due to higher technology related expenses of $1.2 million to support the overall growth of business. These increases were partially offset by a $3.4 million decrease in acquisition related costs as result of the acquisition of PrescribeWellness in the first quarter of 2019.

Acquisition-related Contingent Consideration Expense

During the six months ended June 30, 2020 and 2019, we recorded a $600 thousand and a $3.0 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During the six months ended June 30, 2020 and 2019, we recorded $600 thousand and $2.4 million charge, respectively, to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. The Cognify contingent consideration is based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. As of June 30, 2020, the Cognify contingent consideration liability was $11.4 million with the potential for up to an additional $2.6 million to be earned if the maximum contingent amount is earned, which would flow through as a charge to GAAP net income or loss. The final amount of the Cognify acquisition-related contingent consideration liability will be fixed as of December 31, 2021.

During the six months ended June 30, 2019, we recognized an aggregate $606 charge related to fair value adjustments for the SinfoníaRx, Peak PACE, and DoseMe acquisition-related contingent considerations, which were all subsequently paid in full during 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.7 million, or 31%, from $15.4 million for the six months ended June 30, 2019 to $20.1 million for the six months ended June 30, 2020. This increase was primarily due to a $2.4 million increase in the amortization of capitalized software related to new software functionality placed into service since 2019 to support our CareVention HealthCare and MedWise HealthCare segments. The increase in amortization expense was also due to a $1.9 million increase in amortization expense of intangible assets as a result of intangible assets acquired from PrescribeWellness in March 2019. Depreciation expense increased by $405 thousand primarily related to the completion of expanded office space at our Moorestown, New Jersey headquarters and our new research facility in Lake Nona, Florida.

Interest Expense

Interest expense for the six months ended June 30, 2020 was $9.3 million, an increase of $2.3 million compared to the six months ended June 30, 2019. The increase is primarily due an increase of $2.6 million of interest expense on the 2026 Notes, which were issued in February 2019. The increase was partially offset by a decrease in interest expense on the Amended and Restated 2015 Line of Credit of $351 thousand and a decrease in interest expense on finance leases.

Income Taxes

For the six months ended June 30, 2020, we recorded an income tax benefit of $3.9 million, which resulted in an effective tax rate of 11.9%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of our net deferred tax assets as of June 30, 2020. Accordingly, the year to date tax benefit was limited due to unbenefited losses in the six months ended June 30, 2020. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(14,310)	$(6,529)	$(28,747)	$(17,508)
Add:
Interest expense, net	4,668	4,308	9,278	7,001
Income tax benefit	(508)	(2,539)	(3,875)	(6,580)
Depreciation and amortization	10,211	9,078	20,124	15,377
Change in fair value of acquisition-related contingent consideration (income) expense	(100)	1,830	600	3,006
Acquisition-related expense	—	598	251	4,289
Stock-based compensation expense	7,173	6,906	14,310	13,758
Adjusted EBITDA	$7,134	$13,652	$11,941	$19,343

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(14,310)	$(0.66)	$(6,529)	$(0.32)	$(28,747)	$(1.34)	$(17,508)	$(0.86)
Adjustments:
Change in fair value of acquisition-related contingent consideration (income) expense	(100)		1,830		600		3,006
Amortization of acquired intangibles	6,823		7,084		13,645		11,751
Amortization of debt discount and issuance costs	3,215		2,967		6,367		4,494
Acquisition-related expense	—		598		251		4,289
Stock-based compensation expense	7,173		6,906		14,310		13,758
Impact to income taxes (1)	(1,109)		(4,931)		(4,544)		(9,666)
Adjusted net income and Adjusted Diluted EPS	$1,692	$0.07	$7,925	$0.35	$1,882	$0.08	$10,124	$0.44

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax loss adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	21,556,646	20,482,032	21,465,772	20,433,564
Adjustments:
Weighted average dilutive effect of stock options	1,332,551	1,500,839	1,358,715	1,587,926
Weighted average dilutive effect of restricted stock	510,783	759,118	497,881	800,626
Weighted average dilutive effect of contingent shares	58,409	21,946	66,989	25,305
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,458,389	22,763,935	23,389,357	22,847,421

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we currently intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three and six months ended June 30, 2020, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $28.7 million and $17.5 million for the six months ended June 30, 2020 and 2019, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. At June 30, 2020, we had unrestricted cash of $38.8 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$3,388	$(15,865)
Net cash used in investing activities	(10,345)	(167,888)
Net cash provided by financing activities	2,260	215,426
Net (decrease) increase in cash and restricted cash	$(4,697)	$31,673

Operating Activities

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2020 and consisted of our net loss of $28.7 million and changes in our operating assets and liabilities totaling $5.6 million, offset by the addition of noncash items of $37.7 million. The noncash items primarily included $20.1 million of depreciation and amortization expense; $14.3 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees from 2018 to 2020; $6.6 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes; and $600 thousand related to the change in fair value of the Cognify acquisition-related contingent consideration, offset by changes in net deferred taxes of $3.9 million. The change in operating assets and liabilities was primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses and other liabilities. The increase in accounts receivable was attributable to growth across our business lines as a result of new clients and growth in existing clients, as well as timing of client payments. The decrease in accounts payable and accrued expenses and other liabilities was primarily due to timing of vendor payments and lower accrued employee compensation costs, partially offset by an increase in accrued contract labor and an increase in contract liability balances related to performance obligations for our services. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets due to payments received related to prior year contract asset balances.

Net cash used in operating activities was $15.9 million for the six months ended June 30, 2019 and consisted primarily of $24.4 million in payments for the contingent purchase price consideration related to the SinfoníaRx acquisition, our net loss of $17.5 million, changes in net deferred taxes of $6.6 million and changes in our operating assets and liabilities totaling $4.0 million, offset by the addition of noncash items of $36.7 million. The noncash items primarily included $15.4 million of depreciation and amortization expense; $13.8 million of stock-based compensation expense, which was primarily related to equity awards granted to employees and non-employees in the third quarter of 2018 and in 2019; $4.6 million of amortization of deferred financing costs and debt discount primarily related to the 2026 Notes; and $3.0 million in the aggregate related to the change in the fair value of the acquisition-related contingent considerations for SinfoníaRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in accounts receivable primarily due to revenues generated as a result of the acquisitions completed in 2018 and 2019 and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract labor, contract liability balances related to performance obligations for our services, and interest expense.

Investing Activities

Net cash used in investing activities was $10.3 million for the six months ended June 30, 2020 and $167.9 million for the six months ended June 30, 2019. Net cash used in investing activities for the six months ended June 30, 2020 reflected $8.9 million in software development costs for our CareVention Healthcare and MedWise HealthCare technologies. The net cash used in investing activities also reflected $1.4 million in purchases of property, equipment and leasehold improvements primarily related to equipment and improvements for our new call center space in Tucson, Arizona to support our medication safety services, improvements for our expanded office space at our Moorestown, New Jersey headquarters, and equipment to support the pharmacy at our Moorestown, New Jersey location.

Net cash used in investing activities for the six months ended June 30, 2019 reflected $158.8 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $6.6 million in software development costs and $3.5 million in purchases of property, equipment and leasehold improvements, primarily related to purchases of equipment and improvements for our expanded office space at our Moorestown, New Jersey headquarters. Net cash used in investing activities was offset by proceeds received from the repayment of the $1.0 million note receivable issued to DoseMe Holdings Pty Ltd in 2018.

Financing Activities

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2020 compared to $215.4 million for the six months ended June 30, 2019. Financing activities for the six months ended June 30, 2020 primarily reflected $2.3 million of proceeds received from the exercise of stock options, which was offset by $52 thousand in payments of long-term debt and finance leases.

Financing activities for the six months ended June 30, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions and $1.5 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2019 was partially offset by a payment of $101.7 million for the convertible hedge options entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Line of Credit, $20.3 million in payments for the contingent purchase price consideration related to the SinfoníaRx acquisition and Peak PACE acquisition, and $9.5 million in payments for debt financing costs.

Funding Requirements

We have $59.8 million available for borrowings under our Amended and Restated 2015 Line of Credit, and we were in compliance with all financial and operating covenants related to the Amended and Restated 2015 Line of Credit as of June 30, 2020. We currently expect to extend the maturity date of the Amended and Restated 2015 Line of Credit or enter into a new credit facility with Western Alliance Bank or another lender prior to the Amended and Restated 2015 Line of Credit’s maturity date on September 6, 2020. However, there is no assurance that we will be able to extend the Amended and Restated 2015 Line of Credit or obtain a new credit facility on terms that are reasonable and acceptable to us or at all.

We believe that our unrestricted cash of $38.8 million as of June 30, 2020 and cash flows from continuing operations will be sufficient to fund our planned operations through at least August 2021. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity financings. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, there were no amounts outstanding under our Amended and Restated 2015 Line of Credit. Interest on the Amended and Restated 2015 Line of Credit is based on the lender's prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender's prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the three and six months ended June 30, 2020.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our clients and their patients, employees, suppliers, and other business partners. The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption, which will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows, and financial position.

The COVID-19 pandemic has negatively impacted our revenue growth during the first half of 2020 and we expect it will continue to impact our revenue growth for the remainder of 2020. For example, the pandemic has delayed the closing of certain health plan deals and, in some cases, shifted project timelines to 2021, resulting in fewer new business wins to date. Overall census growth for Programs of All-Inclusive Care for the Elderly has remained below historical levels. In addition, all major pharmacy tradeshows for the third quarter of 2020 have been cancelled, which will negatively impact a key selling season for our PrescribeWellness business. The ultimate impact of the COVID-19 pandemic on our revenue and financial performance is highly uncertain and subject to change.

We have incurred, and expect to continue to incur, additional costs resulting from our efforts to protect the health and well-being of our employees. Our three prescription fulfillment pharmacies provide essential services that require employees to continue to work on-site during the COVID-19 pandemic. We have implemented physical distancing for all employees at our prescription fulfillment pharmacies, provided pharmacy-appropriate protective equipment, instituted additional cleaning protocols, provided additional cleaning materials and encouraged the practice of frequent hand-washing. If the procedures we implement are ineffective or are not followed by our employees, or if we fail to implement procedures, our employees and others may experience illness which has the potential to increase employee turnover, expose us to litigation, and raise our operating costs. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

In addition, we have instituted work-from-home guidelines for all employees who can work remotely. An extended period of remote work arrangements could strain our business plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Further, our management is focused on mitigating the spread of COVID-19, which has required and will continue to require a substantial investment of time and resources across our business and could delay other company initiatives.

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

How quickly, and to what extent, normal economic and operating conditions can resume is difficult to predict, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic. Some jurisdictions have eased government-mandated restrictions to business operations. However, a “second wave” or recurrence of COVID-19 cases could cause state and local governments to reinstate restrictions which could further limit our operations. We cannot predict the likelihood, frequency, or nature of future governmental initiatives, policies, and restrictions and such future initiatives may or may not have material adverse impacts on the company.

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

On June 30, 2020, we entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement, including an associated High Volume Retailer Addendum, or the Pharmaceutical Supply Agreements, with Thrifty Drug Stores, Inc, or Thrifty Drug. Pursuant to the terms of the Pharmaceutical Supply Agreements, which have a term lasting through September 30, 2023, subject to renewal under certain circumstances, we agree to purchase not less than 98% of our total prescription product requirements from Thrifty Drug.  The Pharmaceutical Supply Agreements can be terminated solely by Thrifty Drug for, among other things, a payment default that continues for ten days after notice thereof and our failure to maintain credit worthiness. If we are no longer able to purchase our pharmaceutical products from a group purchasing organization, there can be no assurance that our operations would not be disrupted or that we could obtain the necessary pharmaceutical products at similar cost or at all. In this event, failure to satisfy our clients' requirements would result in defaults under client contracts subjecting us to damages and the potential termination of those contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	8/4/2016	3.2
10.1	Affiliated Pharmacy Agreement, dated as of June 30, 2020, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.+				X
10.2	Pharmaceutical Program Supply Agreement, effective as of July 1, 2020, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.+				X
10.3	Retailer Addendum to Pharmaceutical Program Supply Agreement (High Volume), effective as of June 30, 2020, by and between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.+				X
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

X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: August 6, 2020	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2020	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)