Form 10-Q
period 2020-09-30
Tabula Rasa HealthCare, Inc.
filed 2020-11-06
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, the Registrant had 23,827,978 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$28,721	$42,478
Restricted cash	3,573	4,103
Accounts receivable, net of allowance of $367 and $386, respectively	32,343	29,123
Inventories	4,194	3,700
Prepaid expenses	3,196	4,299
Other current assets	4,162	10,835
Total current assets	76,189	94,538
Property and equipment, net	15,284	15,798
Operating lease right-of-use assets	21,549	22,100
Software development costs, net	25,622	18,501
Goodwill	150,760	150,760
Intangible assets, net	167,477	189,413
Other assets	1,353	1,281
Total assets	$458,234	$492,391
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt and finance leases, net	$6	$125
Current operating lease liabilities	4,399	4,350
Acquisition-related contingent consideration	658	—
Accounts payable	7,272	8,622
Accrued expenses and other liabilities	21,643	26,906
Total current liabilities	33,978	40,003
Long-term debt and finance leases, net	235,938	226,294
Noncurrent operating lease liabilities	20,273	21,017
Long-term acquisition-related contingent consideration	—	10,800
Deferred income tax liability	2,951	8,656
Other long-term liabilities	388	73
Total liabilities	293,528	306,843

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 23,476,589 and 22,496,999 shares issued and 23,264,582 and 22,321,310 shares outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Treasury stock, at cost; 212,007 and 175,689 shares at September 30, 2020 and December 31, 2019, respectively	(4,018)	(3,865)
Additional paid-in capital	317,992	288,345
Accumulated deficit	(149,270)	(98,934)
Total stockholders’ equity	164,706	185,548
Total liabilities and stockholders’ equity	$458,234	$492,391

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$39,365	$34,966	$115,825	$99,320
Service revenue	31,141	39,304	104,342	112,164
Total revenue	70,506	74,270	220,167	211,484
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	28,638	25,931	84,879	74,267
Service cost	20,610	20,510	64,140	58,998
Total cost of revenue, exclusive of depreciation and amortization	49,248	46,441	149,019	133,265
Operating expenses:
Research and development	5,101	5,902	13,750	16,649
Sales and marketing	5,030	6,884	15,597	18,605
General and administrative	15,620	12,155	48,914	38,781
Change in fair value of acquisition-related contingent consideration expense	2,005	1,510	2,605	4,516
Depreciation and amortization	12,199	9,142	32,323	24,519
Total operating expenses	39,955	35,593	113,189	103,070
Loss from operations	(18,697)	(7,764)	(42,041)	(24,851)
Interest expense, net	4,722	4,441	14,000	11,442
Loss before income taxes	(23,419)	(12,205)	(56,041)	(36,293)
Income tax benefit	(1,830)	(4,101)	(5,705)	(10,681)
Net loss	$(21,589)	$(8,104)	$(50,336)	$(25,612)
Net loss per share, basic and diluted	$(0.99)	$(0.39)	$(2.33)	$(1.25)
Weighted average common shares outstanding, basic and diluted	21,779,808	20,691,112	21,571,214	20,520,357

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2020	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	388,108	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(33,371)	—	—	—	—
Exercise of stock options, net of shares withheld	116,288	—	(1,681)	(91)	1,244	—	1,153
Share adjustment	—	—	12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,137	—	7,137
Net loss	—	—	—	—	—	(14,437)	(14,437)
Balance, March 31, 2020	23,015,781	2	(198,241)	(3,956)	296,726	(113,371)	179,401
Issuance of restricted stock	37,702	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(5,807)	—	—	—	—
Exercise of stock options, net of shares withheld	105,828	—	—	—	1,159	—	1,159
Stock-based compensation expense	—	—	—	—	7,173	—	7,173
Net loss	—	—	—	—	—	(14,310)	(14,310)
Balance, June 30, 2020	23,159,311	2	(204,048)	(3,956)	305,058	(127,681)	173,423
Issuance of restricted stock	9,290	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(6,442)	—	—	—	—
Exercise of stock options, net of shares withheld	172,554	—	(1,517)	(62)	(2,017)	—	(2,079)
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	135,434	—	—	—	6,853	—	6,853
Stock-based compensation expense	—	—	—	—	8,098	—	8,098
Net loss	—	—	—	—	—	(21,589)	(21,589)
Balance, September 30, 2020	23,476,589	$2	(212,007)	$(4,018)	$317,992	$(149,270)	$164,706

See accompanying notes to unaudited consolidated financial statements.

	Stockholders' Equity
	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	9,547	—	—	—	—	—	—
Issuance of restricted stock	565,840	—	—	—	—	—	—
Exercise of stock options, net of shares withheld	82,686	—	(690)	(40)	1,077	—	1,037
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	74,049	—	74,049
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	6,852	—	6,852
Net loss	—	—	—	—	—	(10,979)	(10,979)
Balance, March 31, 2019	22,140,648	2	(162,450)	(3,865)	264,453	(77,477)	183,113
Issuance of common stock awards	30,101	—	—	—	—	—	—
Issuance of restricted stock	23,562	—	—	—	—	—	—
Exercise of stock options, net of shares withheld	49,916	—	—	—	499	—	499
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	(47)	—	(47)
Stock-based compensation expense	—	—	—	—	6,906	—	6,906
Net loss	—	—	—	—	—	(6,529)	(6,529)
Balance, June 30, 2019	22,244,227	2	(162,450)	(3,865)	271,811	(84,006)	183,942
Issuance of common stock awards	13,867	—	—	—	—	—	—
Exercise of stock options, net of shares withheld	96,465	—	—	—	967	—	967
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax	—	—	—	—	736	—	736
Stock-based compensation expense	—	—	—	—	7,225	—	7,225
Net loss	—	—	—	—	—	(8,104)	(8,104)
Balance, September 30, 2019	22,354,559	$2	(162,450)	$(3,865)	$280,739	$(92,110)	$184,766

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,336)	$(25,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,323	24,519
Amortization of deferred financing costs and debt discount	9,925	7,689
Deferred taxes	(5,705)	(10,749)
Stock-based compensation	22,408	20,983
Change in fair value of acquisition-related contingent consideration	2,605	4,516
Acquisition-related contingent consideration paid	(2,390)	(24,480)
Other noncash items	(70)	12

Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(3,220)	(417)
Inventories	(494)	(220)
Prepaid expenses and other current assets	7,209	(2,626)
Other assets	(382)	(53)
Accounts payable	(1,432)	(5,787)
Accrued expenses and other liabilities	(5,408)	5,474
Other long-term liabilities	315	(60)
Net cash provided by (used in) operating activities	5,348	(6,811)

Cash flows from investing activities:
Purchases of property and equipment	(2,537)	(5,202)
Software development costs	(13,734)	(10,285)
Purchases of intangible assets	—	(1,202)
Proceeds from repayment of note receivable	—	1,000
Acquisitions of businesses, net of cash acquired	—	(158,762)
Net cash used in investing activities	(16,271)	(174,451)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,225	2,503
Payments for employee taxes for shares withheld	(2,993)	—
Payments for debt financing costs	(38)	(9,632)
Repayments of line of credit	—	(45,000)
Payments of acquisition-related contingent consideration	(3,504)	(29,062)
Repayments of long-term debt and finance leases	(54)	(757)
Proceeds from issuance of convertible senior subordinated notes	—	325,000
Proceeds from sale of warrants	—	65,910
Purchase of convertible note hedges	—	(101,660)
Net cash (used in) provided by financing activities	(3,364)	207,302

Net (decrease) increase in cash and restricted cash	(14,287)	26,040
Cash and restricted cash, beginning of period	46,581	25,029
Cash and restricted cash, end of period	$32,294	$51,069

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$103	$803
Cash paid for interest	$5,690	$3,177
Cash paid for taxes	$290	$317
Interest costs capitalized to property and equipment and software development costs	$192	$248
Stock issued in connection with settlement of acquisition-related contingent consideration	$6,853	$—
Stock issued in connection with acquisitions	$—	$9,504

Reconciliation of cash and restricted cash:
Cash	$28,721	$47,302
Restricted cash	3,573	3,767
Total cash and restricted cash	$32,294	$51,069

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) focuses on optimizing drug regimens to reduce medication-related risk, specifically targeting adverse drug events, a large and growing problem with medication therapy costing an estimated $528 billion annually in the United States (“U.S.”) and resulting in more than 275,000 deaths per year in the U.S. in 2018. The Company delivers a range of technology-enabled solutions, software, and services including what the Company believes to be the largest clinical tele-pharmacy network in the country, powered by the Company’s proprietary medication science technology, the Medication Risk Mitigation (“MRM”) Matrix, that are targeted at value-based payment models and support both state and federal regulations. The Company serves a number of different organizations within the healthcare industry, including more than 350 health plans, over 15,000 pharmacies and over 100 at-risk provider groups.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed on March 2, 2020 (“2019 Form 10-K”).

Effective January 1, 2020, in order to facilitate the administration, management, and development of the Company’s business and minimize the burden on the Company’s tax and regulatory reporting obligations, the Company implemented a reorganization pursuant to which all of the Company’s domestic subsidiaries, other than CK Solutions, LLC, merged with and into the Company’s wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name on December 20, 2019 to TRHC OpCo, Inc. In the second quarter of 2020, TRHC OpCo, Inc. further changed its name to Tabula Rasa HealthCare Group, Inc. (“TRHC Group”).  Following such reorganization, the Company’s only directly owned subsidiary is TRHC Group, which is the parent of CK Solutions, LLC, three DoseMe foreign subsidiaries, and, subsequent to the end of the third quarter of 2020, Personica, LLC (“Personica”). Please refer to Note 17 – Subsequent Event for additional information regarding the Personica transaction.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Risks Related to the COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, the full magnitude of the impact that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations remains uncertain. Management is actively monitoring the global situation and the ramification on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects that the COVID-19 outbreak may have on the Company’s results of operations, financial condition, or liquidity for 2020. However, the Company is dependent on its workforce to sell and deliver its products and services. Developments such as social distancing and shelter-in-place directives could impact the Company’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

As a result of the ongoing COVID-19 pandemic, the Company has experienced challenges with revenue growth. The pandemic has delayed the closing of contracts across both the Company’s CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project timelines to 2021, which management believes resulted in fewer new business wins during the first three quarters of 2020. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) has remained below historical levels, which has affected the Company’s CareVention HealthCare segment growth. The Company’s MedWise HealthCare segment also has experienced delays in the timing of implementation and closing of new business and a negative impact from COVID-19 on medication adherence initiatives, which are seasonally weighted toward the second half of the calendar year. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 provides new guidance to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for financial statements issued for fiscal years beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

CareVention HealthCare

PACE Product Revenue

The Company provides medication fulfillment pharmacy services to PACE, and, while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts. The Company does not experience a significant level of returns or reshipments.

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

MedWise HealthCare

Product Revenue

The Company provides COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed when test kits are shipped and is recognized as the Company satisfies its performance obligations to deliver the test kits and provide the test results. The Company does not experience a significant level of returns or reshipments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
CareVention HealthCare:
PACE product revenue	$39,086	$34,966	$115,103	$99,320
PACE solutions	11,214	11,276	34,307	33,887
	$50,300	$46,242	$149,410	$133,207
MedWise HealthCare:
Product revenue	$279	$—	$722	$—
Medication safety services	9,817	18,706	39,844	56,555
Software subscription and services	10,110	9,322	30,191	21,722
	$20,206	$28,028	$70,757	$78,277
Total revenue	$70,506	$74,270	$220,167	$211,484

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

Contract liabilities include advance customer payments and billings in excess of revenue recognized. The Company generally classifies contract liabilities in accrued expenses and other current liabilities and in other long-term liabilities on the Company’s consolidated balance sheets. The Company anticipates that it will satisfy most of its performance obligations associated with its contract liabilities within one year.

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Contract assets	$2,250	$6,165
Contract liabilities	5,774	4,930

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the nine months ended September 30, 2020 are as follows:

September 30,
2020
Contract assets:
Contract assets, beginning of period	$6,165
Decreases due to cash received	(4,359)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	499
Changes during the period, net of reclassifications to receivables	(55)
Contract assets, end of period	$2,250

Contract liabilities:
Contract liabilities, beginning of period	$4,930
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(3,783)
Increases due to cash received, excluding amounts recognized as revenue during the period	4,627
Contract liabilities, end of period	$5,774

During the nine months ended September 30, 2019, the Company recognized $1,497 of revenue that was included in the December 31, 2018 contract liability balance of $1,733.

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Net loss	$(21,589)	$(8,104)	$(50,336)	$(25,612)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	21,779,808	20,691,112	21,571,214	20,520,357
Net loss per share, basic and diluted	$(0.99)	$(0.39)	$(2.33)	$(1.25)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of September 30, 2020 and 2019, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 because including them would have had an anti-dilutive effect.

	September 30,
	2020	2019
Stock options to purchase common stock	2,188,239	2,840,849
Unvested restricted stock	1,300,538	1,330,088
Common stock warrants	4,646,393	4,646,393
Contingently issuable shares	—	20,000
	8,135,170	8,837,330

Shares associated with the conversion of the convertible senior subordinated notes have been excluded from the table above.

5.     Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (the “Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”), and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness was a standalone entity and was a leading cloud-based patient engagement solutions company that facilitated collaboration for more than 12,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement. The acquisition was considered an asset acquisition for tax purposes and, accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the PrescribeWellness acquisition.

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2019, service revenue of $8,271 and $18,381, respectively, from PrescribeWellness was included in the Company’s consolidated statements of operations. Service revenue was recorded net of a reduction of $463 and $1,210 for the three and nine months ended September 30, 2019, respectively, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $3,033 and $6,829, which included amortization of $3,113 and $7,264 associated with acquired intangible assets, from PrescribeWellness, was included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

DoseMe

On January 2, 2019, the Company completed the acquisition of all of the outstanding share capital and options to purchase the share capital of DoseMe Holdings Pty Ltd, a proprietary company limited by shares organized under the laws of Australia (“DoseMe”). DoseMe is the developer of DoseMeRx, an advanced precision dosing tool that helps physicians and pharmacists accurately dose patients’ high-risk parenteral (intravenous) medications based on individual needs. The acquisition was made pursuant to a Share Purchase Deed, made and entered into as of November 30, 2018. The consideration for the acquisition was comprised of (i) cash consideration of $10,000 paid at closing, subject to certain customary post-closing adjustments as set forth in the Share Purchase Deed, (ii) the issuance of 149,053 shares of the Company’s common stock, and (iii) the potential for a contingent earn-out payment, based on the financial performance of DoseMe. During the third quarter of 2019, the Company paid $8,750 in cash in full satisfaction of the contingent purchase price consideration. The acquisition was considered an asset acquisition for tax purposes and, accordingly, the goodwill and amortization of intangible assets resulting from the acquisition is deductible for U.S. tax purposes. See Note 5 set forth in the Company’s audited financial statements included as part of the 2019 Form 10-K for additional information on the DoseMe acquisition.

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software tool. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. Service revenue of $88 and $226 and net loss of $1,531 and $3,526, which included amortization of $571 and $1,712 associated with acquired intangible assets, from DoseMe were included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Revenue	$74,270	$217,231
Net loss	(8,104)	(26,200)

6.       Property and Equipment

Accumulated depreciation was $16,692 and $13,728 as of September 30, 2020 and December 31, 2019, respectively. Depreciation expense on property and equipment for the three months ended September 30, 2020 and 2019 was $1,272 and $1,083, respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2020 and 2019 was $3,774 and $3,180, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

7.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of September 30, 2020 and December 31, 2019, capitalized software costs consisted of the following:

	September 30, 2020	December 31, 2019
Software development costs	$43,442	$29,714
Less: accumulated amortization	(17,820)	(11,213)
Software development costs, net	$25,622	$18,501

Capitalized software development costs included above not yet subject to amortization	$3,572	$3,294

Amortization expense for the three months ended September 30, 2020 and 2019 was $2,636 and $1,132, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $6,613 and $2,661, respectively.

8.      Goodwill and Intangible Assets

Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
September 30, 2020
Trade names	3.5	$11,255	$(6,412)	$4,843
Client relationships	12.2	128,169	(29,304)	98,865
Non-competition agreements	5.0	6,602	(3,632)	2,970
Developed technology	8.0	68,593	(22,662)	45,931
Patient database	5.0	21,700	(6,872)	14,828
Domain name	10.0	59	(19)	40
Total intangible assets		$236,378	$(68,901)	$167,477

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2019
Trade names	7.1	$11,255	$(3,845)	$7,410
Client relationships	12.2	128,169	(20,977)	107,192
Non-competition agreements	5.0	6,602	(2,641)	3,961
Developed technology	8.0	68,593	(15,870)	52,723
Patient database	5.0	21,700	(3,617)	18,083
Domain name	10.0	59	(15)	44
Total intangible assets		$236,378	$(46,965)	$189,413

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amortization expense for intangible assets for the three months ended September 30, 2020 and 2019 was $8,291 and $6,927, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2020 and 2019 was $21,936 and $18,678, respectively.

The estimated amortization expense for the remainder of 2020 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2020 (October 1 - December 31)	$8,293
2021	26,972
2022	25,646
2023	24,436
2024	17,433
2025	11,565
Thereafter	53,132
Total estimated amortization expense	$167,477

9.       Accrued Expenses and Other Liabilities

As of September 30, 2020 and December 31, 2019, accrued expenses and other liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Employee related expenses	$6,403	$12,582
Contract liability	5,386	4,857
Client funds obligations*	3,573	4,106
Contract labor	1,437	329
Interest	710	2,133
Professional fees	965	337
Non-income taxes payable	904	898
Other expenses	2,265	1,664
Total accrued expenses and other liabilities	$21,643	$26,906

*This amount represents clients’ funds held by the Company, with an offsetting amount included in restricted cash.

10.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (as subsequently amended, the “Amended and Restated 2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015. The Amended and Restated 2015 Line of Credit provides for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. On September 2, 2020, the Company extended the maturity date of the Amended and Restated 2015 Line of Credit to December 6, 2020. On October 5, 2020, the Company entered into a Loan and Security Modification Agreement to the Amended and Restated 2015 Line of Credit to reflect the acquisition of Personica, as further described below in Note 17 – Subsequent Event.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of September 30, 2020, the Company was in compliance with all covenants related to the Amended and Restated 2015 Line of Credit.

As of September 30, 2020, the Company has an outstanding letter of credit of $200 issued pursuant to the Amended and Restated 2015 Line of Credit in connection with the Company’s lease agreement for the office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027 and reduces amounts available under the Amended and Restated 2015 Line of Credit.

As of September 30, 2020 and December 31, 2019, there were no amounts outstanding under the Amended and Restated 2015 Line of Credit. Amounts available for borrowings under the Amended and Restated 2015 Line of Credit were $59,800 as of September 30, 2020.

As of September 30, 2020, the interest rate on the Amended and Restated 2015 Line of Credit was 5.50%. No interest expense was incurred for the three and nine months ended September 30, 2020 as there were no aggregate borrowings outstanding during the three and nine months ended September 30, 2020.

In connection with the Amended and Restated 2015 Line of Credit (and all predecessor agreements prior to the amendment or the amendment and restatement thereof), the Company recorded deferred financing costs of $831. The Company is amortizing the deferred financing costs to interest expense using the effective-interest method over the term of the Amended and Restated 2015 Line of Credit and amortized $79 and $74 to interest expense for the three months ended September 30, 2020 and 2019, respectively, and $278 and $183 for the nine months ended September 30, 2020 and 2019, respectively. Deferred financing costs of $26 and $266, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of September 30, 2020, none of the conditions allowing holders of the 2026 Notes to convert had been met.

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

During the three months ended September 30, 2020, the Company recognized $4,702 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $3,280 was non-cash accretion of the debt discounts recorded. During the nine months ended September 30, 2020, the Company recognized $13,913 of interest expense related to the 2026 Notes, of which $4,266 was paid or accrued and $9,647 was non-cash accretion of the debt discounts recorded.

During the three months ended September 30, 2019, the Company recognized $4,449 of interest expense related to the 2026 Notes, of which $1,437 was paid or accrued and $3,012 was non-cash accretion of the debt discounts recorded. During the nine months ended September 30, 2019, the Company recognized $11,108 of interest expense related to the 2026 Notes, of which $3,602 was paid or accrued and $7,506 was non-cash accretion of the debt discounts recorded.

The 2026 Notes have been, and will be, classified as long-term debt on the Company’s consolidated balance sheets until such 2026 Notes are within one year of maturity. The 2026 Notes have a carrying value of $235,938 as of September 30, 2020. Accrued interest payable on the 2026 Notes of $710 as of September 30, 2020 is included in accrued expenses and other liabilities on the consolidated balance sheet.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(89,062)	(98,709)
Convertible senior subordinated notes, net	235,938	226,291
Finance leases	6	128
Total long-term debt and finance leases, net	235,944	226,419
Less current portion, net	(6)	(125)
Total long-term debt and finance leases, less current portion, net	$235,938	$226,294

11.      Income Taxes

For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $5,705, which resulted in an effective tax rate of 10.2%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of the Company’s net deferred tax assets as of September 30, 2020. Accordingly, the year to date tax benefit was limited due to unbenefited losses in the nine months ended September 30, 2020. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

12.     Stockholders' Equity

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of September 30, 2020, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 10 for additional information related to the 2026 Notes.

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,116,065 shares on January 2, 2020. As of September 30, 2020, 1,264,657 shares were available for future grants under the 2016 Plan.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the nine months ended September 30, 2020:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2019	1,213,581	$37.69
Granted	437,946	66.42
Vested	(305,369)	45.25
Forfeited	(45,620)	56.34
Outstanding at September 30, 2020	1,300,538	$44.94

For the three months ended September 30, 2020 and 2019, $5,398 and $3,550 of expense was recognized related to restricted stock awards, respectively. For the nine months ended September 30, 2020 and 2019, $14,346 and $9,636 of expense was recognized related to restricted stock awards, respectively. As of September 30, 2020, there was unrecognized compensation expense of $42,154 related to non-vested restricted stock awards under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.7 years.

Performance-Based Equity Awards

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provided that 50,000 shares of common stock would be issued based on the achievement of certain milestones. The award had a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost was recognized over the service period based on management’s determination that it was probable that the milestones would be achieved. As of December 31, 2019, all milestones were achieved and there was no unrecognized compensation expense related to the performance-based stock award. During the first quarter of 2020, the Company issued 5,000 shares of common stock related to this award for the achievement of the final milestone. For the three and nine months ended September 30, 2019, the Company recorded $339 and $1,653 of expense related to the performance-based stock award, respectively.

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants vest subject to certain performance conditions being achieved during the two-year period ending March 2, 2022. The awards have a grant-date fair value of $56.14 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized no stock-based compensation expense related to these grants for the three and nine months ended September 30, 2020 as the achievement of the underlying performance conditions was considered unlikely. As of September 30, 2020, there was $600 of cumulative unrecognized compensation expense related to these performance-based restricted stock awards.

Other Stock Awards

During the first quarter of 2020, the Board approved the grant of stock awards to select employees pursuant to the 2016 Plan. The awards provided for the issuance of 9,386 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $52.29 per share. For the nine months ended September 30, 2020, the Company recorded $491 of expense related to these stock awards.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the nine months ended September 30, 2019, the Board approved the grant of stock awards to select employees and a non-employee director pursuant to the 2016 Plan. The awards provide for the issuance of 28,515 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $53.62 per share. For the three and nine months ended September 30, 2019, the Company recorded $487 and $1,529 of expense related to these stock awards, respectively.

Stock Options

The Company recorded $2,700 and $2,849 of stock-based compensation expense related to employee and non-employee stock options for the three months ended September 30, 2020 and 2019, respectively. The Company recorded $7,571 and $8,165 of stock-based compensation expense related to employee and non-employee stock options for the nine months ended September 30, 2020 and 2019, respectively. The Company records forfeitures as they occur.

The estimated fair value of options granted was calculated using a Black-Scholes option-pricing model. The computation of expected life for employees was determined based on the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The Company's common stock had not been publicly traded until its IPO commenced on September 29, 2016; therefore, expected volatility is based on a combination of the historical volatilities of the Company’s common stock and the historical volatilities of selected public companies whose services are comparable to those of the Company. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
Valuation assumptions:	2020	2019
Expected volatility	56.10%	69.30%
Expected term (years)	5.25	6.03
Risk-free interest rate	1.22%	2.48%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2020 and 2019 was $33.78 and $34.87 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2020:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2019	2,755,343	$25.10
Granted	5,000	68.10
Exercised	(506,529)	11.36
Forfeited	(65,575)	40.18
Outstanding at September 30, 2020	2,188,239	$27.92	6.5	$39,264
Options vested and expected to vest at September 30, 2020	2,188,239	$27.92	6.5	$39,264
Exercisable at September 30, 2020	1,551,140	$21.13	5.9	$35,140

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $19,850 and $10,805, respectively.

As of September 30, 2020, there was $16,007 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises for the nine months ended September 30, 2020 and 2019 was $3,225 and $2,503, respectively. During the nine months ended September 30, 2020, 62,310 shares of common stock, with a fair value of $2,993, were delivered by option holders as payment for employee payroll taxes owed for the exercise of stock options.

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue - product	$192	$290	$567	$912
Cost of revenue - service	828	928	2,430	2,906
Research and development	1,717	2,053	4,197	6,141
Sales and marketing	564	1,132	1,615	3,224
General and administrative	4,797	2,822	13,599	7,800
Total stock-based compensation expense	$8,098	$7,225	$22,408	$20,983

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

The Company has classified liabilities measured at fair value on a recurring basis at December 31, 2019 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2019
Liabilities
Acquisition-related contingent consideration - long-term	$—	$—	$10,800	$10,800

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The acquisition-related contingent consideration liability represents the estimated fair value of the additional cash and equity consideration payable that is contingent upon the achievement of certain financial and performance milestones. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement are recorded in net income or loss. Acquisition-related contingent consideration is measured at fair value on a recurring basis and may include the use of significant unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. As of September 30, 2020, due to the accelerated payment further described below, the acquisition-related contingent consideration payment amount was fixed and was no longer classified within the fair value hierarchy as of September 30, 2020.

In connection with the 2018 acquisition of the Cognify business, additional consideration was payable by the Company based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. The Cognify acquisition-related contingent consideration, which is liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent reporting period.

During the third quarter of 2020, pursuant to the terms of the stock purchase agreement, the Company elected to accelerate the payment of the acquisition-related contingent consideration for an aggregate payment amount equal to $13,413, which was partially satisfied by a cash payment of $5,894 and the issuance of 135,434 shares of the Company’s common stock, with a fair value of $6,853. The Company is required to make a final cash payment in full satisfaction of the remaining acquisition-related contingent consideration liability during the fourth quarter of 2020. During the three and nine months ended September 30, 2020, the Company recorded a $2,005 and $2,605 charge, respectively, for the change in the fair value of the Cognify acquisition-related contingent consideration liability primarily due to the accelerated payment. During the three and nine months ended September 30, 2019, the Company recorded a $1,300 and $3,700 charge, respectively, for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement and decreased discount period to the final measurement date. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $658 and $10,800 as of September 30, 2020 and December 31, 2019, respectively.

The changes in fair value of the Company’s acquisition-related contingent consideration for the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$10,800
Cash consideration paid	(5,894)
Fair value of stock consideration paid	(6,853)
Adjustments to fair value measurement	2,605
Balance at September 30, 2020	$658

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2020:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$235,938	$300,937

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

As of September 30, 2020, the Company had $1,168 due to AmerisourceBergen and Thrifty Drug as a result of prescription drug purchases. As of December 31, 2019, the Company had $2,465 due to AmerisourceBergen and Thrifty Drug as a result of prescription drug purchases.

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

MedWise HealthCare clients include health plans, pharmacies, and non-PACE healthcare providers. Services provided to these clients include medication safety services and software subscription solutions, which identify individuals with high medication-related risk, improve patient communication and engagement, and allow for documentation of clinical interventions. These services optimize medication therapy, improve adherence, and enable precision dosing.

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

Adjusted EBITDA is defined as net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense (income), severance expense incurred in 2020 in connection with the Company’s reorganization, acquisition-related expense, and stock-based compensation expense. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Revenue:
Three Months Ended September 30, 2020
Product revenue	$39,086	$279	$39,365
Service revenue
PACE solutions	11,214	—	11,214
Medication safety services	—	9,817	9,817
Software subscription and services	—	10,110	10,110
Total service revenue	11,214	19,927	31,141
Total revenue	$50,300	$20,206	$70,506

Three Months Ended September 30, 2019
Product revenue	$34,966	$—	$34,966
Service revenue
PACE solutions	11,276	—	11,276
Medication safety services	—	18,706	18,706
Software subscription and services	—	9,322	9,322
Total service revenue	11,276	28,028	39,304
Total revenue	$46,242	$28,028	$74,270

Nine Months Ended September 30, 2020
Product revenue	$115,103	$722	$115,825
Service revenue
PACE solutions	34,307	—	34,307
Medication safety services	—	39,844	39,844
Software subscription and services	—	30,191	30,191
Total service revenue	34,307	70,035	104,342
Total revenue	$149,410	$70,757	$220,167

Nine Months Ended September 30, 2019
Product revenue	$99,320	$—	$99,320
Service revenue
PACE solutions	33,887	—	33,887
Medication safety services	—	56,555	56,555
Software subscription and services	—	21,722	21,722
Total service revenue	33,887	78,277	112,164
Total revenue	$133,207	$78,277	$211,484

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Three Months Ended September 30, 2020
Adjusted EBITDA (loss)	$12,735	$1,009	$(8,650)	$5,094

Three Months Ended September 30, 2019
Adjusted EBITDA (loss)	$12,632	$5,388	$(7,444)	$10,576

Nine Months Ended September 30, 2020
Adjusted EBITDA (loss)	$36,560	$8,537	$(28,062)	$17,035

Nine Months Ended September 30, 2019
Adjusted EBITDA (loss)	$34,718	$16,095	$(20,894)	$29,919

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(21,589)	$(8,104)	$(50,336)	$(25,612)
Add:
Interest expense, net	4,722	4,441	14,000	11,442
Income tax benefit	(1,830)	(4,101)	(5,705)	(10,681)
Depreciation and amortization	12,199	9,142	32,323	24,519
Change in fair value of acquisition-related contingent consideration expense	2,005	1,510	2,605	4,516
Severance expense	917	—	917	—
Acquisition-related expense	572	463	823	4,752
Stock-based compensation expense	8,098	7,225	22,408	20,983
Adjusted EBITDA	$5,094	$10,576	$17,035	$29,919

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

17.    Subsequent Event

On October 5, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with TRHC Group, Personica Holdings, Inc., a Wisconsin corporation, and other seller parties, whereby the Company completed the acquisition of all the issued and outstanding membership interests of Personica, LLC, a Delaware limited liability company (“Personica”), and its subsidiaries, a provider of pharmacy services, including 340B and Medicare Part D administration solutions to the PACE market. The purchase price consisted of (i) cash consideration of $10,000, which is subject to certain customary post-closing adjustments, (ii) the issuance of 555,555 shares of the Company’s common stock valued at $23,589, and (iii) the delivery of promissory notes (collectively, the “Notes”) for the payment of (a) $7,500 in cash within two business days following January 1, 2021, (b) $5,500 in cash within two business days following April 1, 2021, and (c) $4,000 in cash within two business days following October 5, 2021. The Company may set off amounts due under the Notes to the extent the Company is entitled to indemnification under the Purchase Agreement or in respect of adjustments to the purchase price. Initial accounting for the acquisition is incomplete as of November 5, 2020 due to the complexity of the transaction. Pro forma financial information has not been provided herein due to a lack of sufficient information at the time of filing.

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

Overview

We are innovating and redefining the medication safety market, creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise™, identifies the cause of medication-related problems including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes, reduce hospitalizations and lower healthcare costs. We also believe we have the most extensive clinical tele-pharmacy network in the United States. Our suite of solutions is trusted by health plans and pharmacies nationwide to assist them in meeting value-based payment requirements. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance medication safety-related pharmacotherapy research and its application in clinical practice, and our culture, best captured in the 32 “Fundamentals” known as “The TRHC Way.”

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 71% and 29% of revenue, respectively for the three months ended September 30, 2020 and accounted for 68% and 32% of revenue, respectively for the nine months ended September 30, 2020. Our CareVention HealthCare segment provides our clients, primarily PACE, with medication fulfillment services, cloud-based software, pharmacy benefit services, and clinical pharmacist services at the point-of-care. Our MedWise HealthCare segment provides our clients with cloud-based pharmacy software and full-service clinical pharmacy programs. Substantially all of our revenue is recognized in the U.S. and substantially all of our long-lived assets are located in the U.S.

Our total revenues for the three and nine months ended September 30, 2020 were $70.5 million and $220.2 million, respectively, compared to $74.3 million and $211.5 million for the three and nine months ended September 30, 2019, respectively. We incurred a net loss of $21.6 million and net loss of $50.3 million for the three and nine months ended September 30, 2020, respectively, compared to a net loss of $8.1 million and $25.6 million for the three and nine months ended September 30, 2019, respectively. Adjusted EBITDA for the three and nine months ended September 30, 2020 was $5.1 million and $17.0 million, respectively, compared to $10.6 million and $29.9 million for the three and nine months ended September 30, 2019, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Personica Acquisition

On October 5, 2020, we completed the acquisition of Personica, LLC and its subsidiaries PersonifilRx, Pharmastar, and PersonifilRx New England, a provider of pharmacy services, including 340B and Medicare Part D administration solutions to Programs of All-inclusive Care for the Elderly, or PACE. The purchase price consisted of (i) the payment of $10.0 million in cash consideration, subject to adjustments, (ii) the issuance of 555,555 shares of our common stock, and (iii) the issuance of promissory notes for the payment of (a) $7.5 million in cash within two business days following January 1, 2021, (b) $5.5 million in cash within two business days following April 1, 2021, and (c) $4 million in cash within two business days following the date October 5, 2021. We may set off amounts due under these promissory notes to the extent that we are entitled to indemnification under the agreement or in respect of adjustments to the purchase price.

CareVention HealthCare

CareVention HealthCare primarily services PACE, which is a Centers for Medicare & Medicaid Services, or CMS, sponsored program providing comprehensive medical and social services to adults age 55 and older who need a nursing facility level of care but can live safely in community settings. Our clients include ArchCare Senior Life, Trinity Health, Palm Beach PACE, and St. Paul’s PACE. Within our CareVention HealthCare segment, we offer our medication fulfillment services, clinical pharmacist services at the point-of-care, cloud-based software, and health plan management services through a number of different brands, including CareKinesis, Capstone Performance Systems, PeakTPA, PersonifilRx, Pharmastar, Mediture, and Cognify.

The majority of our CareVention HealthCare product and service offerings are fortified by our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, designed to increase patient safety, create and promote adherence to individualized medication regimens, and reduce the total medication burden by eliminating unnecessary prescriptions. Our medication fulfillment and reminder packaging services utilize the MRM Matrix technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, pharmacy benefit services, electronic health records solutions and third-party administration services, which are all specifically tailored to the PACE market. The CareVention HealthCare segment revenue model is based on payments on a per-member per-month, or PMPM, basis, payments on a subscription basis, payments on a transaction basis, and charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment is primarily comprised of service offerings from our acquisitions of SinfoníaRx in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we are a leading provider of Medication Therapy Management, or MTM, software and services for Medicare, Medicaid, and commercial health plans and also a leading provider of cloud-based patient engagement software and services to more than 15,000 pharmacies nationwide. More than 350 health plans including several Blue Cross Blue Shield organizations, Express Scripts, Humana, UnitedHealth Group, and WellCare utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Enhanced MTM (a five-year Center for Medicare & Medicaid Innovation Part D pilot that began January 1, 2017), Medicare Part D Star Ratings, Healthcare Effectiveness Data and Information Set quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country employing nearly 500 pharmacists. Within our MedWise HealthCare business unit, we offer our cloud-based software and clinical pharmacist services through a number of different brands, including MedWise, SinfoníaRx, RxCompanion, PrescribeWellness, and DoseMeRx. The MedWise HealthCare segment revenue model is based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

Our Strategy

In early 2020, we articulated a long-term growth strategy based on three key tenets:

1)	Further penetration of the PACE market by leveraging our existing CareVention HealthCare membership base and cross-selling to increase our average PMPM fee, growth within our existing clients in part due to the acceleration of the National PACE Association’s PACE 2.0 initiative designed to significantly increase enrollment, and continued investments in our offerings to attract new PACE customers.

2)	Accelerating the adoption of our MedWise software and clinical pharmacy programs by health plans across all lines of business, including Medicare, Medicaid, and commercial clients.

3)	Increasing the number of pharmacists licensing the PrescribeWellness solution set, including the MedWise platform, across our growing pharmacy footprint of more than 15,000 pharmacies nationwide.

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

From a legislative perspective, important drivers that will support our growth are: the long-term transition to value-based care; CMS Medicare Part C and Part D regulations governing Star Ratings; the ongoing Enhanced MTM pilot, and a changing pharmacy landscape, including the expanding scope and role of community pharmacists as highlighted by new state laws, for example, Ohio SB 265, which recognized pharmacists as providers.

From an industry perspective, we are addressing a large and growing medication therapy problem, which encompasses adverse drug events, or ADEs, compounded by the demographic trends described above. In 2018, there were 5.8 billion prescriptions dispensed in the U.S. per IQVIA Institute, an increase of 2.7% from 2017. That year, prescriptions for chronic, persistent conditions accounted for more than two-thirds of the total dispensed prescriptions. Also in 2018, a review published in the Annals of Pharmacology estimated the annual cost of prescription-related morbidity and mortality resulting from non-optimized medication therapy at $528.4 billion including 275,689 deaths per year.

To supplement our organic growth, we made a total of six acquisitions from the beginning of 2018 through October 2020, and we continue to evaluate strategic acquisitions across both segments of our business. Our March 2019 acquisition of PrescribeWellness allowed us to expand our target markets for our MedWise HealthCare technology to include 61,800 pharmacy practice settings across America. In addition to enhancing our capacity, PrescribeWellness’s pharmacy customers, which are located within five miles of 300 million people in the U.S., also created a local setting to deliver more clinical programs, such as MTM for our health plan clients. Our acquisitions of Cognify (a provider of electronic health record solutions), Mediture (a provider of electronic health record solutions and third-party administrative services), PeakTPA (a provider of third-party administrative services), and Personica (a provider of pharmacy benefit services) have broadened our portfolio of CareVention HealthCare solutions to sell to our existing PACE clients. Our PACE clients had a combined patient census of 31,820 at the end of 2019, which represented an increase of 15% from 27,690 at the end of 2018.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	September 30,		Change
	2020	2019	$	%

	(Dollars in thousands)
Revenues	$70,506	$74,270	$(3,764)	(5)%
Net loss	(21,589)	(8,104)	(13,485)	(166)
Adjusted EBITDA	5,094	10,576	(5,482)	(52)

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%

	(Dollars in thousands)
Revenues	$220,167	$211,484	$8,683	4%
Net loss	(50,336)	(25,612)	(24,724)	(97)
Adjusted EBITDA	17,035	29,919	(12,884)	(43)

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

Recent Developments

Corporate Reorganization

Effective January 1, 2020, in order to facilitate the administration, management and development of our business and minimize the burden on our tax and regulatory reporting obligations, we implemented a reorganization pursuant to which all of our domestic subsidiaries, other than CK Solutions, LLC, merged with and into our wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name on December 20, 2019 to TRHC OpCo, Inc. In the second quarter of 2020, TRHC OpCo, Inc. further changed its name to Tabula Rasa HealthCare Group, Inc., or the TRHC Group.  Following such reorganization, our only directly owned subsidiary is TRHC Group, which is the parent of CK Solutions, LLC, three DoseMe foreign subsidiaries, and, subsequent to the end of the third quarter of

2020, Personica. Please see Note 17 in this Quarterly Report on Form 10-Q for additional information regarding the Personica transaction.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency caused by a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude of the impact that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and the ramification on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 outbreak may have on our results of operations, financial condition, or liquidity for 2020 or 2021. However, we are dependent on our workforce to sell and deliver our products and services. Developments such as social distancing and shelter-in-place directives could impact our ability to deploy our workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus.

As a result of the ongoing COVID-19 pandemic, we have experienced challenges with revenue growth. The pandemic has delayed the closing of contracts across both our CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project timelines to 2021, which we believe resulted in fewer new business wins during the first three quarters of 2020. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) has remained below historical levels, which has affected the Company’s CareVention HealthCare segment growth. Our MedWise HealthCare segment also has experienced delays in the timing of implementation and closing of new business and a negative impact from COVID-19 on medication adherence initiatives, which are seasonally weighted toward the second half of the calendar year. However, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. For example, we have not seen any delays in the scheduled PACE center openings through the third quarter of 2020, and we believe that the current backlog of new extension centers and new PACE organizations under contract to open over the next 12 months could represent in excess of $75 million in annual revenue when the centers are operating at full capacity. We do not yet know the full extent of potential delays or impacts on our business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended September 30, 2020 and 2019, product sales represented 56% and 47% of our total revenue, respectively, and service revenue represented 44% and 53% of our total revenue, respectively. For the nine months ended September 30, 2020 and 2019, product sales represented 53% and 47% of our total revenue, respectively, and service revenue represented 47% and 53% of our total revenue, respectively.

CareVention HealthCare

PACE Product Revenue

We provide medication fulfillment pharmacy services to PACE organizations, and, while the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly and recognized when medications are delivered and control has passed to the client. At the time of delivery, we have performed substantially all of our performance obligations under our client contracts. We do not experience a significant level of returns or reshipments.

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

MedWise HealthCare

Product Revenue

We provide COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed when test kits are shipped and is recognized as we satisfy our performance obligations to deliver the test kits and provide the test results. We do not experience a significant level of returns or reshipments.

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

Software Subscription and Services

We provide software as a service, or SaaS, solutions, which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. In addition, we provide implementation and set up assistance services related to the SaaS solutions. Revenues related to these software services primarily consists of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized when the services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended September 30, 2020 and 2019, medication costs represented 80% of our total product costs. For the nine months ended September 30, 2020 and 2019, medication costs represented 79% of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping, packaging, expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation, for personnel, and technology expenses. Such costs also include direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to servicing our CareVention HealthCare and MedWise HealthCare service contracts, which primarily consist of labor costs, including stock-based compensation, outside contractors, and expenses related to supporting our software platforms. Cost of service revenue also includes direct overhead expenses, as well as allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

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

We capitalize certain costs incurred in connection with obtaining or developing the proprietary software platforms that support our product and service contracts, including third-party contractors and payroll costs for employees directly involved with the software development. Capitalized software development costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post implementation stage, as well as maintenance and training costs, are expensed as incurred. We continue to focus our research and development efforts on adding new features and applications to increase the functionality and enhance the ease of use of our existing suite of software solutions.

We expect our research and development expenses will increase in absolute dollars as we increase our research and development efforts to further strengthen and enhance our software solutions and service offerings, but will decrease as a percentage of revenue in the long term as we expect our revenue to increase at a greater rate than such expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of salaries, commissions, bonuses, stock-based compensation and employee benefits for sales and marketing personnel, as well as travel costs related to sales, marketing, and account management activities. Marketing costs also include costs for communication and branding materials, conferences, trade shows, public relations, and allocated overhead.

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

Change in Fair Value of Acquisition-related Contingent Consideration

We classify our acquisition-related contingent consideration as a liability. Acquisition-related contingent consideration is subject to remeasurement at each balance sheet date. Any change in the fair value of such acquisition-related contingent consideration is reflected in our consolidated statements of operations as a change in fair value of the liability. We adjust the carrying value of the acquisition-related contingent consideration until the contingency is finally determined or final payment is made.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Product revenue	$39,365	$34,966	$4,399	13%	$115,825	$99,320	$16,505	17%
Service revenue	31,141	39,304	(8,163)	(21)	104,342	112,164	(7,822)	(7)
Total revenue	70,506	74,270	(3,764)	(5)	220,167	211,484	8,683	4
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	28,638	25,931	2,707	10	84,879	74,267	10,612	14
Service cost	20,610	20,510	100	0	64,140	58,998	5,142	9
Total cost of revenue, exclusive of depreciation and amortization	49,248	46,441	2,807	6	149,019	133,265	15,754	12
Operating expenses:
Research and development	5,101	5,902	(801)	(14)	13,750	16,649	(2,899)	(17)
Sales and marketing	5,030	6,884	(1,854)	(27)	15,597	18,605	(3,008)	(16)
General and administrative	15,620	12,155	3,465	29	48,914	38,781	10,133	26
Change in fair value of acquisition-related contingent consideration expense	2,005	1,510	495	33	2,605	4,516	(1,911)	(42)
Depreciation and amortization	12,199	9,142	3,057	33	32,323	24,519	7,804	32
Total operating expenses	39,955	35,593	4,362	12	113,189	103,070	10,119	10
Loss from operations	(18,697)	(7,764)	(10,933)	(141)	(42,041)	(24,851)	(17,190)	(69)
Interest expense, net	4,722	4,441	281	6	14,000	11,442	2,558	22
Loss before income taxes	(23,419)	(12,205)	(11,214)	(92)	(56,041)	(36,293)	(19,748)	(54)
Income tax benefit	(1,830)	(4,101)	2,271	55	(5,705)	(10,681)	4,976	47
Net loss	$(21,589)	$(8,104)	$(13,485)	(166)	$(50,336)	$(25,612)	$(24,724)	(97)

Comparison of the Three Months Ended September 30, 2020 and 2019

Product Revenue

Product revenue increased $4.4 million, or 13%, to $39.4 million for the three months ended September 30, 2020 compared to the same period in 2019. New CareVention HealthCare clients that started services after the end of the third quarter in 2019 contributed $1.2 million to the increase. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed to $2.9 million of the increase. The increase in product revenue was also due to $337 thousand of revenue generated from the sale of COVID-19 test kits during the third quarter of 2020 through our CareVention HealthCare segment and PrecribeWellness pharmacy network.

Service Revenue

Service revenue decreased $8.2 million, or 21%, from $39.3 million for the three months ended September 30, 2019 to $31.1 million for the third quarter of 2020.

Service revenues generated by our MedWise HealthCare segment decreased by $8.1 million, or 29%, to $19.9 million for the three months ended September 30, 2020, as compared to the same period in 2019. The main contributor to the decline was a reduction in medication safety services of $6.1 million, largely driven by new restrictions related to comprehensive medications reviews completed with caregivers and prescribers, which temporarily slowed patient engagement during the quarter, and fewer adherence programs resulting from higher adherence rates in 2020 due to health plan actions taken to respond to COVID-19 earlier this year. In addition, data analytics fees decreased $2.8 million due to a new contract with our data aggregation partner, which began in the first quarter of 2020. These decreases were slightly offset by an increase in software subscriptions and software related services revenue of $788 thousand.

CareVention HealthCare service revenues decreased slightly by $62 thousand, or 1%, to $11.2 million for the three months ended September 30, 2020 as compared to the same period in 2019. Lower fees from our data analytics contract negatively impacted revenue by $1.2 million. Excluding this impact, CareVention HealthCare service revenues increased $1.2 million, or 10%, as a result of new clients added and growth within existing clients since the third quarter of 2019.

Cost of Product Revenue

Cost of product revenue increased $2.7 million, or 10%, to $28.6 million for the three months ended September 30, 2020 as compared to the same period in 2019. New clients in our CareVention HealthCare segment added since the third quarter of 2019 contributed $764 thousand to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers, manufacturer price increases, and medication mix of prescriptions filled for our clients contributed approximately $1.7 million to the change. This was offset by a decrease in the acquisition cost of medications from our new purchasing agreement with Thrifty White of $483 thousand. The increase in cost of product revenue was also due to a $460 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled, and $277 thousand of COVID-19 test kits sold during the third quarter of 2020. The increases were slightly offset by decreases in travel and technology related expenses.

Cost of Service Revenue

Cost of service revenue increased slightly from $20.5 million for the three months ended September 30, 2019 to $20.6 million for the three months ended September 30, 2020.

Cost of service revenue related to our MedWise HealthCare segment decreased $872 thousand, or 6%, to $13.1 million for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease is primarily attributable to a reduction in the use of contracted university resources to deliver on medication safety services as well as reduced printing and postage expenses.

Cost of service revenue related to our CareVention HealthCare segment increased $972 thousand, or 15%, to $7.5 million for the three months ended September 30, 2020, as compared to the same period in 2019. The increase is primarily attributable to increased headcount, including contractors, to support growth in our third party administration services.

Research and Development Expenses

Research and development expenses decreased $801 thousand, or 14%, to $5.1 million for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease includes a reduction of $336 thousand in stock-based compensation expense, primarily related to performance-based equity awards and common stock awarded during the third quarter of 2019. The remaining decrease is primarily attributable to lower payroll costs resulting from the realignment of resources associated with our Company’s reorganization in January 2020 to better support our customers and business objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.9 million, or 27%, from $6.9 million for the three months ended September 30, 2020 to $5.0 million for the comparable period in 2020. The decrease includes $1.2 million of employee compensation costs, including stock-based compensation, for personnel previously included in sales and marketing, who are now dedicated to corporate strategy initiatives and recorded in general and administrative expenses. The change in allocation resulted from our Company’s reorganization in January 2020 to better align resources in order to support the achievement of our business objectives. The remaining decrease in sales and marketing expenses was primarily due to a decrease in conference and travel-related expenses as a result of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $3.5 million, or 29%, to $15.6 million for the three months ended September 30, 2020 as compared to the same period in 2019.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $2.7 million. The increase in compensation costs included a $2.6 million increase related to additional headcount and the realignment of resources dedicated to serving administrative functions to support the achievement of our business objectives as a result of our Company’s reorganization in January 2020, a $2.0 million increase in stock-based compensation expense related to equity awards granted during 2020, and a $1.9 million reduction in bonus expense. Acquisition costs related to the purchase of Personica, which was completed in October 2020, contributed $573 thousand to the increase.

Acquisition-related Contingent Consideration Expense

During the three months ended September 30, 2020 and 2019, we recorded a $2.0 million and $1.5 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During third quarter of 2020, we elected to accelerate the payment of the acquisition-related contingent consideration, based on favorable projections of business performance, for an aggregate payment amount equal to $13.4 million, which was partially satisfied by a cash payment of $5.9 million and the issuance of 135,434 shares of our common stock, with a fair value of $6.9 million. We are required to make a final cash payment in full satisfaction of the remaining acquisition-related contingent consideration liability during the fourth quarter of 2020. During the three months ended September 30, 2020, we recorded a $2.0 million charge for the change in the fair value of the Cognify acquisition-related contingent consideration primarily due to the accelerated payment. During the three months ended September 30, 2019, we recorded a $1.3 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement and the decreased discount period to the final measurement date. The Cognify contingent consideration was based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement.

During the three months ended September 30, 2019, we recorded a $210 thousand charge related to the fair value adjustment of the final DoseMe acquisition-related contingent consideration amount. The DoseMe acquisition-related contingent consideration was paid in full during the third quarter of 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.1 million, or 33%, from $9.1 million for the three months ended September 30, 2019 to $12.2 million for the three months ended September 30, 2020. This increase was primarily due to a $1.5 million increase in the amortization of capitalized software related to new software functionality placed into service since 2019 to support our CareVention HealthCare and MedWise HealthCare segment, and a $1.4 million increase in the amortization of intangible assets due to a change in the estimated useful lives of certain intangible assets.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $4.7 million, an increase of $281 thousand compared to the three months ended September 30, 2019. The increase is primarily due an increase of $253 thousand of interest expense on the 2026 Notes, which were issued in February 2019. The remaining increase in interest expense is mostly attributable to a decrease in interest capitalized related to the borrowings attributed to software development projects.

Income Taxes

For the three months ended September 30, 2020, we recorded an income tax benefit of $1.8 million, which resulted in an effective tax rate of 7.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of our net deferred tax assets as of September 30, 2020. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended September 30, 2020. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

Comparison of the Nine Months Ended September 30, 2020 and 2019

Product Revenue

Product revenue increased $16.5 million, or 17%, to $115.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. New CareVention HealthCare clients that started services after the end of the first quarter in 2019 contributed $6.7 million to the increase. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $8.8 million to the increase. The increase in product revenue was also due to $1.0 million of revenue generated from the sale of COVID-19 test kits during the second and third quarters of 2020 through our CareVention HealthCare segment and PrecribeWellness pharmacy network.

Service Revenue

Service revenue decreased $7.8 million, or 7%, to $104.4 million for the nine months ended September 30, 2020 from $112.2 million for the nine months ended September 30, 2019.

Service revenues generated by our MedWise HealthCare segment decreased by $8.2 million to $70.0 million for the nine months ended September 30, 2020, as compared to $78.3 million for the same period in 2019. We experienced a $12.0 million decrease in medication safety services driven by the completion of fewer comprehensive medication reviews during the nine months ended September 30, 2020. The reduction was partially due to new restrictions related to comprehensive medications reviews completed with caregivers and prescribers, which temporarily slowed patient engagement during the quarter, and fewer adherence programs resulting from higher adherence rates in 2020 due to health plan actions taken to respond to COVID-19 earlier this year. In addition, data analytics fees were down $4.7 million due to a new contract with our data aggregation partner, which began in the first quarter of 2020. These decreases were offset by an increase in software subscription and software related services revenue of $8.5 million, which was primarily attributable to the PrescribeWellness acquisition completed on March 5, 2019.

CareVention HealthCare service revenues increased by $420 thousand, or 1%, to $34.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Lower fees from our data analytics contract negatively impacted revenue by $3.2 million. Excluding this impact, CareVention HealthCare service revenues increased $3.6 million, or 11%. The increase was a result of new clients and growth with existing clients added since the first quarter of 2019.

Cost of Product Revenue

Cost of product revenue increased $10.6 million, or 14%, to $84.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019. New clients in our CareVention HealthCare segment added since the third quarter of 2019 contributed $3.9 million to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers, manufacturer price increases, and medication mix of prescriptions filled for our clients contributed approximately $5.7 million to the change. This was offset by a decrease in the acquisition cost of medications from our new purchasing agreement with Thrifty White of $1.5 million. The increase in cost of product revenue was also due to a $1.6 million increase in distribution charges related to higher shipping volume for the medications we fulfilled and $860 thousand of COVID-19 test kits sold to clients during the nine months ended September 30, 2020.

Cost of Service Revenue

Cost of service revenue increased $5.1 million, or 9%, from $59.0 million for the nine months ended September 30, 2019 to $64.1 million for the nine months ended September 30, 2020.

Cost of service revenue related to our MedWise HealthCare segment increased $1.9 million, or 5%, to $42.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $2.4 million to the total increase and primarily consisted of employee compensation and technology costs. Our MedWise HealthCare segment also experienced a $1.4 million increase in fees for community pharmacies to perform clinical interventions services. This increase was partially offset by a reduction in the use of contracted university resources to deliver on medication safety services as well as reduced printing and postage expenses.

Cost of service revenue related to our CareVention HealthCare segment increased $3.3 million, or 17%, to $22.1 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was attributable to an increase in costs primarily related to additional headcount, including contractors, to support growth in our third party administration services.

Research and Development Expenses

Research and development expenses decreased $2.9 million, or 17%, to $13.8 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was mostly due to a reduction of $1.9 million in stock-based compensation expense, primarily related to performance-based equity awards and common stock awarded during 2019. The remaining decrease is primarily attributable to lower payroll costs resulting from the realignment of resources associated with our Company’s reorganization in January 2020 to better support our customers and business objectives.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.0 million, or 16%, from $18.6 million for the nine months ended September 30, 2019 to $15.6 million for the comparable period in 2020. The decrease includes $3.7 million of employee compensation costs, including stock-based compensation, for personnel previously included in sales and marketing, who are now dedicated to corporate strategy initiatives and recorded in general and administrative expenses. The change in allocation resulted from our Company’s reorganization in January 2020 to better align resources in order to support the achievement of our business objectives. This decrease was offset by an increase of $1.3 million as a result of the acquisition of PrescribeWellness, which primarily related to employee compensation. The remaining decrease in sales and marketing expenses is attributable to a decrease in conference and travel-related expenses as a result of the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $10.1 million, or 26%, to $48.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The acquisition of PrescribeWellness contributed $387 thousand to the increase in expenses, which consisted of employee compensation costs, including stock-based compensation, and technology costs. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $9.8 million.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $11.6 million, which included a $5.8 million increase in stock-based compensation expense related to equity awards granted during 2020. The increase in employee compensation costs was also due to the realignment of resources dedicated to serving administrative functions to support the achievement of our business objectives as a result of our Company’s reorganization in January 2020. These included moving resources accounting for $3.7 million to corporate strategy from sales and marketing, and $1.8 million from the transition of key employees, previously included in cost of revenues, to executive roles. Additional headcount to support the overall growth of our operations contributed $2.3 million to the increase in compensation costs, which was partially offset by a $2.0 million reduction in bonus expense. The increase in general and administrative expenses was also due to higher technology related expenses of $1.6 million to support the overall growth of the business. A decrease in acquisition related costs of $2.8 million related to the larger acquisition of PrescribeWellness in the first quarter of 2019 partially offset these increases. The remainder of the variance was primarily due to a reduction in travel and meeting costs as a result of the COVID-19 pandemic.

Acquisition-related Contingent Consideration Expense

During the nine months ended September 30, 2020 and 2019, we recorded a $2.6 million and $4.5 million charge, respectively, related to the fair value adjustments of our acquisition-related contingent consideration liabilities.

During third quarter of 2020, we elected to accelerate the payment of the acquisition-related contingent consideration for an aggregate payment amount equal to $13.4 million, which was partially satisfied by a cash payment of $5.9 million and the issuance of 135,434 shares of our common stock, with a fair value of $6.9 million. We are required to make a final cash payment in full satisfaction of the remaining acquisition-related contingent consideration liability during the fourth quarter of 2020. During the nine months ended September 30, 2020, we recorded a $2.6 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to the accelerated payment. During the nine months ended September 30, 2019, we recorded a $3.7 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to an amendment of certain definitions used in the calculation of the contingent consideration set forth in the stock purchase agreement and the decreased discount period to the final measurement date. The Cognify contingent consideration was based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement.

During the nine months ended September 30, 2019, we recognized an aggregate $817 thousand charge related to fair value adjustments for the SinfoníaRx, Peak PACE, and DoseMe acquisition-related contingent considerations, which were all subsequently paid in full during 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $7.8 million, or 32%, from $24.5 million for the nine months ended September 30, 2019 to $32.3 million for the nine months ended September 30, 2020. This increase was primarily due to a $4.0 million increase in the amortization of capitalized software related to new software functionality placed into service since 2019 to support our CareVention HealthCare and MedWise HealthCare segments. Amortization expense also increased by $1.9 million as a result of intangible assets from PrescribeWellness in March 2019 and by $1.4 million as a result of changes in the estimated useful lives of certain intangible assets. Depreciation expense increased by $594 thousand primarily related to the completion of expanded office space at our Moorestown, New Jersey headquarters, the purchase of additional equipment for our pharmacy in Moorestown, New Jersey, and the completion of our new research facility in Lake Nona, Florida during the third quarter of 2019.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $14.0 million, an increase of $2.6 million compared to the nine months ended September 30, 2019. The increase is primarily due an increase of $2.8 million of interest expense on the 2026 Notes, which were issued in February 2019. The increase was partially offset by a $351 thousand decrease in interest expense on the Amended and Restated 2015 Line of Credit and a decrease in interest expense on finance leases.

Income Taxes

For the nine months ended September 30, 2020, we recorded an income tax benefit of $5.7 million, which resulted in an effective tax rate of 10.2%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that is currently limiting the realizability of our net deferred tax assets as of September 30, 2020. Accordingly, the year to date tax benefit was limited due to unbenefited losses in the nine months ended September 30, 2020. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net income (loss) plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense (income), severance expense incurred in 2020 in connection with the Company’s reorganization, acquisition-related expense and stock-based compensation expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect cash interest income or expense;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
●	Adjusted EBITDA does not reflect severance related payments incurred in 2020 in connection with the Company’s reorganization;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
●	other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(21,589)	$(8,104)	$(50,336)	$(25,612)
Add:
Interest expense, net	4,722	4,441	14,000	11,442
Income tax benefit	(1,830)	(4,101)	(5,705)	(10,681)
Depreciation and amortization	12,199	9,142	32,323	24,519
Change in fair value of acquisition-related contingent consideration expense	2,005	1,510	2,605	4,516
Severance expense	917	—	917	—
Acquisition-related expense	572	463	823	4,752
Stock-based compensation expense	8,098	7,225	22,408	20,983
Adjusted EBITDA	$5,094	$10,576	$17,035	$29,919

Adjusted Diluted Net Income (Loss) Per Share, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net loss before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, severance expense incurred in 2020 in connection with the Company’s reorganization, acquisition-related expense, stock-based compensation expense, and the tax impact using a normalized tax rate on pre-tax income (loss) adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(21,589)	$(0.99)	$(8,104)	$(0.39)	$(50,336)	$(2.33)	$(25,612)	$(1.25)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	2,005		1,510		2,605		4,516
Amortization of acquired intangibles	8,291		6,927		21,936		18,678
Amortization of debt discount and issuance costs	3,280		3,012		9,647		7,506
Severance expense	917		—		917		—
Acquisition-related expense	572		463		823		4,752
Stock-based compensation expense	8,098		7,225		22,408		20,983
Impact to income taxes (1)	(1,762)		(6,049)		(6,306)		(15,716)
Adjusted net (loss) income and Adjusted Diluted EPS	$(188)	$(0.01)	$4,984	$0.22	$1,694	$0.07	$15,107	$0.66

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income or loss adjusted for the respective items above and then subtracting or adding the tax provision or benefit, respectively, as determined for GAAP purposes.

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
Weighted average shares of common stock outstanding, basic and diluted for GAAP	21,779,808	20,691,112	21,571,214	20,520,357
Adjustments:
Weighted average dilutive effect of stock options	—	1,555,922	1,281,367	1,577,258
Weighted average dilutive effect of restricted stock	—	809,601	491,245	803,618
Weighted average dilutive effect of contingent shares	—	30,502	74,102	27,037
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	21,779,808	23,087,137	23,417,928	22,928,270

(1)	We account for the convertible senior subordinated notes utilizing the Treasury Stock Method as we currently intend to settle the notes entirely or partly in cash. Under this method, the underlying shares issuable upon conversion of the notes are excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeds their conversion price of $69.95 per share. For the three and nine months ended September 30, 2020, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $50.3 million and $25.6 million for the nine months ended September 30, 2020 and 2019, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. At September 30, 2020, we had unrestricted cash of $28.7 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$5,348	$(6,811)
Net cash used in investing activities	(16,271)	(174,451)
Net cash (used in) provided by financing activities	(3,364)	207,302
Net (decrease) increase in cash and restricted cash	$(14,287)	$26,040

Operating Activities

Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2020 and consisted of our net loss of $50.3 million and changes in our operating assets and liabilities totaling $3.4 million, offset by the addition of noncash items of $67.2 million. The noncash items primarily included $32.3 million of depreciation and amortization expense, $22.4 million of stock-based compensation expense, $9.9 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, and $2.6 million related to the change in fair value of the Cognify acquisition-related contingent consideration. These noncash items were partially offset by changes in net deferred taxes of $5.7 million and $2.4 million in payments related to the contingent purchase price consideration for the Cognify acquisition. The change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other liabilities and an increase in accounts receivable. The decrease in accounts payable and accrued expenses and other liabilities was primarily due to lower accrued employee compensation costs and the timing of vendor payments, partially offset by an increase in accrued contract labor and professional fees and an increase in contract liability balances related to performance obligations for our services. The increase in accounts receivable was attributable to growth across our business lines as a result of new clients and growth in existing clients, as well as timing of client payments. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets primarily due to payments received related to prior year contract asset balances and non-trade receivables.

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2019 and consisted primarily of our net loss of $25.6 million, $24.5 million in payments for the contingent purchase price consideration related to the SinfoníaRx, Peak PACE and DoseMe acquisitions, changes in net deferred taxes of $10.8 million and changes in our operating assets and liabilities totaling $3.7 million, offset by the addition of noncash items of $57.7 million. The noncash items primarily included $24.5 million of depreciation and amortization expenses, $21.0 million of stock-based compensation, $7.7 million of amortization of deferred financing costs and debt discount primarily related to the 2026 Notes, and $4.5 million in the aggregate related to the change in the fair value of the acquisition-related contingent consideration for SinfoníaRx, Peak PACE, Cognify, and DoseMe. The significant factors that contributed to the change in operating assets and liabilities included an increase in prepaid and other current assets primarily due to contract asset balances attributable to our pharmacy cost management business and a decrease in accounts payable, which were partially offset by an increase in accrued expenses and other liabilities as a result of higher accrued employee compensation, contract liability balances related to performance obligations for our services, and interest expense.

Investing Activities

Net cash used in investing activities was $16.3 million for the nine months ended September 30, 2020 and $174.5 million for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 reflected $13.7 million in software development costs for our CareVention Healthcare and MedWise HealthCare technologies. Net cash used in investing activities also consisted of $2.5 million in purchases of property, equipment, and leasehold improvements primarily related to equipment to support the pharmacy at our Moorestown, New Jersey location, improvements for our expanded office space at our Moorestown, New Jersey headquarters, and improvements for our new call center space in Tucson, Arizona to support our medication safety services.

Net cash used in investing activities for nine months ended September 30, 2019 reflected $158.8 million paid in connection with the acquisitions of DoseMe and PrescribeWellness, net of cash acquired. In addition, net cash used in investing activities consisted of $10.3 million in software development costs and $5.2 million in purchases of equipment and leasehold improvements primarily for our expanded office space at our Moorestown, NJ headquarters. Net cash used in investing activities was partially offset by proceeds received from the repayment of the $1.0 million note receivable issued to DoseMe Holdings Pty Ltd in 2018.

Financing Activities

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2020 compared to $207.3 million provided by financing activities for the nine months ended September 30, 2019. Financing activities for the nine months ended September 30, 2020 primarily reflected $3.5 million of payments for the contingent purchase price consideration related to the Cognify acquisition and $3.0 million in payments for payroll taxes remitted to taxing authorities on behalf of employees for shares withheld from the net exercise of stock options during 2020. Net cash used in financing activities was partially offset by $3.2 million of proceeds received from the exercise of stock options.

Financing activities for the nine months ended September 30, 2019 primarily reflected gross proceeds of $325.0 million from the issuance of the 2026 Notes, $65.9 million from the proceeds of the warrant transactions, and $2.5 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2019 was partially offset by a payment of $101.7 million for the convertible hedge options entered into in connection with the offering of the 2026 Notes, a payment of $45.0 million to repay the amounts outstanding on the Amended and Restated 2015 Revolving Line of Credit, $29.1 million in payments for the contingent purchase price consideration related to the SinfoníaRx, Peak PACE, and DoseMe acquisitions, and $9.6 million in payments for debt financing costs.

Funding Requirements

We have $59.8 million available for borrowings under our Amended and Restated 2015 Line of Credit, and we were in compliance with all financial and operating covenants related to the Amended and Restated 2015 Line of Credit as of September 30, 2020. We currently expect to extend the maturity date of the Amended and Restated 2015 Line of Credit or enter into a new credit facility with Western Alliance Bank or another lender prior to the Amended and Restated 2015 Line of Credit’s maturity date on December 6, 2020. However, there is no assurance that we will be able to extend the Amended and Restated 2015 Line of Credit or obtain a new credit facility on terms that are reasonable and acceptable to us or at all.

We believe that our unrestricted cash of $28.7 million as of September 30, 2020 and cash flows from continuing operations will be sufficient to fund our planned operations through at least November 2021. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity financings. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2020, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, there were no amounts outstanding under our Amended and Restated 2015 Line of Credit. Interest on the Amended and Restated 2015 Line of Credit is based on the lender’s prime rate plus an applicable margin which will range from (0.25%) to 0.25% depending on our leverage ratio, with the lender’s prime rate having a floor of 3.5%, which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate if we had made borrowings under the Amended and Restated 2015 Line of Credit during the three and nine months ended September 30, 2020.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 ,which was filed with the SEC on May 8, 2020, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, which was filed with the SEC on August 6, 2020. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Other than as set forth below and in our other filings made with the SEC, there have been no material changes to such risk factors.

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

The COVID-19 pandemic has negatively impacted our revenue growth during the first three quarters of 2020 and we expect it will continue to impact our revenue growth for the remainder of 2020. For example, the pandemic has delayed the closing of certain health plan deals and, in some cases, shifted project timelines to 2021, resulting in fewer new business wins to date. This year we have seen overall census growth for Programs of All-Inclusive Care for the Elderly dip below historical levels. Our MedWise HealthCare segment also has experienced delays in the timing of implementation and closing of new business and a negative impact from COVID-19 on medication adherence initiatives, which are seasonally weighted toward the second half of the calendar year. The ultimate impact of the COVID-19 pandemic on our revenue and financial performance is highly uncertain and subject to change.

We have incurred, and expect to continue to incur, additional costs resulting from our efforts to protect the health and well-being of our employees. Our five prescription fulfillment pharmacies provide essential services that require employees to continue to work on-site during the COVID-19 pandemic. We have implemented physical distancing for all employees at our prescription fulfillment pharmacies, provided pharmacy-appropriate protective equipment, instituted additional cleaning protocols, provided additional cleaning materials and encouraged the practice of frequent hand-washing. If the procedures we implement are ineffective or are not followed by our employees, or if we fail to implement procedures, our employees and others may experience illness which has the potential to increase employee turnover, expose us to litigation, and raise our operating costs. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business, and other actions (which could include limitations on our operations or mandates to provide products or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the health of and the effect on our workforce and our ability to meet staffing needs in our prescription fulfillment pharmacies and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

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

We face additional risks as a result of the acquisition of Personica, LLC and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the acquisition or do so within the anticipated timeframe.

On October 5, 2020, we completed our acquisition of Personica, LLC, or Personica. As a result of the acquisition, we face various additional risks, including, among others, the following:

●	our inability to successfully evaluate and utilize Personica’s products, services, technologies, operations or personnel;
●	disruption to Personica’s business and operations and relationships with service providers, customers, employees and other partners;
●	negative effects on our products, product pipeline and services from the changes and potential disruption that may follow the acquisition;
●	diversion of our management’s attention from other strategic activities;
●	our inability to successfully combine the Personica business in a manner that permits us to achieve the cost savings anticipated to result from the acquisition;
●	diversion of significant resources from the ongoing development of our existing products, services and operations; and
●	greater than anticipated costs related to the integration of Personica’s business and operations into ours.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating Personica’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

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

The process of integrating Personica and its associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

●	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;
●	the dilutive effect on earnings per share as a result of issuances of our stock and incurring operating losses;
●	stock volatility due to investors’ uncertainty regarding the value of Personica;
●	diversion of capital from other uses;
●	failure to achieve the anticipated benefits of the acquisition in a timely manner, or at all; and
●	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisition.

Notwithstanding the due diligence investigation we performed in connection with the acquisition, Personica may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on Personica prior to consummating the acquisition, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Personica and its representatives when conducting due diligence and evaluating the results of such due diligence. We did not control and may be unaware of activities of Personica before the acquisition, including intellectual property and other litigation or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other liabilities.

Our post-closing recourse is limited under the purchase agreement.

The obligations of the sellers of Personica to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the purchase agreement and other specific indemnities as set forth in the purchase agreement. In the event that any seller party breaches a representation or warranty other than a Fundamental Representation (as defined in the Purchase Agreement), we cannot recover in respect of a claim for indemnification pursuant to the purchase agreement with respect to such non-Fundamental Representation unless and until the indemnifiable losses exceed $150,000, and we cannot make an indemnification claim against the seller parties for a breach of a non-Fundamental Representation after the date that is 12 months after the date of closing of the acquisition. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the seller parties, which could have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2020, other than as reported in our Current Report on Form 8-K filed with the SEC on October 5, 2020 in connection with our issuance of 135,424 shares of the common stock in satisfaction of the Cognify acquisition-related contingent consideration. These securities were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1*	Membership Interest Purchase Agreement, dated October 5, 2020, by and among Tabula Rasa HealthCare Group, Inc., Tabula Rasa HealthCare, Inc., Personica Holdings, Inc., each of the members of the Seller Group and the Seller Representative.	8-K	10/5/2020	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
10.1	Loan and Security Modification Agreement, dated as of September 2, 2020, by and among Tabula Rasa HealthCare, Inc., Tabula Rasa HealthCare Group, Inc., CK Solutions, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank.	8-K	9/9/2020	10.1
10.2	Loan and Security Modification Agreement, dated as of October 5, 2020, by and among Tabula Rasa HealthCare, Inc., Tabula Rasa HealthCare Group, Inc., CK Solutions, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank.	8-K	10/5/2020	10.1
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

					X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)				X

* The schedules and exhibits to the membership interest purchase agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Tabula Rasa HealthCare, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

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

TABULA RASA HEALTHCARE, INC.

Date: November 5, 2020	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)