Form 10-Q
period 2021-03-31
Tabula Rasa HealthCare, Inc.
filed 2021-05-07
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, the Registrant had 24,843,284 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$16,899	$23,362
Restricted cash	3,294	5,170
Accounts receivable, net of allowance of $324 and $224, respectively	29,365	32,516
Inventories	4,084	4,261
Prepaid expenses	3,933	3,739
Client claims receivable	15,336	14,412
Other current assets	11,972	9,752
Total current assets	84,883	93,212
Property and equipment, net	14,240	15,070
Operating lease right-of-use assets	21,047	21,711
Software development costs, net	30,745	27,882
Goodwill	170,835	170,862
Intangible assets, net	175,755	183,094
Other assets	5,085	2,609
Total assets	$502,590	$514,440
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance leases	$1	$4
Current operating lease liabilities	4,238	4,402
Acquisition-related contingent consideration	—	166
Acquisition-related notes payable	9,340	16,662
Accounts payable	6,730	11,245
Client claims payable	6,075	7,773
Accrued expenses and other liabilities	35,164	31,968
Total current liabilities	61,548	72,220
Line of credit	17,500	10,000
Long-term debt, net	318,316	239,285
Noncurrent operating lease liabilities	19,836	20,381
Deferred income tax liability, net	1,063	3,354
Other long-term liabilities	703	671
Total liabilities	418,966	345,911

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,077,681 and 24,222,674 shares issued and 24,840,805 and 24,004,896 shares outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Treasury stock, at cost; 236,876 and 217,778 shares at March 31, 2021 and December 31, 2020, respectively	(4,292)	(4,018)
Additional paid-in capital	288,698	352,445
Accumulated deficit	(200,784)	(179,900)
Total stockholders’ equity	83,624	168,529
Total liabilities and stockholders’ equity	$502,590	$514,440

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Product revenue	$41,978	$37,087
Service revenue	34,702	35,740
Total revenue	76,680	72,827
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	31,471	27,199
Service cost	22,556	20,874
Total cost of revenue, exclusive of depreciation and amortization	54,027	48,073
Operating expenses:
Research and development	3,987	4,828
Sales and marketing	6,245	5,540
General and administrative	17,542	16,967
Change in fair value of acquisition-related contingent consideration expense	—	700
Depreciation and amortization	11,625	9,913
Total operating expenses	39,399	37,948
Loss from operations	(16,746)	(13,194)
Interest expense, net	2,547	4,610
Loss before income taxes	(19,293)	(17,804)
Income tax expense (benefit)	199	(3,367)
Net loss	$(19,492)	$(14,437)
Net loss per share, basic and diluted	$(0.85)	$(0.68)
Weighted average common shares outstanding, basic and diluted	23,010,531	21,374,897

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2021	24,222,674	$2	(217,778)	$(4,018)	$352,445	$(179,900)	$168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	629,088	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(12,880)	—	—	—	—
Exercise of stock options, net of shares withheld	224,503	—	(6,218)	(274)	2,501	—	2,227
Stock-based compensation expense	—	—	—	—	8,602	—	8,602
Net loss	—	—	—	—	—	(19,492)	(19,492)
Balance, March 31, 2021	25,077,681	$2	(236,876)	$(4,292)	$288,698	$(200,784)	$83,624

	Stockholders' Equity
	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2020	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	388,108	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(33,371)	—	—	—	—
Exercise of stock options	116,288	—	(1,681)	(91)	1,244	—	1,153
Share adjustment	—	—	12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,137	—	7,137
Net loss	—	—	—	—	—	(14,437)	(14,437)
Balance, March 31, 2020	23,015,781	$2	(198,241)	$(3,956)	$296,726	$(113,371)	$179,401

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,492)	$(14,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,625	9,913
Amortization of deferred financing costs and debt discount	635	3,252
Deferred taxes	174	(3,367)
Stock-based compensation	8,602	7,137
Change in fair value of acquisition-related contingent consideration	—	700
Acquisition-related contingent consideration paid	(67)	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	3,151	(7,114)
Inventories	177	(1,435)
Prepaid expenses and other current assets	(1,247)	4,625
Client claims receivables	(924)	—
Other assets	(2,610)	54
Accounts payable	(4,448)	1,528
Accrued expenses and other liabilities	2,012	(1,633)
Client claims payables	(1,698)	—
Other long-term liabilities	32	(20)
Net cash used in operating activities	(4,078)	(797)

Cash flows from investing activities:
Purchases of property and equipment	(522)	(763)
Software development costs	(5,863)	(4,228)
Net cash used in investing activities	(6,385)	(4,991)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,226	1,153
Borrowings on line of credit	7,500	—
Payment of acquisition-related notes payable	(7,500)	—
Payments of acquisition-related contingent consideration	(99)	—
Repayments of long-term debt and finance leases	(3)	(49)
Net cash provided by financing activities	2,124	1,104

Net decrease in cash and restricted cash	(8,339)	(4,684)
Cash and restricted cash, beginning of period	28,532	46,581
Cash and restricted cash, end of period	$20,193	$41,897

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$116	$223
Cash paid for interest	$3,045	$2,844
Cash paid for taxes	$3	$49
Interest costs capitalized to property and equipment and software development costs	$57	$64

Reconciliation of cash and restricted cash:
Cash	$16,899	$38,134
Restricted cash	3,294	3,763
Total cash and restricted cash	$20,193	$41,897

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. The Company’s advanced proprietary technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. Adverse drug events are a large and growing problem with medication therapy, costing an estimated $528 billion annually in the United States (“U.S.”) and resulting in more than 275,000 deaths per year in the U.S. in 2018. The Company’s software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. In order to deliver its services, the Company has developed an extensive clinical tele-pharmacy network, with seven call centers across the U.S., a number of which are tethered to academic institutions. The Company serves a number of different organizations within the healthcare industry, including more than 280 health plans, nearly 14,000 pharmacies, nearly 300 hospitals, and more than 130 at-risk provider groups, the majority of which are PACE organizations.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed on February 26, 2021 (“2020 Form 10-K”).

The Company operates its business through two segments, CareVention HealthCare and MedWise HealthCare. See Note 17 for a discussion of the Company’s reportable segments.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As a result of the ongoing COVID-19 pandemic, the Company has experienced challenges with revenue growth. During 2020, the pandemic had delayed the closing of contracts across both the Company’s CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project priorities and timelines, which management believed resulted in fewer business wins during 2020 and reduced future revenue. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) had remained below historical levels during 2020 and into the first quarter of 2021, which has affected the Company’s CareVention HealthCare segment growth. During 2020, the Company’s MedWise HealthCare segment had experienced delays in the timing of implementation and closing of new business and a negative impact from COVID-19 on medication adherence initiatives. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities, or on the broader healthcare industry or the global economy as a whole. These effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which it relies.

Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies described in the 2020 Form 10-K that have had a material impact on the consolidated financial statements and related notes.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 provides new guidance to simplify the accounting for convertible instruments by eliminating the cash conversion model. As compared with the current accounting standards, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. ASU 2020-06 also aligns the consistency of diluted earnings per share calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted earnings per share calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The treasury stock method will no longer be permitted. ASU 2020-06 is effective for financial statements issued for fiscal years beginning after December 15, 2021 and early adoption is permitted.

Under ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”), the Company separately accounted for the liability and equity components of its 1.75% convertible senior subordinated notes (the “2026 Notes”), which may be settled entirely or partly in cash upon conversion. The equity component was required to be included in the additional paid-in capital section of stockholders’ equity on the Company’s consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes. As a result, the Company was required to record a greater amount of non-cash interest expense in previous periods presented related to the amortization of the discounted carrying value of the 2026 Notes to their face amount over the term of the 2026 Notes. Because the Company intends to settle the 2026 Notes entirely or partly in cash, the Company had used the treasury stock method when calculating their potential dilutive effect, if any.

ASU 2020-06 allows adoption through either a modified retrospective method or fully retrospective method of transition. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method. In applying the modified retrospective transition method, the cumulative effect of the accounting change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. Upon adoption, the Company recorded a $74,850 decrease to additional paid-in capital, a $78,707 increase to the carrying value of its convertible notes, a $2,465 decrease to the net deferred tax liability, and a $1,392 increase in accumulated deficit. See Note 12 for further details on the 2026 Notes.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

3.     Revenue

The Company generates revenue from its CareVention HealthCare and MedWise HealthCare segments. See Note 17 for additional discussion of the Company’s reportable segments.

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

The Company does not disclose the amount of variable consideration that the Company expects to recognize in future periods as the variable consideration in the Company’s contracts is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to the Company’s efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. The Company’s contracts primarily include monthly fees associated with unspecified quantities of members, claims, medication safety reviews, or user subscriptions that fluctuate throughout the contract. See below for a description of the Company’s revenues by segment.

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

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services include risk adjustment services, third party administration services, pharmacy benefit management (“PBM”) solutions, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by reportable segment. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended
	March 31,
	2021	2020
CareVention HealthCare:
PACE product revenue	$41,842	$37,087
PACE solutions	13,919	11,571
	$55,761	$48,658
MedWise HealthCare:
Product revenue	$136	$—
Medication safety services	10,725	14,320
Software subscription and services	10,058	9,849
	$20,919	$24,169
Total revenue	$76,680	$72,827

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Contract assets	$8,948	$7,601
Contract liabilities	5,287	3,876

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

March 31,
2021
Contract assets:
Contract assets, beginning of period	$7,601
Decreases due to cash received	(6,121)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	2,654
Changes during the period, net of reclassifications to receivables	4,814
Contract assets, end of period	$8,948

Contract liabilities:
Contract liabilities, beginning of period	$3,876
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(2,288)
Increases due to cash received, excluding amounts recognized as revenue during the period	3,699
Contract liabilities, end of period	$5,287

During the three months ended March 31, 2020, the Company recognized $2,618 of revenue that was included in the December 31, 2019 contract liability balance of $4,930.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2021	2020
Numerator (basic and diluted):
Net loss	$(19,492)	$(14,437)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	23,010,531	21,374,897
Net loss per share, basic and diluted	$(0.85)	$(0.68)

The following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2021 and 2020, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	March 31,
	2021	2020
Stock options to purchase common stock	1,846,707	2,627,493
Unvested restricted stock	1,651,806	1,314,635
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	—
Contingently issuable shares	—	63,320
	12,791,299	8,651,841

For the three months ended March 31, 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above under the if-converted method. For the three months ended March 31, 2020, shares associated with the conversion of the convertible senior subordinated notes were excluded from the table above as the Company assumed the notes would be settled entirely or partly in cash.

5.     Acquisitions

Personica

On October 5, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with TRHC Group, Personica Holdings, Inc., a Wisconsin corporation, and other seller parties, whereby the Company completed the acquisition of all the issued and outstanding membership interests of Personica, LLC, a Delaware limited liability company (“Personica”), and its subsidiaries, a provider of PBM solutions and pharmacy services, including 340B and Medicare Part D administration solutions to the PACE market. The purchase price consisted of (i) cash consideration of $10,000, subject to certain customary post-closing adjustments, (ii) the issuance of 555,555 shares of the Company’s common stock valued at $23,589, and (iii) the delivery of promissory notes (collectively, the “Notes”) for the payment of (a) $7,500 in cash paid in January 2021, (b) $5,500 in cash paid in April 2021, and (c) $4,000 in cash within two business days following October 5, 2021. The Company may set off amounts due under the Notes to the extent the Company is entitled to indemnification under the Purchase Agreement or in respect of adjustments to the purchase price.

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

Pro forma

The unaudited pro forma results presented below include the results of the Personica acquisition as if it had been consummated as of January 1, 2019. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, stock-based compensation expense related to equity awards granted to employees of the acquired companies, and the estimated tax effect of adjustments to income (loss) before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2019.

Three Months Ended
March 31,
2020
Revenue	$75,671
Net loss	(14,206)

6.     Other Current Assets

As of March 31, 2021 and December 31, 2020, other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Contract assets	$8,948	$7,601
Non-trade receivables	1,421	647
Other	1,603	1,504
Total other current assets	$11,972	$9,752

7.       Property and Equipment

Accumulated depreciation was $19,205 and $17,922 as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2021 and 2020 was $1,283 and $1,268, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of March 31, 2021 and December 31, 2020, capitalized software costs consisted of the following:

	March 31, 2021	December 31, 2020
Software development costs	$54,414	$48,548
Less: accumulated amortization	(23,669)	(20,666)
Software development costs, net	$30,745	$27,882

Capitalized software development costs included above not yet subject to amortization	$5,823	$4,382

Amortization expense for the three months ended March 31, 2021 and 2020 was $3,003 and $1,823, respectively.

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the three months ended of March 31, 2021 were as follows:

	CareVention HealthCare	MedWise HealthCare	Total
Balance at January 1, 2021	$115,350	$55,512	$170,862
Adjustments to goodwill related to prior year acquisition	(27)	—	(27)
Balance at March 31, 2021	$115,323	$55,512	$170,835

Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2021
Trade names	3.6	$11,955	$(8,844)	$3,111
Client relationships	12.2	152,654	(35,591)	117,063
Non-competition agreements	5.0	6,892	(4,321)	2,571
Developed technology	8.0	67,369	(27,054)	40,315
Patient database	5.0	21,700	(9,042)	12,658
Domain name	10.0	59	(22)	37
Total intangible assets		$260,629	$(84,874)	$175,755

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2020
Trade names	3.7	$11,955	$(8,286)	$3,669
Client relationships	12.2	152,654	(32,437)	120,217
Non-competition agreements	5.0	6,892	(3,976)	2,916
Developed technology	8.0	67,369	(24,858)	42,511
Patient database	5.0	21,700	(7,957)	13,743
Domain name	10.0	59	(21)	38
Total intangible assets		$260,629	$(77,535)	$183,094

Amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 was $7,339 and $6,822, respectively.

The estimated amortization expense for the remainder of 2021 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2021 (April 1 - December 31)	$21,105
2022	27,089
2023	25,804
2024	18,521
2025	14,038
2026	12,830
Thereafter	56,368
Total estimated amortization expense	$175,755

10.      Notes Payable Related to Acquisition

On October 5, 2020, as part of the consideration of the Personica acquisition, the Company entered into promissory notes in the aggregate principal amount of $17,000 payable to the owners of Personica (see Note 5). The Notes bear an interest rate of 3.25% and are payable as follows: (a) $7,500 in cash, which was paid in January 2021, (b) $5,500 in cash, which was paid in April 2021, and (c) $4,000 in cash within two business days following October 5, 2021. The Notes were recorded at their aggregate acquisition-date fair value of $16,355 and are being accreted up to their face values over their respective terms using the effective-interest method. For the three months ended March 31, 2021, the Company recognized $254 of interest expense related to the Notes, of which $76 was paid or accrued and $178 was the non-cash accretion of the discounts recorded. As of March 31, 2021 and December 31, 2020, the Notes had a fair value of $9,340 and $16,662, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

11.       Accrued Expenses and Other Liabilities

As of March 31, 2021 and December 31, 2020, accrued expenses and other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Employee related expenses	$8,260	$8,218
Contract liability	4,584	3,205
Customer deposits	904	904
Client funds obligations*	3,294	5,170
Contract labor	1,644	1,374
Interest	2,637	3,690
Professional fees	533	572
Consideration payable to customer	9,921	5,968
Non-income taxes payable	161	151
Other expenses	3,226	2,716
Total accrued expenses and other liabilities	$35,164	$31,968

*This amount represents clients’ funds held by the Company, with an offsetting amount included in restricted cash.

12.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015 and had subsequently amended. The 2015 Line of Credit provided for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit and foreign exchange transactions. The 2015 Line of Credit matured pursuant to its terms on December 6, 2020.

On December 18, 2020, the Company and its subsidiaries entered into a Loan and Security Agreement with Western Alliance Bank, which provides for a $120,000 secured revolving credit facility, with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions (the “2020 Credit Facility”), and replaced the 2015 Line of Credit.

Amounts under the 2020 Credit Facility may be borrowed, repaid, and re-borrowed from time to time until the maturity date on May 16, 2025, and may be used for, among other things, working capital and other general corporate purposes. Loans under the 2020 Credit Facility will bear interest at a rate equal to the LIBOR rate plus 3.25%. The obligations under the 2020 Credit Facility are secured by all of the Company’s assets, subject to certain exceptions and exclusions as set forth in the Loan and Security Agreement.

The Loan and Security Agreement contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the Company’s ability to incur indebtedness, create liens, merge or consolidate, make dispositions, pay dividends or make distributions, make investments, pay any subordinated indebtedness, enter into certain transactions with affiliates, or make capital expenditures. In addition, the Loan and Security Agreement imposes certain financial covenants, including that the Company (i) maintain unrestricted cash balances with Western Alliance Bank, plus amounts available for draw under the 2020 Credit Facility of at least $10,000 at all times, and (ii) maintain a leverage ratio of less than 3.00:1.00, on a trailing twelve-month basis, measured quarterly. The 2020 Credit Facility is subject to a commitment fee of 0.50% of the total commitment under the 2020 Credit Facility payable on the closing date, and 0.25% of the total commitment under the 2020 Credit Facility payable on each anniversary thereafter. Additionally, the 2020 Credit Facility is subject to an unused line fee.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of March 31, 2021, the Company was in compliance with all of the financial covenants related to the 2020 Credit Facility, and management expects that the Company will be able to maintain compliance with its covenants.

As of March 31, 2021, the Company had $17,500 outstanding under the 2020 Credit Facility, plus an outstanding letter of credit of $100 issued in connection with the Company’s lease agreement for its office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027, and reduces amounts available under the 2020 Credit Facility. As of March 31, 2021, amounts available for borrowings under the 2020 Credit Facility were $102,400.

As of March 31, 2021, the interest rate on the 2020 Credit Facility was 3.36% and the effective rate for the unused line fee was 0.45%. Interest expense on the 2020 Credit Facility was $261 for the three months ended March 31, 2021. As of March 31, 2020, the interest rate on the 2015 Line of Credit was 5.58%. No interest expense was incurred for the three months ended March 31, 2020 as there were no aggregate borrowings outstanding during the three months ended March 31, 2020.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,176. The Company is amortizing the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over the term of the 2020 Credit Facility. The Company amortized $133 to interest expense for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company amortized $100 to interest expense for deferred financing costs related to the 2015 Line of Credit. Deferred financing costs of $1,005 and $1,156, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of March 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert had been met.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In the initial accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the equity component representing the conversion option was $102,900 and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The initial associated deferred tax effect of $25,884 was recorded as a reduction of additional paid-in capital because the equity component was not currently expected to be deductible for income tax purposes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the 2026 Notes at an effective interest rate of 8.05% over the contractual term. Debt issuance costs related to the 2026 Notes of $9,372 were allocated to the liability and equity components of the 2026 Notes based on their relative values. Issuance costs attributable to the liability component were $6,405 and were amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

As described in Note 2, the Company adopted ASU 2020-06 using the modified retrospective method effective January 1, 2021. Upon adoption, the Company recorded a $74,850 decrease to additional paid-in capital, a $78,707 increase to the carrying value of its convertible notes, a $2,465 decrease to the net deferred tax liability, and a $1,392 increase in accumulated deficit. Effective on January 1, 2021, debt issuance costs related to the 2026 Notes of $7,008 were allocated to the liability component of the 2026 Notes and will be amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

During the three months ended March 31, 2021, the Company recognized $1,746 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued, and $324 was non-cash accretion of the debt discounts recorded. During the three months ended March 31, 2020, under the previous accounting standard, the Company recognized $4,573 of interest expense related to the 2026 Notes, of which $1,421 was paid or accrued, and $3,152 was non-cash accretion of the debt discounts recorded.

In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Convertible Notes had accrued on the 2026 Convertible Notes from and including February 17, 2020, but ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the three months ended March 31, 2021 and the total amount of accrued additional interest was $1,625 as of March 31, 2021. As a result, total accrued interest payable related to the 2026 Notes was $2,336 as of March 31, 2021, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes have a carrying value of $318,316 as of March 31, 2021.

The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such Notes are within one year of maturity

(c)    Convertible Note Hedge and Warrant Transactions

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

As of March 31, 2021, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(6,684)	(85,715)
Convertible senior subordinated notes, net	318,316	239,285
Finance leases	1	4
Total long-term debt and finance leases, net	318,317	239,289
Less current portion of finance leases	(1)	(4)
Total long-term debt, net	$318,316	$239,285

13.      Income Taxes

On February 12, 2021, the Company received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by the Company, that the Company met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, during the three months ended March 31, 2021, the Company recorded a deferred tax asset of $23,628 and a corresponding $23,628 increase to its valuation allowance. As of March 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

For the three months ended March 31, 2021, the Company recorded income tax expense of $199 primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (1.0)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of March 31, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2021. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $3,367, which resulted in an effective tax rate of 18.9%. The tax benefit primarily consisted of $3,031 based on the estimated effective tax rate for the full year and $336 of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,200,244 shares on January 2, 2021. As of March 31, 2021, 1,785,765 shares were available for future grants under the 2016 Plan.

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the three months ended March 31, 2021:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2020	1,386,908	44.14
Granted	629,088	54.92
Vested	(351,310)	49.42
Forfeited	(12,880)	57.48
Outstanding at March 31, 2021	1,651,806	$47.02

For the three months ended March 31, 2021 and 2020, $6,275 and $4,139 of expense was recognized related to restricted stock awards, excluding performance-based restricted stock awards described below, respectively. As of March 31, 2021, there was unrecognized compensation expense of $65,755 related to non-vested restricted stock awards, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 3.1 years.

Performance-Based Stock Award

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants vest subject to certain performance conditions being achieved during the two-year period ending March 2, 2022. The awards have a grant-date fair value of $56.14 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized no stock-based compensation expense related to these grants for the three months ended March 31, 2021 as the achievement of the underlying performance conditions was considered unlikely. As of March 31, 2021, there was $600 of unrecognized compensation expense related to these performance-based restricted stock awards.

On October 29, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 26,400 shares of restricted stock to certain employees. The grants vest subject to the achievement of certain milestones. The awards have a grant-date fair value of $35.95 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized $214 of stock-based compensation expense related to these grants for the three months ended March 31, 2021. As of March 31, 2021, there was $583 of unrecognized compensation expense related to these performance-based restricted stock awards.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Other Stock Awards

During the first quarter of 2021, the Board approved the grant of stock awards to certain non-employee directors and to a consultant pursuant to the 2016 Plan. The awards provided for the issuance of 1,416 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $40.85 per share. For the three months ended March 31, 2021, the Company recorded $58 of expense related to these stock awards.

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

Stock Options

The Company recorded $2,055 and $2,507 of stock-based compensation expense related to employee and non-employee stock options for the three months ended March 31, 2021 and 2020, respectively. The Company records forfeitures as they occur.

The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Valuation assumptions:	2021	2020
Expected volatility	58.57%	56.10%
Expected term (years)	5.48	5.25
Risk-free interest rate	0.50%	1.22%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2021 and 2020 was $28.26 and $33.78 per share, respectively.

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2021:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2020	2,096,556	27.74
Granted	2,500	55.01
Exercised	(224,503)	11.14
Forfeited	(27,846)	39.51
Outstanding at March 31, 2021	1,846,707	$29.62	6.1	$37,286
Options vested and expected to vest at March 31, 2021	1,846,707	$29.62	6.1	$37,286
Exercisable at March 31, 2021	1,479,329	$24.29	5.7	$36,092

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $7,768 and $4,581, respectively.

As of March 31, 2021, there was $10,833 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises for the three months ended March 31, 2021 and 2020 was $2,226 and $1,153, respectively.

The Company recorded total stock-based compensation expense for the three months ended March 31, 2021 and 2020 in the following expense categories of its consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue - product	$259	$182
Cost of revenue - service	1,079	763
Research and development	1,435	1,409
Sales and marketing	1,068	528
General and administrative	4,761	4,255
Total stock-based compensation expense	$8,602	$7,137

15.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, acquisition-related contingent consideration, acquisition-related notes payable, line of credit, and long-term debt, which includes the Company’s convertible senior subordinated notes and finance leases. The carrying values of accounts receivable, contract assets, accounts payable, contract liabilities, accrued expenses, and acquisition-related notes payable are representative of their fair value due to the relatively short-term nature of those instruments. See below for additional information on the Company’s convertible senior subordinated notes.

In connection with the 2018 acquisition of the Cognify business, additional consideration was payable by the Company based on a multiple of the excess of certain PACE solutions’ 2021 revenues and Adjusted EBITDA over their 2018 revenues and Adjusted EBITDA, as defined in the stock purchase agreement. The Cognify acquisition-related contingent consideration, which was liability-classified, was recorded at the estimated fair value at the acquisition date of October 19, 2018. The Company, with the assistance of a third-party appraiser, utilized a Monte Carlo simulation to derive estimates of the contingent consideration payments as of the acquisition date and at each subsequent reporting period.

The acquisition-related contingent consideration liability represented the estimated fair value of the additional cash and equity consideration payable that was contingent upon the achievement of certain financial and performance milestones. In accordance with ASC 805, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement were recorded in net income or loss.

The acquisition-related contingent consideration was measured at fair value on a recurring basis and included the use of significant unobservable inputs, hence, these instruments represented Level 3 measurements within the fair value hierarchy. During the third quarter of 2020, pursuant to the terms of the stock purchase agreement, the Company elected to accelerate the payment of the acquisition-related contingent consideration for an aggregate payment amount of $13,413. Due to the accelerated payment of the Cognify acquisition-related contingent consideration, the acquisition-related contingent consideration payment amount was fixed and was no longer classified within the fair value hierarchy. The acquisition-related contingent consideration was partially paid during 2020 by cash payments of $6,394 and the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

issuance of 135,434 shares of the Company’s common stock, with a fair value of $6,853. The Company made the final cash payment of $166 in full satisfaction of the remaining acquisition-related contingent consideration liability in January 2021.

During the three months ended March 31, 2020, the Company recorded a $700 charge for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2021:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$318,316	$325,133

The fair value of the 2026 Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 12, the 2026 Notes are carried at their aggregate face value of $325,000, less any unamortized debt issuance costs.

16.     Commitments and Contingencies

(a)    Legal Proceedings

The Company is not currently involved in any significant claims or legal actions that, in the opinion of management, are expected to have a material adverse impact on the Company.

(b)    Vendor Purchase Agreements

On March 29, 2019, the Company entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement (the “Prior Thrifty Drug Agreements”) with Thrifty Drug Stores, Inc. (“Thrifty Drug”). On July 1, 2020, the Company entered into a new Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug (the “Thrifty Drug Agreements”) to replace the Prior Thrifty Drug Agreements, which, among other things, extended the Company’s agreement with Thrifty Drug through September 30, 2023. Pursuant to the terms of the Thrifty Drug Agreements, the Company has agreed to purchase not less than 98% of the Company’s total prescription product requirements from Thrifty Drug. The Company commenced purchasing prescription products under the Prior Thrifty Drug Agreements in May 2019 and has continued to do so under the Thrifty Drug Agreements beginning in July 2020. Both the Prior Thrifty Drug Agreements and the Thrifty Drug Agreements authorize Thrifty Drug to hold a security interest in all of the products purchased by the Company under the respective agreements.

As of March 31, 2021 and December 31, 2020 the Company had $1,285 and $1,985 due to Thrifty Drug as a result of prescription drug purchases.

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

Adjusted EBITDA is a segment performance financial measure that offers a useful view of the overall operation of the Company’s businesses and may be different from similarly titled segment performance financial measures used by other companies.

Adjusted EBITDA consists of net loss plus certain other expenses, which includes interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, acquisition-related expense, and stock-based compensation expense. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Revenue:
Three Months Ended March 31, 2021
Product revenue	$41,842	$136	$41,978
Service revenue
PACE solutions	13,919	—	13,919
Medication safety services	—	10,725	10,725
Software subscription and services	—	10,058	10,058
Total service revenue	13,919	20,783	34,702
Total revenue	$55,761	$20,919	$76,680

Three Months Ended March 31, 2020
Product revenue	$37,087	$—	$37,087
Service revenue
PACE solutions	11,571	—	11,571
Medication safety services	—	14,320	14,320
Software subscription and services	—	9,849	9,849
Total service revenue	11,571	24,169	35,740
Total revenue	$48,658	$24,169	$72,827

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Three Months Ended March 31, 2021
Adjusted EBITDA (loss)	$12,910	$1,864	$(11,175)	$3,599

Three Months Ended March 31, 2020
Adjusted EBITDA (loss)	$11,748	$2,831	$(9,772)	$4,807

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(19,492)	$(14,437)
Add:
Interest expense, net	2,547	4,610
Income tax expense (benefit)	199	(3,367)
Depreciation and amortization	11,625	9,913
Change in fair value of acquisition-related contingent consideration expense	—	700
Acquisition-related expense	118	251
Stock-based compensation expense	8,602	7,137
Adjusted EBITDA	$3,599	$4,807

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our 2020 Form 10-K.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the impacts of the current COVID-19 pandemic and other health epidemics; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the health care industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vii) our ability to maintain relationships with a specified drug wholesaler; (viii) increasing consolidation in the healthcare industry; (ix) managing our growth effectively; (x) fluctuations in operating results; (xi) failure or disruption of our information technology and security systems; (xii) dependence on our senior management and key employees; (xiii) our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary; and (xiv) the risks described in Part I, Item 1A of our 2020 Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Tabula Rasa HealthCare, Inc. is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. We believe we have the most extensive clinical tele-pharmacy network in the United States, or U.S., with seven call centers across the country, a number of which are tethered to academic institutions. Health plans and pharmacies nationwide use our solutions to assist them in meeting a range of value-based payment requirements. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance precision pharmacotherapy research and its application in clinical practice, and our culture.

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 73% and 27% of revenue for the three months ended March 31, 2021, respectively, and for 67% and 33% of revenue for the three months ended March 31, 2020, respectively. Our CareVention HealthCare segment provides our clients, primarily PACE programs, with medication fulfillment services, cloud-based software, pharmacy benefit management solutions, and clinical pharmacist services at the point of care. Our MedWise HealthCare segment provides our clients with cloud-based pharmacy software and clinical pharmacy programs.

For the three months ended March 31, 2021, our total revenues were $76.7 million compared to $72.8 million for the three months ended March 31, 2020. We incurred a net loss of $19.5 million and a net loss of $14.4 million for the three months ended March 31, 2021 and 2020, respectively. Adjusted EBITDA for the three months ended March 31, 2021 was $3.6 million, compared to $4.8 million for the three months ended March 31, 2020. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

Our largest CareVention HealthCare offering is our medication fulfillment services, which are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and reminder packaging services utilize the MRM Matrix technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, pharmacy benefit management, or PBM, solutions, cloud-based electronic health records solutions and third-party administration services, which are all specifically tailored to the PACE market. Our CareVention HealthCare segment serves more than 130 healthcare organizations.

The CareVention HealthCare segment revenue model is primarily based on payments on a per-member per-month, or PMPM, basis, payments on a subscription basis, payments on a transaction basis, and charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment is primarily comprised of service offerings from our acquisitions of SinfoníaRx in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we believe we are a leading provider of Medication Therapy Management, or MTM, software and services for Medicare, Medicaid, and commercial health plans, and we are also a leading provider of cloud-based patient engagement software and services to more than 14,000 pharmacies nationwide.

Approximately 14,000 retail pharmacies and more than 280 health plans, including several Blue Cross Blue Shield organizations, Express Scripts, Humana, UnitedHealth Group, and WellCare, utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Enhanced MTM (a five-year Centers for Medicare & Medicaid Services Innovation Part D pilot that began January 1, 2017), Medicare Part D Star Ratings, Healthcare Effectiveness Data and Information Set (HEDIS) quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country employing nearly 400 pharmacists. Within our MedWise HealthCare segment, we offer our cloud-based software and clinical pharmacist services through a number of different brands, including MedWise®, SinfoníaRx, RxCompanion, PrescribeWellness, and DoseMeRx.

The MedWise HealthCare segment revenue model is primarily based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

Our Strategy

In early 2020, we articulated a long-term growth strategy based on three key tenets:

1)	Further penetration of the PACE market by leveraging our existing CareVention HealthCare client base (90% of all PACE organizations utilize at least one of our solutions) and cross-selling to increase our average PMPM fee; organic member growth within our existing clients in part due to the acceleration of the National PACE Association’s PACE 2.0 initiative designed to significantly increase enrollment to 200,000 by 2028; and continued investments in our offerings to attract new PACE clients and, more broadly, Medicare Advantage organizations.

2)	Accelerating the adoption of our MedWise software and clinical pharmacy programs by health plans across all lines of business, including Medicare Part C and Part D, Medicaid managed care, and commercial clients with a focus on self-insured employer groups.

3)	Increasing the number of pharmacies licensing the entire PrescribeWellness solution set, including our MedWise platform module launched in July 2020, across our growing pharmacy footprint of more than 14,000 pharmacies nationwide.

To supplement our organic growth, we made a total of seven acquisitions from the beginning of 2018 through 2020, and we continue to evaluate strategic acquisitions across both segments of our business. As a result of our most recent acquisition, Personica, in October 2020 and our organic member growth, our PACE clients had a combined patient census of 44,947 at the end of 2020, which compares with 31,820 and 27,690 patients at the end of 2019 and 2018, respectively.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Revenues	$76,680	$72,827	$3,853	5%
Net loss	(19,492)	(14,437)	(5,055)	(35)
Adjusted EBITDA	3,599	4,807	(1,208)	(25)

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations and gauge our cash generation. We discuss Adjusted EBITDA in more detail in "Non-GAAP Financial Measures — Adjusted EBITDA." We also monitor revenue retention rate on an annual basis, which is described in our 2020 Form 10-K.

Factors Affecting our Future Performance

General

We believe that our future success depends on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets, and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2020 Form 10-K for a discussion of certain risks and uncertainties that may impact our future success.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency caused by a new strain of coronavirus, or COVID-19, originating in Wuhan, China and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, or the COVID-19 pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve as of the date these consolidated financial statements were issued. As such, the full magnitude of the impact that the pandemic will have on our future results of operations remains uncertain. Management is actively monitoring the global situation and the ramification on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects that the COVID-19 pandemic may have on our results of operations, financial condition, or liquidity for 2021. However, we are dependent on our workforce to sell and deliver our products and services. Social distancing and shelter-in-place directives could impact our ability to deploy its workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by this virus.

As a result of the ongoing COVID-19 pandemic, we have experienced challenges with revenue growth. The pandemic has delayed the closing of contracts across both our CareVention HealthCare and MedWise HealthCare segments and, in some cases, shifted project priorities and timelines, which we believe resulted in fewer business wins during 2020 and reduced future revenue. Overall census growth for PACE had remained below historical levels during 2020 and into the first quarter of 2021, which has affected our CareVention HealthCare segment growth. During 2020, our MedWise HealthCare segment also had experienced delays in the timing of implementation and closing of new business and a negative impact from COVID-19 on medication adherence initiatives. We do not yet know the full extent of potential delays or impacts on our business, financing, or other activities, or on the broader healthcare industry or the global economy as a whole. These effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended March 31, 2021 and 2020, product sales represented 55% and 51% our total revenue, respectively, and service revenue represented 45% and 49% of our total revenue, respectively.

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

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense, which for the three months ended March 31, 2021 and 2020, represented 80% of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation for personnel; technology expenses; direct overhead expenses; and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Service Cost

Cost of service revenue includes all costs directly related to servicing our CareVention HealthCare and MedWise HealthCare service contracts. These costs primarily consist of labor costs, including stock-based compensation, outside contractors, expenses related to supporting our software platforms, direct overhead expenses, and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. These personnel includes employees engaged in scientific research, healthcare analytics, and the design and development of new scientific algorithms and the enhancement of our software and technology platforms. Research and development expenses also include fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses are primarily attributable to our capital investment in equipment, our capitalized software, and acquisition-related intangibles.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Convertible Notes, our 2020 Credit Facility, the promissory notes related to the Personica acquisition purchase consideration, and our finance lease obligations. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Revenue:
Product revenue	$41,978	$37,087	$4,891	13%
Service revenue	34,702	35,740	(1,038)	(3)
Total revenue	76,680	72,827	3,853	5
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	31,471	27,199	4,272	16
Service cost	22,556	20,874	1,682	8
Total cost of revenue, exclusive of depreciation and amortization	54,027	48,073	5,954	12
Operating expenses:
Research and development	3,987	4,828	(841)	(17)
Sales and marketing	6,245	5,540	705	13
General and administrative	17,542	16,967	575	3
Change in fair value of acquisition-related contingent consideration expense	—	700	(700)	(100)
Depreciation and amortization	11,625	9,913	1,712	17
Total operating expenses	39,399	37,948	1,451	4
Loss from operations	(16,746)	(13,194)	(3,552)	(27)
Interest expense, net	2,547	4,610	(2,063)	(45)
Loss before income taxes	(19,293)	(17,804)	(1,489)	(8)
Income tax expense (benefit)	199	(3,367)	3,566	106
Net loss	$(19,492)	$(14,437)	$(5,055)	(35)

Comparison of the Three Months Ended March 31, 2021 and 2020

Product Revenue

Product revenue increased $4.9 million, or 13%, to $42.0 million for the three months ended March 31, 2021 compared to the same period in 2020. New business acquired from the October 2020 Personica acquisition contributed approximately $2.1 million to this increase. New CareVention HealthCare clients that started services after the end of the first quarter in 2020 contributed $1.1 million to the increase. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $1.7 million to the increase.

Service Revenue

Service revenue decreased $1.0 million, or 3%, to $34.7 million for the three months ended March 31, 2021 from $35.7 million for the three months ended March 31, 2020.

Service revenues generated by our MedWise HealthCare segment decreased by approximately $3.4 million, or 14%, to $20.8 million for the three months ended March 31, 2021, as compared to the same period in 2020. Medication safety services decreased $3.6 million primarily as a result of a large client contract client that did not renew in 2021 and a shift in the timing of delivery of MTM clinical interventions to be more balanced throughout the year. This decrease was offset by an increase in software subscription and software-related services revenue of $209 thousand due to growth within existing clients.

CareVention HealthCare service revenues increased by approximately $2.3 million, or 20%, to $13.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The acquisition of Personica in October 2020 contributed $2.1 million to the increase. The remaining increase was attributable to growth in our PACE services as a result of new clients and growth with existing clients added since the first quarter of 2020.

Cost of Product Revenue

Cost of product revenue increased $4.3 million, or 16%, to $31.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. New business acquired from the Personica acquisition contributed approximately $2.0 million to the increase. New clients in our CareVention HealthCare segment added since the first quarter of 2020 contributed $552 thousand to the increase. In addition, increased medication volume from growth in the number of patients served by our existing customers contributed approximately $1.1 million to the change. The increase in cost of product revenue was also due to a $201 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to an increase in employee compensation costs, including stock-based compensation, to support our overall growth.

Cost of Service Revenue

Cost of service revenue increased $1.7 million, or 8%, to $22.6 million for the three months ended March 31, 2021 from $20.9 million for the three months ended March 31, 2020.

Cost of service revenue related to our CareVention HealthCare segment increased $2.8 million, or 40%, to $9.8 million for the three months ended March 31, 2021, as compared to the same period in 2020. Of the total increase, $1.1 million related to the acquisition of Personica in October 2020. The remaining increase was primarily attributable to investments in infrastructure in order to better scale the delivery of third party administrative services into markets outside of PACE.

Cost of service revenue related to our MedWise HealthCare segment decreased $1.1 million, or 8%, to $12.8 million for the three months ended March 31, 2021, as compared to the same period in 2020. This decrease is primarily driven by fewer clinical interventions performed, and comprised of lower employee compensation costs due to a decrease in headcount, a decrease in the use of contracted resources to deliver medication safety services, and reduced printing and postage expenses.

Research and Development Expenses

Research and development expenses decreased $841 thousand, or 17%, to $4.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. Employee compensation costs decreased $561 thousand and professional services decreased $308 thousand primarily due to the capitalization of additional development initiatives to enhance our software, specifically the software supporting our CareVention offerings.

Sales and Marketing Expenses

Sales and marketing expenses increased $705 thousand, or 13%, to $6.2 million for the three months ended March 31, 2021 from $5.5 million for the three months ended March 31, 2020. The increase is primarily attributable to a $704 thousand increase in employee compensation costs, of which $540 thousand relates to an increase in stock-based compensation expense compared to 2020.

General and Administrative Expenses

General and administrative expenses increased $575 thousand, or 3%, to $17.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. The acquisition of Personica contributed $174 thousand to the increase in expenses, which consisted primarily of employee compensation costs, including stock-based compensation, and consulting expenses. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $401 thousand.

The increase in general and administrative expenses was primarily attributable to an increase in professional fees, which included audit and consulting services, acquisition-related expenses for the Personica integration, and higher business insurance premiums to support our business growth. Together, these expenses represented an increase of approximately $628 thousand. This increase was partially offset by a decrease in conference and other travel-related expenses primarily related to the COVID-19 pandemic.

Acquisition-related Contingent Consideration Expense

During the three months ended March 31, 2020, we recorded a $700 thousand charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. No charges were incurred during the three months ended March 31, 2021 as the final amount of the Cognify acquisition-related contingent consideration liability was determined and fixed as of December 31, 2020. In the first quarter of 2021, we made the final cash payment of $166 thousand in full satisfaction of the remaining acquisition-related contingent consideration liability.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.7 million, or 17%, to $11.6 million for the three months ended March 31, 2021 from $9.9 million for the three months ended March 31, 2020. This increase was due to a $1.2 million increase in the amortization of capitalized software related to new software functionality placed into service since 2020 to support our CareVention HealthCare and MedWise HealthCare segments. Amortization expense also increased by $517 thousand primarily due to intangible assets from the Personica acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $2.5 million, a decrease of $2.1 million compared to the three months ended March 31, 2020. Of the total decrease, approximately $2.8 million relates to the adoption of ASU 2020-06 on January 1, 2021, which significantly reduced the amount of debt discount to be amortized. The decrease was partially offset by $261 thousand of interest expense on the 2020 Credit Facility and $254 thousand of interest expense on the acquisition-related notes payable related to the Personica acquisition.

Income Taxes

On February 12, 2021, we received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by us, that we met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, during the three months ended March 31, 2021, we recorded a deferred tax asset of $23.6 million and a corresponding $23.6 million increase to our valuation allowance. As of March 31, 2021, we have recorded a full valuation allowance against our deferred tax assets.

For the three months ended March 31, 2021, we recorded income tax expense of $199 thousand primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (1.0)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of March 31, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

For the three months ended March 31, 2020, we recorded an income tax benefit of $3.4 million, which resulted in an effective tax rate of 18.9%. The tax benefit primarily consisted of $3.1 million based on the estimated effective tax rate for the full year and $0.3 million of windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions and exercising of nonqualified stock options during the period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, acquisition-related expense, and stock-based compensation expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended March 31,
	2021	2020
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(19,492)	$(14,437)
Add:
Interest expense, net	2,547	4,610
Income tax expense (benefit)	199	(3,367)
Depreciation and amortization	11,625	9,913
Change in fair value of acquisition-related contingent consideration expense	—	700
Acquisition-related expense	118	251
Stock-based compensation expense	8,602	7,137
Adjusted EBITDA	$3,599	$4,807

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended March 31,
	2021		2020

	(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(19,492)	$(0.85)	$(14,437)	$(0.68)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	—		700
Amortization of acquired intangibles	7,339		6,822
Amortization of debt discount and issuance costs	502		3,152
Acquisition-related expense	118		251
Stock-based compensation expense	8,602		7,137
Impact to income taxes (1)	920		(3,435)
Adjusted net (loss) income and Adjusted Diluted EPS	$(2,011)	$(0.09)	$190	$0.01

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income or loss adjusted for the respective items above and then subtracting the tax provision as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	23,010,531	21,374,897
Adjustments:
Weighted average dilutive effect of stock options	—	1,384,878
Weighted average dilutive effect of restricted stock	—	484,979
Weighted average dilutive effect of contingent shares	—	75,569
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,010,531	23,320,323

(1)	For the three months ended March 31, 2021, we accounted for the convertible senior subordinated notes utilizing the if-converted method in accordance with the guidance under ASU 2020-06 effective January 1, 2021 (see Note 2 in the notes to the consolidated financial statements). Under this method, we are required to presume that the convertible senior subordinated notes are converted at the beginning of the current period and settled entirely in our common stock. However, no potential shares are assumed outstanding and are excluded from the diluted EPS calculation if including them would have an anti-dilutive effect. For the three months ended March 31, 2021, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion would have had an anti-dilutive effect.

For the three months ended March 31, 2020, under the previous accounting standard, we accounted for the convertible senior subordinated notes utilizing the treasury stock method. Under this method, we presumed that we would settle the notes entirely or partly in cash. The underlying shares issuable upon conversion of the notes were excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeded their conversion price of $69.95 per share. For the three months ended March 31, 2020, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $19.5 million and $14.4 million for the three months ended March 31, 2021 and 2020, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. At March 31, 2021, we had unrestricted cash of $16.9 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(4,078)	$(797)
Net cash used in investing activities	(6,385)	(4,991)
Net cash provided by financing activities	2,124	1,104
Net decrease in cash and restricted cash	$(8,339)	$(4,684)

Operating Activities

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2021 and consisted primarily of our net loss of $19.5 million and changes in our operating assets and liabilities totaling $5.6 million, offset by the addition of noncash items of $21.0 million. The noncash items primarily included $11.6 million of depreciation and amortization expense, $8.6 million of stock-based compensation expense, $635 thousand of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $174 thousand change in net deferred taxes, offset by acquisition-related contingent consideration paid of $67 thousand related to the Cognify acquisition. The change in operating assets and liabilities was primarily due to a decrease in accounts payable, an increase in other assets, an increase in prepaid expenses and other current assets, and a decrease in client claims payable. The decrease in accounts payable was primarily due to the timing of vendor payments. The increase in other assets was primarily due to an increase in nontrade receivables. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our pharmacy benefit management solutions. The change in operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities and a decrease in accounts receivable.

Net cash used in operating activities was $797 thousand for the three months ended March 31, 2020 and consisted primarily of our net loss of $14.4 million and changes in our operating assets and liabilities totaling $4.0 million, offset by the addition of noncash items of $17.6 million. The noncash items primarily included $9.9 million of depreciation and amortization expense, $7.1 million of stock-based compensation expense, $3.3 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, and $700 thousand related to the change in fair value of the Cognify acquisition-related contingent consideration, offset by changes in net deferred taxes of $3.4 million. The change in operating assets and liabilities was primarily due to an increase in accounts receivable, an increase in inventory, and a decrease in accrued expenses and other liabilities. The increase in accounts receivable was attributable to growth across our business lines as a result of new clients and growth in existing clients as well as timing of client payments. The decrease in accrued expenses and other liabilities was primarily due to interest payments made related to the 2026 Notes and lower accrued employee compensation, partially offset by increased contract liability balances related to performance obligations for our services. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets due to payments received related to prior year contract asset balances, and an increase in accounts payable.

Investing Activities

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2021 and $5.0 million for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 reflected $5.9 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $522 thousand in purchases of property, equipment, and leasehold improvements for our new office space in Eden Prairie, Minnesota to support our health plan management services and for our Moorestown, New Jersey headquarters to support growth in corporate operations.

Net cash used in investing activities for the three months ended March 31, 2020 reflected $4.2 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies and $763 thousand in purchases of equipment and leasehold improvements primarily for our new call center space in Tucson, Arizona to support our medication safety services.

Financing Activities

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $1.1 million for the three months ended March 31, 2020. Financing activities for the three months ended March 31, 2021 primarily reflected $7.5 million of borrowings on our 2020 Credit Facility to fund the repayment of the first promissory note in connection with the Personica acquisition, and $2.2 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2021 was partially offset by a $7.5 million repayment of the first promissory note in connection with the Personica acquisition and $99 thousand for the payment of the Cognify acquisition-related contingent purchase price consideration.

Financing activities for the three months ended March 31, 2020 primarily reflected $1.2 million of proceeds received from the exercise of stock options, which was partially offset by $49 thousand in payments of long-term debt.

Funding Requirements

On December 18, 2020, we entered into a Loan and Security Agreement with Western Alliance Bank, or the 2020 Credit Facility, which provides for a $120.0 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility matures on May 16, 2025. We have $102.4 million available for borrowings under the 2020 Credit Facility, and we were in compliance with all financial and operating covenants related to the 2020 Credit Facility as of March 31, 2020.

We believe that our unrestricted cash of $16.9 million as of March 31, 2021, borrowing capacity under our 2020 Credit Facility, and cash flows from continuing operations will be sufficient to fund our planned operations through at least May 2022. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2020 Form 10-K.

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

There have been no material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2020 Form 10-K.

Recent Accounting Pronouncements

See Note 2 in this Quarterly Report on Form 10-Q and Note 2 in the Annual Financial Statements in our 2020 Form 10-K for the year ended December 31, 2020 for a description of new accounting pronouncements. As of January 1, 2021, we adopted Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2020 Form 10-K.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2020 Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 26, 2021. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to such risk factors previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

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

X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2021, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: May 7, 2021	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2021	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)