Form 10-Q
period 2021-06-30
Tabula Rasa HealthCare, Inc.
filed 2021-08-06
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 26, 2021, the Registrant had 25,022,930 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$12,265	$23,362
Restricted cash	4,657	5,170
Accounts receivable, net of allowance of $374 and $224, respectively	35,262	32,516
Inventories	4,866	4,261
Prepaid expenses	4,462	3,739
Client claims receivable	14,205	14,412
Other current assets	14,038	9,752
Total current assets	89,755	93,212
Property and equipment, net	13,477	15,070
Operating lease right-of-use assets	20,686	21,711
Software development costs, net	35,562	27,882
Goodwill	170,835	170,862
Intangible assets, net	168,686	183,094
Other assets	4,893	2,609
Total assets	$503,894	$514,440
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance leases	$—	$4
Current operating lease liabilities	4,194	4,402
Acquisition-related contingent consideration	—	166
Acquisition-related notes payable	3,916	16,662
Accounts payable	10,267	11,245
Client claims payable	6,402	7,773
Accrued expenses and other liabilities	40,893	31,968
Total current liabilities	65,672	72,220
Line of credit	22,500	10,000
Long-term debt, net	318,642	239,285
Noncurrent operating lease liabilities	19,473	20,381
Deferred income tax liability, net	1,152	3,354
Other long-term liabilities	678	671
Total liabilities	428,117	345,911

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,282,675 and 24,222,674 shares issued and 25,022,886 and 24,004,896 shares outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Treasury stock, at cost; 259,789 and 217,778 shares at June 30, 2021 and December 31, 2020, respectively	(4,292)	(4,018)
Additional paid-in capital	301,932	352,445
Accumulated deficit	(221,865)	(179,900)
Total stockholders’ equity	75,777	168,529
Total liabilities and stockholders’ equity	$503,894	$514,440

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$46,882	$39,373	$88,860	$76,460
Service revenue	35,427	37,461	70,129	73,201
Total revenue	82,309	76,834	158,989	149,661
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	35,085	29,042	66,556	56,241
Service cost	22,178	22,656	44,734	43,530
Total cost of revenue, exclusive of depreciation and amortization	57,263	51,698	111,290	99,771
Operating expenses:
Research and development	5,922	3,821	9,909	8,649
Sales and marketing	6,323	5,027	12,568	10,567
General and administrative	19,948	16,327	37,490	33,294
Change in fair value of acquisition-related contingent consideration (income) expense	—	(100)	—	600
Depreciation and amortization	11,619	10,211	23,244	20,124
Total operating expenses	43,812	35,286	83,211	73,234
Loss from operations	(18,766)	(10,150)	(35,512)	(23,344)
Interest expense, net	2,182	4,668	4,729	9,278
Loss before income taxes	(20,948)	(14,818)	(40,241)	(32,622)
Income tax expense (benefit)	133	(508)	332	(3,875)
Net loss	$(21,081)	$(14,310)	$(40,573)	$(28,747)
Net loss per share, basic and diluted	$(0.91)	$(0.66)	$(1.75)	$(1.34)
Weighted average common shares outstanding, basic and diluted	23,268,131	21,556,646	23,140,043	21,465,772

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2021	24,222,674	$2	(217,778)	$(4,018)	$352,445	$(179,900)	$168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	629,088	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(12,880)	—	—	—	—
Exercise of stock options, net of shares withheld	224,503	—	(6,218)	(274)	2,501	—	2,227
Stock-based compensation expense	—	—	—	—	8,602	—	8,602
Net loss	—	—	—	—	—	(19,492)	(19,492)
Balance, March 31, 2021	25,077,681	2	(236,876)	(4,292)	288,698	(200,784)	83,624
Issuance of restricted stock	120,598	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(22,913)	—	—	—	—
Exercise of stock options, net of shares withheld	84,396	—	—	—	885	—	885
Stock-based compensation expense	—	—	—	—	12,349	—	12,349
Net loss	—	—	—	—	—	(21,081)	(21,081)
Balance, June 30, 2021	25,282,675	$2	(259,789)	$(4,292)	$301,932	$(221,865)	$75,777

	Stockholders' Equity
	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2020	22,496,999	$2	(175,689)	$(3,865)	$288,345	$(98,934)	$185,548
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	388,108	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(33,371)	—	—	—	—
Exercise of stock options, net of shares withheld	116,288	—	(1,681)	(91)	1,244	—	1,153
Share adjustment	—	—	12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,137	—	7,137
Net loss	—	—	—	—	—	(14,437)	(14,437)
Balance, March 31, 2020	23,015,781	2	(198,241)	(3,956)	296,726	(113,371)	179,401
Issuance of restricted stock	37,702	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(5,807)	—	—	—	—
Exercise of stock options, net of shares withheld	105,828	—	—	—	1,159	—	1,159
Stock-based compensation expense	—	—	—	—	7,173	—	7,173
Net loss	—	—	—	—	—	(14,310)	(14,310)
Balance, June 30, 2020	23,159,311	$2	(204,048)	$(3,956)	$305,058	$(127,681)	$173,423

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,573)	$(28,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,244	20,124
Amortization of deferred financing costs and debt discount	1,172	6,566
Deferred taxes	263	(3,875)
Stock-based compensation	20,951	14,310
Change in fair value of acquisition-related contingent consideration	—	600
Acquisition-related contingent consideration paid	(67)	—
Other noncash items	7	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(2,737)	(7,773)
Inventories	(605)	(403)
Prepaid expenses and other current assets	(3,811)	3,815
Client claims receivables	207	—
Other assets	(2,546)	(4)
Accounts payable	(926)	(1,588)
Accrued expenses and other liabilities	7,646	(49)
Client claims payables	(1,332)	—
Other long-term liabilities	7	412
Net cash provided by operating activities	900	3,388

Cash flows from investing activities:
Purchases of property and equipment	(970)	(1,447)
Software development costs	(14,011)	(8,898)
Net cash used in investing activities	(14,981)	(10,345)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,082	2,312
Payments for debt financing costs	(8)	—
Borrowings on line of credit	12,500	—
Payment of acquisition-related notes payable	(13,000)	—
Payments of acquisition-related contingent consideration	(99)	—
Repayments of long-term debt and finance leases	(4)	(52)
Net cash provided by financing activities	2,471	2,260

Net decrease in cash and restricted cash	(11,610)	(4,697)
Cash and restricted cash, beginning of period	28,532	46,581
Cash and restricted cash, end of period	$16,922	$41,884

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$131	$239
Cash paid for interest	$3,398	$2,846
Cash paid for taxes	$47	$228
Interest costs capitalized to property and equipment and software development costs	$134	$132

Reconciliation of cash and restricted cash:
Cash	$12,265	$38,752
Restricted cash	4,657	3,132
Total cash and restricted cash	$16,922	$41,884

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. The Company’s advanced proprietary technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. Adverse drug events are a large and growing problem with medication therapy, costing an estimated $528 billion annually in the United States (“U.S.”) and resulting in more than 275,000 deaths per year in the U.S. in 2018. The Company’s software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. In order to deliver its services, the Company has developed an extensive clinical tele-pharmacy network, with seven call centers across the U.S., a number of which are tethered to academic institutions. The Company serves a number of different organizations within the healthcare industry, including more than 280 health plans, nearly 19,000 pharmacies, nearly 300 hospitals, and more than 140 at-risk provider groups, the majority of which are PACE organizations.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company's interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on February 26, 2021 (“2020 Form 10-K”).

The Company operates its business through two segments, CareVention HealthCare and MedWise HealthCare. See Note 17 for a discussion of the Company’s reportable segments.

Risks Related to the COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of coronavirus (“COVID-19”), originating in Wuhan, China and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (“COVID-19 pandemic), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world.

As a result of the ongoing COVID-19 pandemic, the Company has experienced challenges with revenue growth. During 2020, the pandemic delayed the closing of client contracts and, in some cases, shifted project priorities and timelines, which management believed resulted in fewer business wins during 2020 and reduced future revenue. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) was below historical levels during 2020 and the first quarter of 2021, which reduced the CareVention HealthCare segment growth. The Company’s MedWise HealthCare segment also had experienced delays in the timing of implementation, as well as a negative impact from COVID-19, on medication adherence initiatives. During the second quarter of 2021, the Company experienced some recovery from the COVID-19 pandemic impact, including a material improvement in PACE census growth during the second quarter of 2021 as compared to the first quarter of 2021 and the second quarter of 2020.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, as well as the factors discussed in Part Item 1A, “Risk Factors” in the Company’s 2020 Form 10-K, the Company is not able to predict the continuing effects that the COVID-19 pandemic may have on its results of operations, financial condition, or liquidity for 2021. As of the date of this quarterly report on Form 10-Q, the Company has not experienced a significant disruption in operations as a result of the COVID-19 pandemic. Management continues to actively monitor the COVID-19 pandemic and is prepared to mitigate potential adverse impacts to its business, including its financial position, liquidity, operations, suppliers, industry, and workforce.

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

The Company does not disclose the amount of variable consideration that the Company expects to recognize in future periods as the variable consideration in the Company’s contracts is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to the Company’s efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. The Company’s contracts primarily include monthly fees associated with unspecified quantities of medications, members, claims, medication safety reviews, or user subscriptions that fluctuate throughout the contract. See below for a description of the Company’s revenues by segment.

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

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services include medication reviews, risk adjustment services, third party administration services, pharmacy benefit management (“PBM”) solutions, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Medication Safety Services

The Company provides medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and clinical encounter completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety services, and when medication reviews and clinical encounters are completed. The Company generally bills for the medication safety services on a monthly basis.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by reportable segment. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
CareVention HealthCare:
PACE product revenue	$46,858	$38,930	$88,700	$76,017
PACE solutions	14,347	11,522	28,266	23,093
	$61,205	$50,452	$116,966	$99,110
MedWise HealthCare:
Product revenue	$24	$443	$160	$443
Medication safety services	11,055	15,707	21,780	30,027
Software subscription and services	10,025	10,232	20,083	20,081
	$21,104	$26,382	$42,023	$50,551
Total revenue	$82,309	$76,834	$158,989	$149,661

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Contract assets	$10,614	$7,601
Contract liabilities	4,525	3,876

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

June 30,
2021
Contract assets:
Contract assets, beginning of period	$7,601
Decreases due to cash received	(8,866)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	2,388
Changes during the period, net of reclassifications to receivables	9,491
Contract assets, end of period	$10,614

Contract liabilities:
Contract liabilities, beginning of period	$3,876
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(2,195)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,844
Contract liabilities, end of period	$4,525

During the six months ended June 30, 2020, the Company recognized $3,614 of revenue that was included in the December 31, 2019 contract liability balance of $4,930.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
Net loss	$(21,081)	$(14,310)	$(40,573)	$(28,747)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	23,268,131	21,556,646	23,140,043	21,465,772
Net loss per share, basic and diluted	$(0.91)	$(0.66)	$(1.75)	$(1.34)

The following potential common shares, presented based on amounts outstanding as of the three and six months ended June 30, 2021 and 2020, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	June 30,
	2021	2020
Stock options to purchase common stock	1,741,465	2,498,663
Unvested restricted stock	1,658,481	1,322,064
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	—
Contingently issuable shares	—	58,409
	12,692,732	8,525,529

For the three and six months ended June 30, 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above under the if-converted method. For the three and six months ended June 30, 2020, shares associated with the conversion of the convertible senior subordinated notes were excluded from the table above as the Company assumed the notes would be settled entirely or partly in cash.

For the three and six months ended June 30, 2021, shares related to the performance stock units were excluded from the table above as the performance conditions were not met as of June 30, 2021.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.     Acquisitions

Personica

On October 5, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with TRHC Group, Personica Holdings, Inc., a Wisconsin corporation, and other seller parties, whereby the Company completed the acquisition of all the issued and outstanding membership interests of Personica, LLC, a Delaware limited liability company (“Personica”), and its subsidiaries, a provider of PBM solutions and pharmacy services, including 340B and Medicare Part D administration solutions to the PACE market. The purchase price consisted of (i) cash consideration of $10,000, subject to certain customary post-closing adjustments, (ii) the issuance of 555,555 shares of the Company’s common stock valued at $23,589, and (iii) the delivery of promissory notes (collectively, the “Notes”) for the payment of (a) $7,500 in cash paid in January 2021, (b) $5,500 in cash paid in April 2021, and (c) $4,000 in cash to be paid within two business days following October 5, 2021. The Company may set off amounts due under the Notes to the extent the Company is entitled to indemnification under the Purchase Agreement or in respect of adjustments to the purchase price.

Revenue from Personica includes medication fulfillment pharmacy services to PACE organizations. Revenue for these services, and the related costs, is recognized when medications are delivered and control has passed to the client, and is included in product revenue and cost of revenue – product cost, respectively, in the Company’s consolidated statements of operations. Revenue from Personica is also comprised of monthly fees per adjudicated claim for PBM solutions. Revenue for these services, and the related costs, is recognized each month as performance obligations are satisfied and costs are incurred, and is included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. The financial results of Personica are included in the Company’s CareVention HealthCare segment.

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

Pro forma

The unaudited pro forma results presented below include the results of the Personica acquisition as if it had been consummated as of January 1, 2019. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, stock-based compensation expense related to equity awards granted to employees of the acquired companies, and the estimated tax effect of adjustments to net loss before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2019.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Revenue	$85,258	$164,781
Net loss	(20,850)	(40,113)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.     Other Current Assets

As of June 30, 2021 and December 31, 2020, other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Contract assets	$10,614	$7,601
Non-trade receivables	1,543	647
Other	1,881	1,504
Total other current assets	$14,038	$9,752

7.       Property and Equipment

Accumulated depreciation was $20,375 and $17,922 as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense on property and equipment for the three months ended June 30, 2021 and 2020 was $1,224 and $1,234, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2021 and 2020 was $2,507 and $2,502, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of June 30, 2021 and December 31, 2020, capitalized software costs consisted of the following:

	June 30, 2021	December 31, 2020
Software development costs	$62,557	$48,548
Less: accumulated amortization	(26,995)	(20,666)
Software development costs, net	$35,562	$27,882

Capitalized software development costs included above not yet subject to amortization	$6,297	$4,382

Amortization expense for the three months ended June 30, 2021 and 2020 was $3,326 and $2,154, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $6,329 and $3,977, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill and related changes during the six months ended June 30, 2021 were as follows:

	CareVention HealthCare	MedWise HealthCare	Total
Balance at January 1, 2021	$115,350	$55,512	$170,862
Adjustments to goodwill related to prior year acquisition	(27)	—	(27)
Balance at June 30, 2021	$115,323	$55,512	$170,835

Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2021
Trade names	3.6	$10,755	$(7,933)	$2,822
Client relationships	11.5	146,559	(32,648)	113,911
Non-competition agreements	5.0	6,892	(4,665)	2,227
Developed technology	7.6	65,414	(27,296)	38,118
Patient database	5.0	21,700	(10,127)	11,573
Domain name	10.0	59	(24)	35
Total intangible assets		$251,379	$(82,693)	$168,686

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2020
Trade names	3.7	$11,955	$(8,286)	$3,669
Client relationships	12.2	152,654	(32,437)	120,217
Non-competition agreements	5.0	6,892	(3,976)	2,916
Developed technology	8.0	67,369	(24,858)	42,511
Patient database	5.0	21,700	(7,957)	13,743
Domain name	10.0	59	(21)	38
Total intangible assets		$260,629	$(77,535)	$183,094

Amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 was $7,069 and $6,823, respectively. Amortization expense for intangible assets for the six months ended June 30, 2021 and 2020 was $14,408 and $13,645, respectively.

The estimated amortization expense for the remainder of 2021 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2021 (July 1 - December 31)	$14,036
2022	27,089
2023	25,804
2024	18,521
2025	14,038
2026	12,830
Thereafter	56,368
Total estimated amortization expense	$168,686

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.      Notes Payable Related to Acquisition

On October 5, 2020, as part of the consideration of the Personica acquisition, the Company entered into promissory notes in the aggregate principal amount of $17,000 payable to the owners of Personica (see Note 5). The Notes bear an interest rate of 3.25% and are payable as follows: (a) $7,500 in cash, which was paid in January 2021, (b) $5,500 in cash, which was paid in April 2021, and (c) $4,000 in cash to be paid within two business days following October 5, 2021. The Notes were recorded at their aggregate acquisition-date fair value of $16,355 and are being accreted up to their face values over their respective terms using the effective-interest method. For the three months ended June 30, 2021, the Company recognized $108 of interest expense related to the Notes, of which $32 was paid or accrued and $76 was the non-cash accretion of the discounts recorded. For the six months ended June 30, 2021, the Company recognized $362 of interest expense related to the notes, of which $108 was paid or accrued and $254 was the non-cash accretion of the discounts recorded. As of June 30, 2021 and December 31, 2020, the Notes had a fair value of $3,916 and $16,662, respectively.

11.       Accrued Expenses and Other Liabilities

As of June 30, 2021 and December 31, 2020, accrued expenses and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020

Employee related expenses	$10,041	$8,218
Contract liability	3,847	3,205
Customer deposits	904	904
Client funds obligations*	4,657	5,170
Contract labor	1,970	1,374
Interest	4,007	3,690
Professional fees	689	572
Consideration payable to customer	10,562	5,968
Non-income taxes payable	123	151
Other expenses	4,093	2,716
Total accrued expenses and other liabilities	$40,893	$31,968

*This amount represents clients’ funds held by the Company, with an offsetting amount included in restricted cash.

12.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “2015 Line of Credit”), whereby the Company amended and restated its revolving line of credit, originally entered into with Bridge Bank (now Western Alliance Bank) in 2015 and had subsequently amended. The 2015 Line of Credit provided for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit, and foreign exchange transactions. The 2015 Line of Credit matured pursuant to its terms on December 6, 2020.

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

The Loan and Security Agreement contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the Company’s ability to incur indebtedness, create liens, merge or consolidate, make dispositions, pay dividends or make distributions, make investments, pay any subordinated indebtedness, enter into certain transactions with affiliates, or make capital expenditures. In addition, the Loan and Security Agreement imposes certain financial covenants, including that the Company (i) maintain unrestricted cash balances with Western Alliance Bank, plus amounts available for draw under the 2020 Credit Facility of at least $10,000 at all times, and (ii) maintain a leverage ratio of less than 3.00:1.00, on a trailing twelve-month basis, measured quarterly. The Loan and Security Agreement defines amounts available for borrowing as three times the Company’s trailing twelve months EBITDA, as defined, less amounts outstanding under the 2020 Credit Facility. As of June 30, 2021, amounts available for borrowing under the 2020 Credit Facility were $46,319.

The 2020 Credit Facility is subject to a commitment fee of 0.50% of the total commitment under the 2020 Credit Facility payable on the closing date, and 0.25% of the total commitment under the 2020 Credit Facility payable on each anniversary thereafter. Additionally, the 2020 Credit Facility is subject to an unused line fee.

As of June 30, 2021, the Company was in compliance with all of the financial covenants related to the 2020 Credit Facility, and management expects that the Company will be able to maintain compliance with its covenants.

As of June 30, 2021, the Company had $22,500 outstanding under the 2020 Credit Facility, plus an outstanding letter of credit of $100 issued in connection with the Company’s lease agreement for its office space in Moorestown, NJ. The letter of credit renews annually and expires in September 2027. As of June 30, 2021, the Company had unused commitments of $97,500 under the 2020 Credit Facility.

As of June 30, 2021, the interest rate on the 2020 Credit Facility was 3.34% and the effective rate for the unused line fee was 0.45%. Interest expense on the 2020 Credit Facility was $267 and $528 for the three and six months ended June 30, 2021. As of June 30, 2020, the interest rate on the 2015 Line of Credit was 5.58%. No interest expense was incurred for the three and six months ended June 30, 2020 as there were no aggregate borrowings outstanding on the 2015 Line of Credit during the three and six months ended June 30, 2020.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,184. The Company is amortizing the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over the term of the 2020 Credit Facility. The Company amortized $135 and $268 to interest expense for the three and six months ended June 30, 2021, respectively. The Company amortized $99 and $199 to interest expense during the three and six months ended June 30, 2020, respectively, for deferred financing costs related to the 2015 Line of Credit. Deferred financing costs of $896 and $1,156, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of June 30, 2021, none of the conditions allowing holders of the 2026 Notes to convert had been met.

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

During the three months ended June 30, 2021, the Company recognized $1,747 of interest expense related to the 2026 Notes, of which $1,421 was paid or accrued and $326 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2021, the Company recognized $3,493 of interest expense related to the 2026 Notes, of which $2,843 was paid or accrued, and $650 was non-cash accretion of the debt discounts recorded.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended June 30, 2020, under the previous accounting standard, the Company recognized $4,638 of interest expense related to the 2026 Notes, of which $1,423 was paid or accrued, and $3,215 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2020, under the previous accounting standard, the Company recognized $9,211 of interest expense related to the 2026 Notes, of which $2,844 was paid or accrued and $6,367 was non-cash accretion of the debt discounts recorded.

In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Convertible Notes had accrued on the 2026 Convertible Notes from and including February 17, 2020, but ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the six months ended June 30, 2021, and the total amount of accrued additional interest was $1,625 as of June 30, 2021. As a result, total accrued interest payable related to the 2026 Notes was $3,758 as of June 30, 2021, which is included in accrued expenses and other liabilities on the consolidated balance sheet. The 2026 Notes have a carrying value of $318,642 as of June 30, 2021.

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

As of June 30, 2021, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(6,358)	(85,715)
Convertible senior subordinated notes, net	318,642	239,285
Finance leases	—	4
Total long-term debt and finance leases, net	318,642	239,289
Less current portion of finance leases	—	(4)
Total long-term debt, net	$318,642	$239,285

13.      Income Taxes

On February 12, 2021, the Company received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by the Company, that the Company met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, during the six months ended June 30, 2021, the Company recorded a deferred tax asset of $23,628 and a corresponding $23,628 increase to its valuation allowance. As of June 30, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

For the three and six months ended June 30, 2021, the Company recorded income tax expense of $133 and $332, respectively, primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in effective tax rates of (0.6)% and (0.8)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of June 30, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $508 and $3,875, respectively, which resulted in effective tax rates of 3.4% and 11.9%, respectively. The effective tax rate differed from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that limited the realizability of the Company’s net deferred tax assets as of June 30, 2020. Accordingly, the tax benefit was limited due to unbenefited losses in the three and six months ended June 30, 2020.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,200,244 shares on January 2, 2021. As of June 30, 2021, 1,604,825 shares were available for future grants under the 2016 Plan.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Restricted Common Stock

The following table summarizes the restricted stock award activity under the 2016 Plan for the six months ended June 30, 2021:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2020	1,386,908	$44.14
Granted	761,062	52.98
Vested	(453,696)	48.70
Forfeited	(35,793)	56.72
Outstanding at June 30, 2021	1,658,481	$46.68

For the three months ended June 30, 2021 and 2020, $10,124 and $4,809 of expense, respectively, was recognized related to restricted stock awards, excluding performance-based restricted stock awards described below. For the six months ended June 30, 2021 and 2020, $16,399 and $8,948 of expense was recognized related to restricted stock awards, respectively. As of June 30, 2021, there was unrecognized compensation expense of $60,164 related to non-vested restricted stock awards, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.8 years.

Performance-Based Equity Awards

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants vest subject to certain performance conditions being achieved during the two-year period ending March 2, 2022. The awards have a grant-date fair value of $56.14 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized no stock-based compensation expense related to these grants for the six months ended June 30, 2021 as the achievement of the underlying performance conditions was considered unlikely. As of June 30, 2021, there was $600 of unrecognized compensation expense related to these performance-based restricted stock awards.

On October 29, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 26,400 shares of restricted stock to certain employees, of which 1,400 expired on April 30, 2021. The remaining grants vest subject to the achievement of certain milestones achieved through December 31, 2021. The awards have a grant-date fair value of $35.95 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized $148 and $362 of stock-based compensation expense related to these grants for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $384 of unrecognized compensation expense related to these performance-based restricted stock awards.

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. As of June 30, 2021, the number of Target Shares was 92,725 shares. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the Target Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. For the three and six months ended June 30, 2021, the Company recognized $216 of stock-based

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

compensation expense related to the performance stock units. As of June 30, 2021, the maximum number of achievable performance stock units was 185,450 performance stock units and the maximum unrecognized compensation expense was $7,968.

Other Stock Awards

During the first quarter of 2021, the Board approved the grant of stock awards to certain non-employee directors and to a consultant pursuant to the 2016 Plan. The awards provided for the issuance of 1,416 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $40.85 per share. For the six months ended June 30, 2021, the Company recorded $58 of expense related to these stock awards.

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

Stock Options

The Company recorded $1,861 and $2,364 of stock-based compensation expense related to employee and non-employee stock options for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $3,916 and $4,871 of stock-based compensation expense related to employee and non-employee stock options for the six months ended June 30, 2021 and 2020, respectively. The Company records forfeitures as they occur.

The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
Valuation assumptions:	2021	2020
Expected volatility	58.57%	56.10%
Expected term (years)	5.48	5.25
Risk-free interest rate	0.50%	1.21%
Dividend yield	—	—

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2021 and 2020 was $28.26 and $33.78 per share, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2021:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2020	2,096,556	$27.74
Granted	2,500	55.01
Exercised	(308,899)	10.96
Forfeited	(48,692)	43.09
Outstanding at June 30, 2021	1,741,465	$30.33	5.9	$38,570
Options vested and expected to vest at June 30, 2021	1,741,465	$30.33	5.9	$38,570
Exercisable at June 30, 2021	1,449,118	$25.92	5.6	$37,643

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $10,601 and $9,656, respectively.

As of June 30, 2021, there was $8,666 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises for the six months ended June 30, 2021 and 2020 was $3,082 and $2,312, respectively.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue - product	$337	$193	$596	$375
Cost of revenue - service	1,340	839	2,419	1,602
Research and development	2,826	1,071	4,261	2,480
Sales and marketing	899	523	1,967	1,051
General and administrative	6,947	4,547	11,708	8,802
Total stock-based compensation expense	$12,349	$7,173	$20,951	$14,310

Employee Stock Purchase Plan

In February 2021, the Company adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 Annual Meeting in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of June 30, 2021.

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

The acquisition-related contingent consideration was measured at fair value on a recurring basis and included the use of significant unobservable inputs, hence, these instruments represented Level 3 measurements within the fair value hierarchy. During the third quarter of 2020, pursuant to the terms of the stock purchase agreement, the Company elected to accelerate the payment of the acquisition-related contingent consideration for an aggregate payment amount of $13,413. Due to the accelerated payment of the Cognify acquisition-related contingent consideration, the acquisition-related contingent consideration payment amount was fixed and was no longer classified within the fair value hierarchy. The acquisition-related contingent consideration was partially paid during 2020 by cash payments of $6,394 and the issuance of 135,434 shares of the Company’s common stock, with a fair value of $6,853. The Company made the final cash payment of $166 in full satisfaction of the remaining acquisition-related contingent consideration liability in January 2021.

During the six months ended June 30, 2020, the Company recorded a $700 charge for the change in the fair value of Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2021:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$318,642	$328,253

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

As of June 30, 2021 and December 31, 2020 the Company had $1,549 and $1,985 due to Thrifty Drug as a result of prescription drug purchases.

In June 2021, the Company entered into an updated agreement with its provider of hosting services. The agreement is effective June 3, 2021 and expires on April 28, 2024, and commits the Company to a minimum purchase obligation of $1,240 over the contract term.

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

Adjusted EBITDA consists of net loss plus certain other expenses, which includes interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of acquisition-related contingent consideration (income) expense, settlement costs, severance expense incurred in 2021 related to a realignment of resources, acquisition-related expense, and stock-based compensation expense. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Revenue:
Three Months Ended June 30, 2021
Product revenue	$46,858	$24	$46,882
Service revenue
PACE solutions	14,347	—	14,347
Medication safety services	—	11,055	11,055
Software subscription and services	—	10,025	10,025
Total service revenue	14,347	21,080	35,427
Total revenue	$61,205	$21,104	$82,309

Three Months Ended June 30, 2020
Product revenue	$38,930	$443	$39,373
Service revenue
PACE solutions	11,522	—	11,522
Medication safety services	—	15,707	15,707
Software subscription and services	—	10,232	10,232
Total service revenue	11,522	25,939	37,461
Total revenue	$50,452	$26,382	$76,834

Six Months Ended June 30, 2021
Product revenue	$88,700	$160	$88,860
Service revenue
PACE solutions	28,266	—	28,266
Medication safety services	—	21,780	21,780
Software subscription and services	—	20,083	20,083
Total service revenue	28,266	41,863	70,129
Total revenue	$116,966	$42,023	$158,989

Six Months Ended June 30, 2020
Product revenue	$76,017	$443	$76,460
Service revenue
PACE solutions	23,093	—	23,093
Medication safety services	—	30,027	30,027
Software subscription and services	—	20,081	20,081
Total service revenue	23,093	50,108	73,201
Total revenue	$99,110	$50,551	$149,661

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Three Months Ended June 30, 2021
Adjusted EBITDA (loss)	$14,059	$3,050	$(11,146)	$5,963

Three Months Ended June 30, 2020
Adjusted EBITDA (loss)	$12,077	$4,697	$(9,640)	$7,134

Six Months Ended June 30, 2021
Adjusted EBITDA (loss)	$26,969	$4,914	$(22,321)	$9,562

Six Months Ended June 30, 2020
Adjusted EBITDA (loss)	$23,825	$7,528	$(19,412)	$11,941

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(21,081)	$(14,310)	$(40,573)	$(28,747)
Add:
Interest expense, net	2,182	4,668	4,729	9,278
Income tax expense (benefit)	133	(508)	332	(3,875)
Depreciation and amortization	11,619	10,211	23,244	20,124
Change in fair value of acquisition-related contingent consideration (income) expense	—	(100)	—	600
Settlement	500	—	500	—
Severance expense	162	—	162	—
Acquisition-related expense	99	—	217	251
Stock-based compensation expense	12,349	7,173	20,951	14,310
Adjusted EBITDA	$5,963	$7,134	$9,562	$11,941

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the impacts of the ongoing COVID-19 pandemic and other health epidemics; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the health care industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vii) our ability to maintain relationships with a specified drug wholesaler; (viii) increasing consolidation in the healthcare industry; (ix) managing our growth effectively; (x) fluctuations in operating results; (xi) failure or disruption of our information technology and security systems; (xii) dependence on our senior management and key employees; (xiii) our future indebtedness and our ability to obtain additional financing, reduce expenses or generate funds when necessary; and (xiv) the risks described in Part I, Item 1A of our 2020 Form 10-K. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 74% and 26% of revenue, respectively, for both the three and six months ended June 30, 2021, and for 66% and 34% of revenue, respectively, for both the three and six months ended June 30, 2020. Our CareVention HealthCare segment provides our clients, primarily PACE programs, with medication fulfillment services, cloud-based software, pharmacy benefit management solutions, and clinical pharmacist services at the point of care. Our MedWise HealthCare segment provides our clients with cloud-based pharmacy software and clinical pharmacy programs.

Our results for the three and six months ended June 30, 2021 reflected improved product revenues on a year over year basis, offset by increased cost of product revenue and increased operating expenses, which primarily include research and development expenses, sales and marketing expenses, and general and administrative expenses. Our total revenues for the three and six months ended June 30, 2021 were $82.3 million and $159.0 million, respectively, compared to $76.8 million and $150.0 million for the three and six months ended June 30, 2020, respectively. We incurred net losses of $21.1 million and $40.6 million for the three and six months ended June 30, 2021, respectively, compared to net losses of $14.3 million and $28.7 million for the three and six months ended June 30, 2020, respectively. Adjusted EBITDA for the three and six months ended June 30, 2021 was $6.0 million and $9.6 million, respectively, compared to $7.1 million and $11.9 million for the three and six months ended June 30, 2020, respectively. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

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

Our largest CareVention HealthCare offering is our medication fulfillment services, which are built around our novel and proprietary Medication Risk Mitigation Matrix, or MRM Matrix, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and reminder packaging services utilize the MRM Matrix technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, pharmacy benefit management, or PBM, solutions, cloud-based electronic health records solutions and third-party administration services, which are all specifically tailored to the PACE market. Our CareVention HealthCare segment serves more than 140 healthcare organizations.

The CareVention HealthCare segment revenue model is primarily based on payments on a per-member per-month, or PMPM, basis, payments on a subscription basis, payments on a transaction basis, and payments for charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment is primarily comprised of service offerings from our acquisitions of SinfoníaRx in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we believe we are a leading provider of Medication Therapy Management, or MTM, software and services for Medicare, Medicaid, and commercial health plans, and we are also a leading provider of cloud-based patient engagement software and services to nearly 19,000 pharmacies nationwide.

Approximately 19,000 retail pharmacies and more than 280 health plans, including several Blue Cross Blue Shield organizations, Express Scripts, Humana, UnitedHealth Group, and WellCare, utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Enhanced MTM (a five-year Centers for Medicare & Medicaid Services Innovation Part D pilot that began January 1, 2017), Medicare Part D Star Ratings, Healthcare Effectiveness Data and Information Set (HEDIS) quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country employing more than 300 pharmacists. Within our MedWise HealthCare segment, we offer our cloud-based software and clinical pharmacist services through a number of different brands, including Tabula Rasa HealthCare®, MedWise®, RxCompanion, PrescribeWellness, and DoseMeRx.

The MedWise HealthCare segment revenue model is primarily based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

Our Strategy

In early 2020, we articulated a long-term growth strategy based on three key tenets:

1)	Further penetration of the PACE market by leveraging our existing CareVention HealthCare client base (90% of all PACE organizations utilize at least one of our solutions) and cross-selling to increase our average PMPM fee; organic member growth within our existing clients in part due to the acceleration of the National PACE Association’s PACE 2.0 initiative designed to significantly increase enrollment to 200,000 by 2028; and continued investments in our offerings to attract new PACE clients and, more broadly, Medicare Advantage organizations.

2)	Accelerating the adoption of our MedWise software and clinical pharmacy programs by health plans across all lines of business, including Medicare Part C and Part D, Medicaid managed care, and commercial clients with a focus on self-insured employer groups.

3)	Increasing the number of pharmacies licensing the entire PrescribeWellness solution set, including our MedWise platform module launched in July 2020, across our growing pharmacy footprint of nearly 19,000 pharmacies nationwide.

To supplement our organic growth, we made a total of six acquisitions from the beginning of 2018 through 2020, and we continue to evaluate strategic acquisitions across both segments of our business. As a result of our most recent acquisition, Personica, in October 2020 and our organic member growth, our PACE clients had a combined patient census of 44,947 at the end of 2020, which compares with 31,820 and 27,690 patients at the end of 2019 and 2018, respectively.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Revenues	$82,309	$76,834	$5,475	7%
Net loss	(21,081)	(14,310)	(6,771)	(47)
Adjusted EBITDA	5,963	7,134	(1,171)	(16)

	Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(Dollars in thousands)
Revenues	$158,989	$149,661	$9,328	6%
Net loss	(40,573)	(28,747)	(11,826)	(41)
Adjusted EBITDA	9,562	11,941	(2,379)	(20)

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of coronavirus (“COVID-19”), originating in Wuhan, China and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (“COVID-19 pandemic), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world.

As a result of the ongoing COVID-19 pandemic, we have experienced challenges with revenue growth. During 2020, the pandemic delayed the closing of client contracts and, in some cases, shifted project priorities and timelines, which we believed resulted in fewer business wins during 2020 and reduced future revenue. Overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) was below historical levels during 2020 and the first quarter of 2021, which reduced the CareVention HealthCare segment growth. Our MedWise HealthCare segment also had experienced delays in the timing of implementation, as well as a negative impact from COVID-19, on medication adherence initiatives. During the second quarter of 2021, we experienced some recovery from the COVID-19 pandemic impact, including a material improvement in PACE census growth during the second quarter of 2021 as compared to the first quarter of 2021 and the second quarter of 2020.

Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, as well as the factors discussed in Part Item 1A, “Risk Factors” in our 2020 Form 10-K, we are not able to predict the continuing effects that the COVID-19 pandemic may have on our results of operations, financial condition, or liquidity for 2021. As of the date of this quarterly report on Form 10-Q, we have not experienced a significant disruption in operations as a result of the COVID-19 pandemic. We continue to actively monitor the COVID-19 pandemic and are prepared to mitigate potential adverse impacts to our business, including its financial position, liquidity, operations, suppliers, industry, and workforce.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended June 30, 2021 and 2020, product sales represented 57% and 51% of our total revenue, respectively, and service revenue represented 43% and 49% of our total revenue, respectively. For the six months ended June 30, 2021 and 2020, product sales represented 56% and 51% of our total revenue, respectively, and service revenue represented 44% and 49% of our total revenue, respectively.

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

Medication Safety Services

We provide medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and clinical encounter completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety services, and when medication reviews and clinical encounters are completed. We generally bill for the medication safety services on a monthly basis.

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

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense. For the three months ended June 30, 2021 and 2020, medication costs represented 81% and 77% of our total product costs, respectively. For the six months ended June 30, 2021 and 2020, medication costs represented 80% and 79% of our total product costs, respectively. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation for personnel; technology expenses; direct overhead expenses; and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

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

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. These personnel include employees engaged in scientific research, healthcare analytics, the design and development of new scientific algorithms, and in the enhancement of our software and technology platforms. Research and development expenses also include fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

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

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, strategy, legal and executive management as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting and accounting services, and allocated overhead. General and administrative expenses are expensed when incurred.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Convertible Notes, our 2020 Credit Facility, and the promissory notes related to the Personica acquisition purchase consideration. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Product revenue	$46,882	$39,373	$7,509	19%	$88,860	$76,460	$12,400	16%
Service revenue	35,427	37,461	(2,034)	(5)	70,129	73,201	(3,072)	(4)
Total revenue	82,309	76,834	5,475	7	158,989	149,661	9,328	6
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	35,085	29,042	6,043	21	66,556	56,241	10,315	18
Service cost	22,178	22,656	(478)	(2)	44,734	43,530	1,204	3
Total cost of revenue, exclusive of depreciation and amortization	57,263	51,698	5,565	11	111,290	99,771	11,519	12
Operating expenses:
Research and development	5,922	3,821	2,101	55	9,909	8,649	1,260	15
Sales and marketing	6,323	5,027	1,296	26	12,568	10,567	2,001	19
General and administrative	19,948	16,327	3,621	22	37,490	33,294	4,196	13
Change in fair value of acquisition-related contingent consideration (income) expense	—	(100)	100	(100)	—	600	(600)	(100)
Depreciation and amortization	11,619	10,211	1,408	14	23,244	20,124	3,120	16
Total operating expenses	43,812	35,286	8,526	24	83,211	73,234	9,977	14
Loss from operations	(18,766)	(10,150)	(8,616)	(85)	(35,512)	(23,344)	(12,168)	(52)
Interest expense, net	2,182	4,668	(2,486)	(53)	4,729	9,278	(4,549)	(49)
Loss before income taxes	(20,948)	(14,818)	(6,130)	(41)	(40,241)	(32,622)	(7,619)	(23)
Income tax expense (benefit)	133	(508)	641	126	332	(3,875)	4,207	109
Net loss	$(21,081)	$(14,310)	$(6,771)	(47)	$(40,573)	$(28,747)	$(11,826)	(41)

Comparison of the Three Months Ended June 30, 2021 and 2020

Product Revenue

Product revenue increased $7.5 million, or 19%, to $46.9 million for the three months ended June 30, 2021 compared to the same period in 2020. New business acquired from the October 2020 Personica acquisition contributed approximately $2.1 million to this increase. Excluding the acquisition, approximately $4.4 million of the increase was attributable to increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix. Medications dispensed on behalf of CareVention by our community pharmacy network increased $1.4 million resulting from amended client agreements. In addition, new CareVention HealthCare clients that started services after the end of the second quarter in 2020 contributed $229 thousand to the increase in product revenue during 2021. The increase in product revenue was partially offset by a $653 decrease in COVID-19 test kits sold through our CareVention HealthCare segment and PrescribeWellness pharmacy network.

Service Revenue

Service revenue decreased $2.0 million, or 5%, to $35.4 million for the three months ended June 30, 2021 compared to the same period in 2020.

Service revenues generated by our MedWise HealthCare segment decreased by approximately $4.9 million, or 19%, to $21.1 million for the three months ended June 30, 2021, as compared to the same period in 2020. Medication safety services decreased $4.7 million primarily as a result of a large MTM client contract client that did not renew in 2021 and a shift in the timing of delivery of MTM clinical interventions to be more balanced throughout the year.

CareVention HealthCare service revenues increased by approximately $2.8 million, or 25%, to $14.3 million for the three months ended June 30, 2021 as compared to the same period in 2020. The acquisition of Personica in October 2020 contributed approximately $2.0 million to the increase. The remaining increase was attributable to new clients and growth with existing clients.

Cost of Product Revenue

Cost of product revenue increased $6.0 million, or 21%, to $35.1 million for the three months ended June 30, 2021 as compared to the same period in 2020. New business acquired from the Personica acquisition contributed approximately $1.9 million to the increase in cost of product revenue. Excluding the acquisition, approximately $3.5 million of the change was due to increased medication volume from growth in the number of patients served by our existing customers. Medications dispensed on behalf of CareVention by our community pharmacy network increased $1.4 million resulting from amended client agreements. In addition, new clients in our CareVention HealthCare segment added since the second quarter of 2020 contributed $108 thousand to the increase. The increase in cost of product revenue was partially offset by a $562 thousand decrease of COVID-19 test kits sold.

Cost of Service Revenue

Cost of service revenue decreased $478 thousand, or 2%, to $22.2 million for the three months ended June 30, 2021 from $22.7 million for the three months ended June 30, 2020.

Cost of service revenue related to our CareVention HealthCare segment increased $2.3 million, or 31%, to $10.0 million for the three months ended June 30, 2021, as compared to the same period in 2020. Of the total increase, $1.1 million related to the acquisition of Personica in October 2020. The remaining increase was primarily attributable to a $1.1 million increase in employee costs and investments in infrastructure in order to better scale the delivery of third party administrative services into markets outside of PACE.

Cost of service revenue related to our MedWise HealthCare segment decreased $2.8 million, or 19%, to $12.2 million for the three months ended June 30, 2021, as compared to the same period in 2020. This decrease is primarily driven by fewer clinical interventions performed, and is comprised of lower employee compensation costs due to a decrease in headcount, a decrease in the use of contracted resources to deliver medication safety services, and reduced printing and postage expenses.

Research and Development Expenses

Research and development expenses increased $2.1 million, or 55%, to $5.9 million for the three months ended June 30, 2021 as compared to the same period in 2020. Stock-based compensation costs increased $1.8 million primarily as a result of new grants issued to employees in 2021. The remaining increase is primarily attributable to increased technology-related expenses for new project management tools to support our software development teams.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million, or 26%, to $6.3 million for the three months ended June 30, 2021 from $5.0 million for the three months ended June 30, 2020. The increase is primarily attributable to a $605 thousand increase in employee compensation costs, of which $376 thousand relates to an increase in stock-based compensation expense compared to 2020. The remaining increase consisted of a $221 thousand increase related to virtual conferences and events and a 212 thousand increase in marketing related expenses, including consulting and public relations services, with the remaining increase primarily attributable to increased software licenses and technology-related expenses related to an enhanced client and marketing management tool.

General and Administrative Expenses

General and administrative expenses increased $3.6 million, or 22%, to $19.9 million for the three months ended June 30, 2021 as compared to the same period in 2020. The acquisition of Personica contributed $197 thousand to the increase in expenses, which consisted primarily of employee compensation costs, including stock-based compensation, and consulting expenses. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $3.4 million.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $2.9 million, which included a $2.4 million increase in stock-based compensation expense primarily related to equity awards granted during 2021. The remaining increase is primarily attributable to increases in business insurance premiums of $216 thousand and increases in technology-related spending.

Acquisition-related Contingent Consideration Expense

During the three months ended June 30, 2020, we recorded a $100 thousand gain to decrease the fair value of the Cognify acquisition-related contingent consideration primarily due to a decrease in the forecasted Adjusted EBITDA used in the contingent consideration payment calculation, offset by the impact of a decreased discount period to the final measurement date. No charges were incurred during the three months ended June 30, 2021 as the final amount of the Cognify acquisition-related contingent consideration liability was determined and fixed as of December 31, 2020. In the first quarter of 2021, we made the final cash payment of $166 thousand in full satisfaction of the remaining acquisition-related contingent consideration liability.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.4 million, or 13%, to $11.6 million for the three months ended June 30, 2021 from $10.2 million for the three months ended June 30, 2020. This increase was due to a $1.2 million increase in the amortization of capitalized software related to new software functionality placed into service since 2020 to support our CareVention HealthCare and MedWise HealthCare segments. Amortization expense also increased by $246 thousand primarily due to intangible assets from the Personica acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $2.2 million, a decrease of $2.5 million compared to the three months ended June 30, 2020. Of the total decrease, approximately $2.9 million relates to the adoption of ASU 2020-06 on January 1, 2021, which significantly reduced the amount of debt discount to be amortized. The decrease was partially offset by $267 thousand of interest expense on the 2020 Credit Facility and $108 thousand of interest expense on the acquisition-related notes payable related to the Personica acquisition.

Income Taxes

For the three months ended June 30, 2021, we recorded income tax expense of $133 thousand primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (0.6)%.The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of June 30, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended June 30, 2021.

For the three months ended June 30, 2020, we recorded an income tax benefit of $508 thousand, which resulted in an effective tax rate of 3.4%. The effective tax rate differed from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that limited the realizability of our net deferred tax assets as of June 30, 2020. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended June 30, 2020.

We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Comparison of the Six Months Ended June 30, 2021 and 2020

Product Revenue

Product revenue increased $12.4 million, or 16%, to $88.9 million for the six months ended June 30, 2021 compared to the same period in 2020. New business acquired from the October 2020 Personica acquisition contributed approximately $4.3 million to this increase. Excluding the acquisition, approximately $6.3 million of the increase was due to increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix. Medications dispensed on behalf of CareVention by our community pharmacy network increased $1.4 million resulting from amended client agreements. In addition, new CareVention HealthCare clients that started services after the end of the second quarter in 2020 contributed $382 thousand to the increase in cost of product revenue during 2021.

Service Revenue

Service revenue decreased $3.1 million, or 4%, to $70.1 million for the six months ended June 30, 2021 from $73.2 million for the six months ended June 30, 2020.

Service revenues generated by our MedWise HealthCare segment decreased by approximately $8.2 million, or 16%, to $41.9 million for the six months ended June 30, 2021, as compared to the same period in 2020. Medication safety services decreased $8.2 million primarily as a result of a large MTM client contract client that did not renew in 2021 and a shift in the timing of delivery of MTM clinical interventions to be more balanced throughout the year.

CareVention HealthCare service revenues increased by approximately $5.2 million, or 22%, to $28.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. The acquisition of Personica in October 2020 contributed $4.1 million to the increase. The remaining increase was attributable to new clients added and growth with existing clients since the second quarter of 2020.

Cost of Product Revenue

Cost of product revenue increased $10.3 million, or 18%, to $66.6 million for the six months ended June 30, 2021 as compared to the same period in 2020. New business acquired from the Personica acquisition contributed approximately $4.0 million to the increase. Excluding the acquisition, increased medication volume from growth in the number of patients served by our existing customers contributed approximately $5.2 million to the change. Medications dispensed on behalf of CareVention by our community pharmacy network increased $1.4 million resulting from amended client agreements. In addition, new clients in our CareVention HealthCare segment added since the second quarter of 2020 contributed $178 thousand to the increase. The increase in cost of product revenue was also due to a $246 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to an increase in employee compensation costs, including stock-based compensation, to support our overall growth.

Cost of Service Revenue

Cost of service revenue increased $1.2 million, or 3%, to $44.7 million for the six months ended June 30, 2021 from $43.5 million for the six months ended June 30, 2020.

Cost of service revenue related to our CareVention HealthCare segment increased $5.2 million, or 35%, to $19.8 million for the six months ended June 30, 2021, as compared to the same period in 2020. Of the total increase, $2.1 million related to the acquisition of Personica in October 2020. The remaining increase was primarily related to investments in infrastructure, including increased personnel and employee costs, in order to better scale the delivery of third party administrative services into markets outside of PACE.

Cost of service revenue related to our MedWise HealthCare segment decreased $4.0 million, or 14%, to $24.9 million for the six months ended June 30, 2021, as compared to the same period in 2020. This decrease is primarily driven by fewer clinical interventions performed, and comprised of lower employee compensation costs due to a decrease in headcount, a decrease in the use of contracted resources to deliver medication safety services, and reduced printing and postage expenses.

Research and Development Expenses

Research and development expenses increased $1.3 million, or 15%, to $9.9 million for the six months ended June 30, 2021 as compared to the same period in 2020. Stock-based compensation costs increased $1.8 million primarily as a result of equity awards granted during 2021. The increase in stock-based compensation expense was offset by a decrease in employee compensation costs, excluding stock-based compensation, and professional services primarily due to the capitalization of additional development initiatives to enhance our software, specifically the software supporting our CareVention HealthCare and MedWise HealthCare offerings.

Sales and Marketing Expenses

Sales and marketing expenses increased $2.0 million, or 19%, to $12.6 million for the six months ended June 30, 2021 from $10.6 million for the six months ended June 30, 2020. The increase is primarily attributable to a $1.3 million increase in employee compensation costs, of which $916 thousand relates to an increase in stock-based compensation expense compared to 2020. The remaining increase primarily consisted of a $399 thousand increase in marketing related expenses, including consulting and public relations services, and a $265 thousand increase in software licenses and technology-related expenses, primarily related to an enhanced client and marketing management tool.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 13%, to $37.5 million for the six months ended June 30, 2021 as compared to the same period in 2020. The acquisition of Personica contributed $372 thousand to the increase in expenses, which consisted primarily of employee compensation costs, including stock-based compensation, and consulting services. Excluding costs related to the acquisition, general and administrative expenses increased by approximately $3.8 million.

The increase in general and administrative expenses was primarily attributable to a $2.9 million increase in stock-based compensation expense, primarily related to equity awards granted during 2021. The increase in general and administrative expenses was also due to a $399 thousand increase in business insurance premiums to support our business growth. The remaining increases are primarily attributable to higher technology-related spending and acquisition-related expenses for the Personica integration.

Acquisition-related Contingent Consideration Expense

During the six months ended June 30, 2020, we recorded a $600 thousand charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to a decreased discount period to the final measurement date. No charges were incurred during the six months ended June 30, 2021 as the final amount of the Cognify acquisition-related contingent consideration liability was determined and fixed as of December 31, 2020. In the first quarter of 2021, we made the final cash payment of $166 thousand in full satisfaction of the remaining acquisition-related contingent consideration liability.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.1 million, or 16%, to $23.2 million for the six months ended June 30, 2021 from $20.1 million for the six months ended June 30, 2020. This increase was due to a $2.4 million increase in the amortization of capitalized software related to new software functionality placed into service since 2020 to support our CareVention HealthCare and MedWise HealthCare segments. Amortization expense also increased by $763 thousand primarily due to intangible assets from the Personica acquisition.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $4.7 million, a decrease of $4.5 million compared to the six months ended June 30, 2020. Of the total decrease, approximately $5.7 million relates to the adoption of ASU 2020-06 on January 1, 2021, which significantly reduced the amount of debt discount to be amortized. The decrease was partially offset by $528 thousand of interest expense on the 2020 Credit Facility and $362 thousand of interest expense on the acquisition-related notes payable related to the Personica acquisition.

Income Taxes

On February 12, 2021, we received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by us, that we met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, during the six months ended June 30, 2021, we recorded a deferred tax asset of $23.6 million and a corresponding $23.6 million increase to our valuation allowance. As of June 30, 2021, we have recorded a full valuation allowance against our deferred tax assets.

For the six months ended June 30, 2021, we recorded income tax expense of $332 thousand primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (0.8)%.The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of June 30, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the six months ended June 30, 2021.

For the six months ended June 30, 2020, we recorded an income tax benefit of $3.9 million, which resulted in an effective tax rate of 11.9%. The effective tax rate differs from the U.S. statutory tax rate primarily due to an increase in the valuation allowance that limited the realizability of our net deferred tax assets as of June 30, 2020. Accordingly, the tax benefit was limited due to unbenefited losses in the six months ended June 30, 2020.

We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which includes interest expense, provision (benefit) for income tax, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, settlement costs, severance expense incurred in 2021 related to a realignment of resources, acquisition-related expense, and stock-based compensation expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We present Adjusted EBITDA because it is one of the measures used by our management and board of directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors' understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(21,081)	$(14,310)	$(40,573)	$(28,747)
Add:
Interest expense, net	2,182	4,668	4,729	9,278
Income tax expense (benefit)	133	(508)	332	(3,875)
Depreciation and amortization	11,619	10,211	23,244	20,124
Change in fair value of acquisition-related contingent consideration (income) expense	—	(100)	—	600
Settlement	500	—	500	—
Severance expense	162	—	162	—
Acquisition-related expense	99	—	217	251
Stock-based compensation expense	12,349	7,173	20,951	14,310
Adjusted EBITDA	$5,963	$7,134	$9,562	$11,941

Adjusted Diluted Net Income (Loss) Per Share, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results and trends and allows for comparability with our peer company index and industry and to be more consistent with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net loss before fair value adjustments for acquisition-related contingent consideration, amortization of acquired intangibles, amortization of debt discount and issuance costs, settlement cost, severance expense incurred in 2021 related to a realignment of resources, acquisition-related expense, stock-based compensation expense, and the tax impact using a normalized tax rate on pre-tax income adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue.

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	(In thousands except per share amounts)				(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(21,081)	$(0.91)	$(14,310)	$(0.66)	$(40,573)	$(1.75)	$(28,747)	$(1.34)
Adjustments:
Change in fair value of acquisition-related contingent consideration (income) expense	—		(100)		—		600
Amortization of acquired intangibles	7,069		6,823		14,408		13,645
Amortization of debt discount and issuance costs	402		3,215		904		6,367
Settlement	500		—		500		—
Severance expense	162		—		162		—
Acquisition-related expense	99		—		217		251
Stock-based compensation expense	12,349		7,173		20,951		14,310
Impact to income taxes (1)	229		(1,109)		1,149		(4,544)
Adjusted net (loss) income and Adjusted Diluted EPS	$(271)	$(0.01)	$1,692	$0.07	$(2,282)	$(0.10)	$1,882	$0.08

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income or loss adjusted for the respective items above and then subtracting or adding the tax benefit or provision, respectively, as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	23,268,131	21,556,646	23,140,043	21,465,772
Adjustments:
Weighted average dilutive effect of stock options	—	1,332,551	—	1,358,715
Weighted average dilutive effect of restricted stock	—	510,783	—	497,881
Weighted average dilutive effect of contingent shares	—	58,409	—	66,989
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,268,131	23,458,389	23,140,043	23,389,357

(1)	For the three and six months ended June 30, 2021, we accounted for the convertible senior subordinated notes utilizing the if-converted method in accordance with the guidance under ASU 2020-06 effective January 1, 2021 (see Note 2 in the notes to the consolidated financial statements). Under this method, we are required to presume that the convertible senior subordinated notes are converted at the beginning of the current period and settled entirely in our common stock. However, no potential shares are assumed outstanding and are excluded from the diluted EPS calculation if including them would have an anti-dilutive effect. For the three and six months ended June 30, 2021, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2020, under the previous accounting standard, we accounted for the convertible senior subordinated notes utilizing the treasury stock method. Under this method, we presumed that we would settle the notes entirely or partly in cash. The underlying shares issuable upon conversion of the notes were excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeded their conversion price of $69.95 per share. For the three and six months ended June 30, 2020, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred a net loss of $40.6 million and $28.7 million for the six months ended June 30, 2021 and 2020, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. At June 30, 2021, we had unrestricted cash of $12.3 million. We believe that our operating cash flows and other sources of liquidity are sufficient to meet our cash requirements for the next 12 months and beyond.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$900	$3,388
Net cash used in investing activities	(14,981)	(10,345)
Net cash provided by financing activities	2,471	2,260
Net decrease in cash and restricted cash	$(11,610)	$(4,697)

Operating Activities

Net cash provided by operating activities was $900 thousand for the six months ended June 30, 2021 and consisted of our net loss of $40.6 million and changes in our operating assets and liabilities totaling $4.1 million, offset by the addition of noncash items of $45.6 million. The noncash items primarily included $23.2 million of depreciation and amortization expense, $21.0 million of stock-based compensation expense, $1.2 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $263 thousand change in net deferred taxes, offset by acquisition-related contingent consideration paid of $67 thousand related to the Cognify acquisition. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets, an increase in other assets, and an increase in accounts receivable. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our pharmacy benefit management solutions. The increase in other assets was primarily due to an increase in nontrade receivables, and the increase in accounts receivable was primarily due to revenue growth within our CareVention HealthCare segment. The change in operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2020 and consisted of our net loss of $28.7 million and changes in our operating assets and liabilities totaling $5.6 million, offset by the addition of noncash items of $37.7 million. The noncash items primarily included $20.1 million of depreciation and amortization expense, $14.3 million of stock-based compensation expense, $6.6 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, and $600 thousand related to the change in fair value of the Cognify acquisition-related contingent consideration, offset by changes in net deferred taxes of $3.9 million. The change in operating assets and liabilities was primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses and other liabilities. The increase in accounts receivable was attributable to growth across our business lines as a result of new clients and growth in existing clients, as well as timing of client payments. The decrease in accounts payable and accrued expenses and other liabilities was primarily due to timing of vendor payments and lower accrued employee compensation costs, partially offset by an increase in accrued contract labor and an increase in contract liability balances related to performance obligations for our services. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets due to payments received related to prior year contract asset balances.

Investing Activities

Net cash used in investing activities was $15.0 million for the six months ended June 30, 2021 and $10.3 million for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 reflected $14.0 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $970 thousand in purchases of property and equipment primarily to support technology-related needs and infrastructure at our pharmacies, call center locations, and Moorestown, New Jersey headquarters, and improvements for our new office space in Eden Prairie, Minnesota to support our health plan management services.

Net cash used in investing activities for the six months ended June 30, 2020 reflected $8.9 million in software development costs for our CareVention Healthcare and MedWise HealthCare technologies. The net cash used in investing activities also reflected $1.4 million in purchases of property and equipment, primarily related to equipment and improvements for our call center space in Tucson, Arizona to support our medication safety services, improvements for our expanded office space at our Moorestown, New Jersey headquarters, and equipment to support the pharmacy at our Moorestown, New Jersey location.

Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $2.3 million for the six months ended June 30, 2020. Financing activities for the six months ended June 30, 2021 primarily reflected $12.5 million of borrowings on our 2020 Credit Facility to fund the repayment of the first and second promissory notes in connection with the Personica acquisition, and $3.1 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2021 was partially offset by repayments of $13.0 million related to the first and second promissory notes in connection with the Personica acquisition and $99 thousand for the payment of the Cognify acquisition-related contingent purchase price consideration.

Financing activities for the six months ended June 30, 2020 primarily reflected $2.3 million of proceeds received from the exercise of stock options, which was offset by $52 thousand in payments of long-term debt and finance leases.

Funding Requirements

On December 18, 2020, we entered into a Loan and Security Agreement with Western Alliance Bank, or the 2020 Credit Facility, which provides for a $120.0 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility matures on May 16, 2025. We have $97.5 million of unused commitments under the 2020 Credit Facility, and we were in compliance with all financial and operating covenants related to the 2020 Credit Facility as of June 30, 2021.

We believe that our unrestricted cash of $12.3 million as of June 30, 2021 and cash flows from continuing operations will be sufficient to fund our planned operations through at least August 2022. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity. There can be no assurance that additional capital resources, including debt and equity financing, will be available to us on terms that we find acceptable, or at all.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2020 Form 10-K.

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

There have been no material changes in our critical accounting policies during the three and six months ended June 30, 2021, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2020 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2020 Form 10-K, for the three and six months ended June 30, 2021.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first two quarters of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
10.1	Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan	8-K	6/17/2021	10.1
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

X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase Document				X
101.DEF	Inline XBRL Definition Linkbase Document				X
101.LAB	Inline XBRL Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30 2021, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: August 6, 2021	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2021	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)