Form 10-K
period 2021-12-31
Tabula Rasa HealthCare, Inc.
filed 2022-02-25
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $647,821,150 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, computed based on the closing price on such date.

As of February 16, 2022, the Registrant had 25,731,807 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed subsequently and delivered to stockholders in connection with the 2022 annual meeting of stockholders are incorporated herein by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

●	our expectations regarding industry and market trends, including the expected growth and continued structural change and consolidation in the market for healthcare in the United States;
●	our expectations about the growth of Programs of All-Inclusive Care for the Elderly organizations;
●	our expectations about private payers establishing their own at-risk programs;
●	the advantages of our solutions as compared to those of competitors;
●	our estimates about our financial performance and that some of our expenses will decline as a percentage of total revenue;
●	the visibility into future cash flows from our business model;
●	our growth strategy, including our ability to grow our client base;
●	our plans to further penetrate existing markets and enter new markets;
●	expectations of earnings, revenue, and other financial items;
●	plans, strategies, and objectives of management for future operations;
●	our ability to establish and maintain intellectual property rights;
●	our ability to retain and hire necessary associates and appropriately staff our operations;
●	future capital expenditures;
●	future economic conditions or performance;
●	our plans to pursue strategic acquisitions and partnerships and international expansion;
●	our plans to expand and enhance our solutions; and
●	our estimates regarding capital requirements and needs for additional financing.

These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

●	our ability to adapt to changes or trends within the market for healthcare in the United States;
●	a significant increase in competition from a variety of companies in the healthcare industry;
●	developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards;
●	the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients;
●	the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control;
●	our ability to maintain relationships with Thrifty Drug Stores, Inc., a group purchasing organization;
●	increasing consolidation in the healthcare industry;
●	managing our growth effectively;
●	fluctuations in operating results;
●	failure or disruption of our information technology and security systems, or of those of our third-party vendors;
●	dependence on our senior management and key employees;

●	our future indebtedness and our ability to obtain additional financing, reduce expenses, or generate funds when necessary;
●	our ability to achieve profitability in the future;
●	changes or delays in the regulatory process;
●	adverse economic and political conditions;
●	our ability to successfully integrate acquired businesses into our business and realize the anticipated synergies and related benefits of these acquisitions;
●	the volatility of our stock price;
●	the impact of changes in tax laws; and
●	those discussed in the section titled “Risk Factors” included in Item 1A. of Part I of this Annual Report on Form 10-K, and the risks discussed in our other filings with the Securities and Exchange Commission, or the SEC.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless the context requires otherwise, the terms the “Company,” “Tabula Rasa HealthCare, Inc.,” “we,” “us,” and “our” mean Tabula Rasa HealthCare, Inc., a Delaware Corporation, and its consolidated subsidiaries.

Websites Used in This Report

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

Trademarks Used in This Report

Trademarks or service marks owned by us, when first used in each item of this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the item, the symbols may be omitted.

Part I

Item 1.Business

Overview

Tabula Rasa HealthCare, Inc. is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events (“ADEs”), so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. We also believe we have the most extensive clinical tele-pharmacy network in the United States (“U.S.”), with seven call centers across the country, a number of which are tethered to academic institutions. Health plans and pharmacies nationwide use our solutions to assist them in meeting a range of value-based payment requirements and quality improvement benchmarks. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance precision pharmacotherapy research and its application in clinical practice, and our culture.

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare. Our CareVention HealthCare segment provides our clients, primarily organizations with Programs of All-Inclusive Care for the Elderly (“PACE”), with medication fulfillment services, cloud-based software, pharmacy benefit management (“PBM”) solutions, and clinical pharmacist services at the point-of-care. Our MedWise HealthCare segment provides our clients, primarily health plans and retail pharmacies, with cloud-based software and full-service clinical pharmacy programs.

CareVention HealthCare

CareVention HealthCare primarily services PACE, which is a Centers for Medicare & Medicaid Services (“CMS”) sponsored program providing comprehensive medical and social services to adults age 55 and older who need a nursing facility level of care but can live safely in community settings. Our clients include ArchCare Senior Life, Trinity Health, Palm Beach PACE, St. Paul’s PACE, and Welbe Health. We access the market through a number of different service lines and brands, including CareKinesis®, Capstone Risk Adjustment Services, CareVention Consulting™, PACElogic™, TruChart®, PeakTPA, PersonifilRx®, and Pharmastar®.

Our largest CareVention HealthCare revenue offering is our medication fulfillment services, which are built around our novel and proprietary MedWise technology, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and adherence packaging services utilize MedWise technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, PBM solutions, cloud-based electronic health records solutions, and third-party administration services, which are all specifically tailored to the PACE market. Our CareVention HealthCare segment serves more than 150 healthcare organizations.

The CareVention HealthCare segment revenue model is primarily based on payments on a per-member per-month (“PMPM”) basis, payments on a subscription basis, payments on a transaction basis, and payments for charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment promotes medication safety and adherence to improve patient outcomes, reduce healthcare costs, and strengthen patient engagement through our cloud-based software and clinical pharmacist services.

MedWise HealthCare is primarily comprised of service offerings from our acquisitions of the SinfoníaRx business (“SinfoníaRx”) in September 2017 and Prescribe Wellness, LLC (“PrescribeWellness”) in March 2019. As a result of these acquisitions, we believe that we are one of the leading providers of medication therapy management (“MTM”) software and services for Medicare, Medicaid, and commercial health plans, and that we are a leading provider of cloud-based patient engagement software and services for retail pharmacies.

Approximately 18,000 retail pharmacies and more than 350 health plans, including several Blue Cross Blue Shield organizations, Express Scripts, Humana, UnitedHealth Group, and WellCare, utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Medicare quality improvement programs, Healthcare Effectiveness Data and Information Set (“HEDIS”) quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country.

The MedWise HealthCare segment revenue model is primarily based payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention, which represents the MedWise HealthCare segment’s largest source of revenue.

Industry and Market

We believe demographic, legislative, and industry trends support our long-term growth targets. According to data from the U.S. Census Bureau, the number of Americans age 65 and older, or seniors, is expected to reach 74.1 million by 2030, which will represent more than one in five Americans. An April 2020 report from the Lown Institute noted polypharmacy (defined as the simultaneous use of five or more medications) has reached “epidemic proportions”. The Lown Institute stated that 40% of seniors are taking five or more prescription medications to treat the growing prevalence of multiple chronic conditions, including heart disease, diabetes, asthma, high blood pressure, and cancer.

From a legislative perspective, we believe that important drivers supporting our growth are: the long-term transition to value-based care; CMS Medicare Part C and Part D regulations governing Star Ratings; and the changing pharmacy landscape, including the expanding scope and role of community pharmacists as highlighted by new state laws in Idaho, New Mexico, Virginia, and West Virginia, which were enacted in 2020 and recognize pharmacists as providers and allow for reimbursement under Medicare Part B.

From an industry perspective, we are addressing a large and growing healthcare problem, which encompasses adverse drug events, or ADEs, compounded by the demographic trends described above. In 2020, 6.3 billion prescriptions were dispensed in the U.S. per IQVIA Institute, an increase of 1.77% from 2019. That year, prescriptions for chronic, persistent conditions accounted for nearly 80% of the total dispensed prescriptions. Also in 2018, an Annals of Pharmacology review estimated the annual cost of prescription-related morbidity and mortality resulting from non-optimized medication therapy at $528.4 billion including 275,689 deaths per year.

Our Growth Strategy

We continue to progress toward the long-term growth strategy that we had articulated in early 2020. Continued achievement of this long-term growth is based on three key tenets:

1)	Further penetration of the PACE market by leveraging our existing CareVention HealthCare membership base that includes more than 80% of all PACE members utilizing at least one of our solutions and cross-selling to increase our average PMPM fee; organic member growth within our existing clients in part due to: 1) the acceleration of the National PACE Association’s PACE 2.0 initiative designed to significantly increase enrollment to 200,000 by 2028, and 2) the growing influence of for-profit PACE operators; and continued investments in our offerings to attract new PACE members and, more broadly, Medicare Advantage organizations with a focus on dual-eligible beneficiaries.

2)	Accelerating the adoption of our MedWise software and clinical pharmacy programs by health plans across all lines of business, including Medicare Part C and Part D, Medicaid managed care, and commercial clients with a focus on self-insured employer groups. In addition, we are focused on addressing a broader set of medication-related Star Rating measures as the vast majority of our medication safety services revenue is derived from MTM.

3)	Increasing the number of pharmacies licensing the entire PrescribeWellness solution set across our growing pharmacy footprint of approximately 15,000 pharmacies nationwide.

To supplement our organic growth, we made a total of seven acquisitions from the beginning of 2018 through 2020, the most recent of which was Personica, LLC, (“Personica”) in October 2020. Our PACE clients had a combined patient census of 49,769 at the end of 2021, as compared to 44,947 and 31,820 patients at the end of 2020 and 2019, respectively.

Further Penetrate the Programs of All-Inclusive Care for the Older Adult Market

We believe we are the market leader in providing medication risk management services to PACE, a CMS-sponsored program through which participating healthcare organizations provide fully integrated healthcare services on an at-risk basis for older adults, most of whom are dually eligible for Medicare and Medicaid. Our medication management plus pharmacy fulfillment PACE clients cover approximately 35% of the total PACE enrollees nationwide at the end of 2021 as compared to 31% at the end of 2020.

We have organized our PACE offerings under our CareVention HealthCare segment, which offers comprehensive sets of solutions, including medication management services and fulfillment, PBM solutions, risk adjustment services, third-party administrator services, and electronic health records software. By organizing our sales and marketing resources under our CareVention HealthCare segment, we have streamlined efforts to facilitate cross-selling and increase the adoption of our services.

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

Continue Expansion into the Payer and At-Risk Provider Markets

We believe that the growth of government healthcare programs and the shift to value-based care models are creating opportunities to capture growing portions of the expanding healthcare market. Accordingly, we are actively targeting at-risk, value-based markets, including managed care organizations, physician provider groups, and self-insured employer groups. We have recently started leveraging our CareVention HealthCare portfolio of services to secure contracts with a number of start-up Medicare Advantage plans, and we expect to continue to further penetrate the broader Medicare market with our solutions.

The Enhanced MTM, or EMTM, program was a CMMI Part D pilot that began on January 1, 2017 and ended on December 31, 2021. In September 2021, we announced a peer-reviewed three-part series published in the American Journal of Managed Care validating that medication interventions informed by MedWise clinical decision support tools as part of the EMTM program improve health outcomes and lower healthcare costs. Specifically, the third study as part of this series highlights total healthcare cost savings of $958 per member per year.

Continue to Innovate and Expand Platform Offerings to Meet Evolving Market Needs

We believe our strategic investments in human capital, technology, and services position us to continue to pursue rapid innovation and expand our medication risk management solutions and other platform offerings to the broader healthcare marketplace. For example, we developed the MedWise Risk Score™, or MRS, and launched associated high-throughput medication risk stratification technology for identification of patients in need of clinical intervention.

Divestiture of Non-Core Assets

We are evaluating certain non-core assets to better align our corporate strategy and ultimately increase shareholder value. In February 2022, we commenced an initial plan to sell the DoseMe business, which we had acquired in January 2019. We recently began a search for the appropriate strategic acquirer, and we are continuing to evaluate additional divestiture options to sharpen our focus and drive increased revenue growth and profitability.

Selectively Pursue Strategic Acquisitions

Since our founding in 2009, we have successfully completed and integrated eleven acquisitions, which have significantly expanded our market footprint, enhanced our medication risk management offerings, and added valuable complementary services that can be sold into our existing customer base. We plan to continue to acquire assets and businesses and may enter into strategic partnerships that strengthen or expand our service offerings, capabilities and geographic reach and facilitate our entry into new markets. Our acquisition strategy is driven by our commitment to serving client needs, and we continuously assess the market for potential opportunities.

●	In 2017, we acquired SinfoníaRx and became a leading provider of MTM services to Medicare Part D plans. We currently service more than 350 health plans and 8.6 million lives across Medicare (Part C and Part D), Medicaid managed care, and the employer market.
●	In 2019, we acquired PrescribeWellness, a provider of cloud-based patient engagement solutions to retail pharmacy focusing on independent community pharmacies. At the end of 2021, we served approximately 15,000 pharmacies. We believe the pharmacy market is evolving and our customers are looking for new ways to generate revenue beyond prescription fulfillment, especially as pharmacists are granted greater prescriptive authority and provider status.
●	In 2020, we acquired Personica, a provider of pharmacy services, including 340B and Medicare Part D administration solutions to the PACE market. This addition to our CareVention HealthCare segment increased our pharmacy footprint, added a new set of pharmacy benefit management capabilities, and advanced our pharmacy offering to serve 340B entities, which represent some of the largest PACE programs, and, we believe, strengthens our ability to cross-sell highly complementary solutions.

Our Software and Services

Our Software

Our cloud-based software applications are designed to assist prescribers and pharmacists with patient engagement, identification and prioritization of high-risk patients, clinical decision support, documentation of clinical interactions, ordering medications and lab tests, and care management.

Most of our personalized medication risk management services are based on our MedWise® Science. For each patient, MedWise Science incorporates personal medical history data, summarizes the aggregate risk of the patient’s medications based on proprietary algorithms, and provides patient-specific clinical alerts for risk, including cognitive impairment, sedation, heart rhythm problems, and unintentional overdose. MedWise results may be utilized by prescribers independently or analyzed by our pharmacists to optimize patient medication regimens. Elements of MedWise are currently available in EireneRx®, MedWise® MTM software, TruChart®, PACElogic™, and the software platforms utilized by our DoseMeRx® and PrescribeWellness brands.

EireneRx

EireneRx is our cloud-based medication decision-support and e-prescribing platform. It includes an order entry module used by healthcare organizations to access patient medication-related information and our personalized proprietary MedWise Science on demand. EireneRx provides a shared patient medication profile that enables client-clinicians and our pharmacists to collaborate on medication management in real time. EireneRx provides MedWise dashboards, as well as a secure instant messaging feature, through which our pharmacists and PACE clinicians can communicate. EireneRx is integrated with our prescription fulfillment pharmacies and is capable of transmitting prescriptions to community pharmacies in the U.S.

MedWise MTM Software

MedWise MTM software is a scalable cloud-based platform designed to aid in the identification and resolution of medication and health-related problems. Through a patient-centric approach, our MedWise MTM software utilizes demographic data, pharmacy claims, medical claims, and other health information to identify at-risk patients. The potential and existing health problems are triaged based on urgency and complexity and resolved through telephonic consultations or video-based consultations with MTM providers using MedWise MTM software.

TruChart

TruChart offers electronic health records (“EHR”), care coordination and financial management in one program allowing PACE programs to track measurable outcomes in defined timeframes for the populations they serve.  Developed specifically for PACE, TruChart is a comprehensive, scalable, and secure technology solution that delivers PACE functionality. TruChart covers end-to-end functionality to manage care coordination, enrollments, authorizations, utilization management, scheduling, claims payment, interfaces, and reporting.

PACElogic

PACElogic delivers neatly organized, real-time shareable workflows covering all aspects of operations for PACE organizations and other small health plans. Capable of integrating with any EHR, PACElogic also delivers value as a robust, stand-alone solution. PACElogic offers an array of best-of-breed features including EHR, customer relationship management, claims adjudication, electronic data interchange, care management, coordination and planning, integration with community-based providers, and all federal and state required reporting. Clinical and non-clinical data are brought together into a unified health plan management system.

DoseMeRx

DoseMeRx is a unique decision support software that leverages clinically validated pharmacokinetic drug models, patient characteristics, drug concentrations, and genotypes to guide dose optimization, with a focus on community hospitals across the U.S. It is the world’s first precision dosing tool designed for clinical practice that uses Bayesian dosing methods. DoseMeRx digitally constructs a virtual model of a patient’s individual pharmacokinetics, then, calculates an accurate individualized dose to reach the therapeutic target. This model can also be used to simulate potential outcomes of different dosing regimens to ensure the best possible recommendation for every patient.

PrescribeWellness

PrescribeWellness has been empowering community pharmacies to expand their services, reach more patients, and improve Star Ratings since 2010. Compatible with 99% of pharmacy management systems, the PrescribeWellness core Patient Engagement Center platform provides a real-time dashboard of pharmacy transactions and key metrics including the ability to identify and communicate with patients for adherence and support services via text message, email, or a call recorded in their local pharmacist’s voice. The software’s task-based workflow helps staff fill orders, anticipate demand, and highlight any additional care a patient might need, such as medication synchronization, MTM, or a MedWise® Safety Review. Additional solutions assist with finding health insurance coverage, administering and managing vaccines, and accurately documenting and billing for clinical services.

Our Services

Our clinical pharmacist collaboration service, prescription fulfillment and adherence packaging service, health plan management services including risk adjustment and third party administrator services, and pharmacy benefit management services are designed to improve patient experiences and outcomes and contain costs. The revenue models under these service contracts typically include a fee assessed for each medication review, payments on a PMPM basis, payments on a subscription basis, and charges and dispensing fees for medication fulfillment.

Clinical Pharmacist Collaboration

We have teams of clinical pharmacists dedicated to performing both medication safety reviews, or MSRs, and comprehensive medication reviews, or CMRs. These interventions include one-on-one consultations with patients, as well as communications with prescribers. Clinical pharmacist recommendations can include guidance based on the clinical application of pharmacogenomic test results, assessment of the MedWise findings and of patient medical history, and optimization of medication regimens. Our clinical pharmacists provide these personalized medication recommendations through real-time digital and verbal communications. We provide clinical decision support, medication safety recommendations, and adherence support for patients nationwide.

Prescription Fulfillment and Adherence Packaging

We operate four prescription fulfillment pharmacies strategically located to efficiently distribute medications nationwide. Informed by each patient’s personalized MedWise Matrix, we package medications, synchronize fills, and aggregate doses by day and time-of-day. These measures increase the ease of adherence by patients to their optimized medication regimens. Using robotic dispensing machines, our scalable, high-performance systems allow for an array of medication packaging options that include multi-dose deep-well cards and multi-dose pouches.

Health Plan Management

Our health plan management services include risk adjustment services, through our Capstone Risk Adjustment Services offerings, and third-party administration services, through our PeakTPA service offerings.

Long-term optimization of risk adjustment outcomes is complex and, for many organizations, significantly affects financial performance. We take a prospective approach to risk adjustment beyond the typical strategy of providing retrospective reviews and claims data analysis. We specialize in helping clients optimize processes and systems to capture timely, complete, and accurate data. Through these services, we help PACE and other healthcare organizations remain compliant with regulations, make reliable comparisons to internal and external benchmarks and identify high-volume/high-cost issues for quality program initiatives.

We provide third-party administrator services that optimize health plans’ financial management functions and fulfill regulatory requirements. Our expertise in health plan management, particularly in PACE, enables our clients to focus on delivering high-quality care to their members. Our services include enrollment management, accounts receivable, claims adjudication, risk adjustment data submission, encounter data processing and submission, and Medicare Part D data submission.

Pharmacy Benefit Management Solutions

We provide PBM solutions to PACE and commercial organizations. These capabilities cover a broad range of administrative and clinical functions, including: claims processing, rebate administration and direct and indirect renumeration (“DIR”) reporting, drug utilization review programs, prescription drug event management, compliance and audit risk, plan-to-plan management, annual Medicare Part D bids, coordination of benefits, true out-of-pocket cost support, and government and state-level reporting.

Our Clients

Our clients are typically at-risk healthcare organizations, primarily PACE organizations, managed-care organizations, including government and commercial plans, retail pharmacies, and other provider groups. We have strong and long-standing relationships with our clients, in many cases providing services under multi-year contracts. As of December 31, 2021, our largest segment, CareVention HealthCare, served more than 150 healthcare organizations, predominantly PACE organizations. Our MedWise HealthCare segment served more than 350 health plans and approximately 18,000 retail pharmacies, including Walmart retail pharmacy locations across the U.S.

PACE Organizations

PACE, a federal and state collaboration, is one of only three established models serving the more than 12 million dual-eligible patient population in the U.S. and focuses on preventing institutional-based placement. PACE embodies many of the characteristics and trends affecting the healthcare industry as a whole, specifically value-based payment models and the desire for seniors to age in place. Our proof of concept was to provide medication risk management technology and services to PACE organizations, which are responsible for individuals who typically have complex medication regimens. Since our inception, we believe we have become the market-leader in providing PACE with medication services. Our PACE clients utilizing our medication risk management and pharmacy fulfillment services covered approximately 35% of the total PACE enrollees nationwide at the end of 2021. In addition, we also provide complimentary solutions to assist PACE organizations with operations.

Managed Care Organizations

According to CMS, at the end of 2021, 51.4 million Americans were enrolled in Medicare Part C (i.e., Medicare Advantage) and Part D (Prescription Drug Plan or PDP), a 3.0% increase as compared to the end of 2020, driven by growth in Medicare Advantage. In the past decade, the number of beneficiaries enrolled in Medicare Advantage (“MA”) plans has more than doubled to 27.3 million in 2021. MA enrollment increased 10.1% in 2021 and total enrollment is expected to grow to more than 40 million by 2030. The Congressional Budget Office projects MA to increase to nearly 51% of total Medicare enrollment or more than 80 million Americans by 2030. According to Medicaid.gov, there were 41.9 million adult lives covered under Medicaid as of June 2021, which represents 15.2% growth as compared to the same period a year ago. According to the Kaiser Family Foundation, 156.2 million Americans or 49% of the country’s total population is covered under employer-sponsored health insurance. Many of the health plans we currently contract with have multiple lines of business spanning Medicare, Medicaid and the self-funded employer market. We currently provide a range of clinical programs, including MTM, medication adherence, opioid management, and medication safety reviews to these markets. We believe our solutions are broadly applicable throughout the managed care landscape, including to self-funded employer groups.

At-Risk Provider Groups

We contract with at-risk provider groups across the country to provide care transition support and comprehensive medication management services.  We risk-stratify patient cohorts for these groups and identify patients at risk for medication problems. We then collaborate with these groups on interventions to mitigate that risk. These interventions are performed by our clinical teams, or in some cases, by employees of the at-risk provider who we have trained and certified.

Intellectual Property

We create, own, and maintain various intellectual property assets that, in the aggregate, are of material importance to our business. Our intellectual property assets include: six issued patents and nineteen pending patent applications related to our innovations, products, and services; trademarks related to our brands, products, and services; copyrights in software, documentation, content, and databases; and trade secrets relating to data processing, statistical methodologies, data security, and other aspects of our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed on a nonexclusive basis to use certain technology and other intellectual property rights owned and controlled by us.

We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements, licenses, and other agreements with employees, consultants, vendors, and clients. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology, and other intellectual property. We have six issued patents: (i) U.S. Pat. No. 8,392,220, entitled “Medication Management System and Method” and issued on March 5, 2013, (ii) U.S. Pat. No. 10,720,241, entitled “Medication Risk Mitigation System and Method” and issued on July 21, 2020, (iii) U.S. Pat. No. 10,890,577, entitled “Treatment Methods Having Reduced Drug-Related Toxicity and Methods of Identifying the Likelihood of Patient Harm from Prescribed Medications” and issued on January 12, 2021, (iv) EP DES 005666138-0001, entitled “Graphical User Interfaces” and issued on September 28, 2018, (v) GB RRD 90056661380001, entitled “Graphical User Interfaces” and issued on September 28, 2018, and (vi) U.S. D893524, entitled “Display Screen with Graphical User Interface” and issued on August 18, 2020.  We also have six non-provisional patent applications pending in the United States. The first and second applications, Application No. 15/008,555 and Application No. 16/928,557, filed on January 28, 2016 and July 14, 2020, respectively, each relate to medication risk mitigation matrix systems and methods. The third application, Application No. 17/143,936, filed on January 7, 2021, relates to treatment methods having reduced drug-related toxicity and methods for identifying patient harm. This application also has related foreign counterpart applications in Canada, China, Japan, Hong Kong, Mexico, and Europe. The fourth application, Application No. 16/760,631, filed on April 30, 2020, relates to population-based medication risk stratification. This application also has related foreign counterpart applications in Canada, Europe, Hong Kong, and Singapore. The fifth application, Application No. 16/870,517, filed on May 8, 2020 is related to population-based medication risk stratification. We also have a pending design patent application, Application No. 29/746,708, filed on August 17, 2020 related to a display screen with graphical user interface. We own copyright registrations in connection with the following software: EireneRx, PACElogic, CaseLogic, Mobile Workforce Manager, and Enterprise Services.

We own and use trademarks in connection with products and services, including both unregistered common law marks and issued trademark registrations in the U.S. Our material trademarks, service marks, and other marks include: EireneRx®, Medication Risk Mitigation by CareKinesis®, MedWise®, MedWise Advisor®, MedWise Risk ScoreTM, NiaRx®, CareVentions®, Tabula Rasa HealthCare®, SinfoniaRx®, SinfoniaRx Medication Management®, RxCompanion™, Medliance®, Capstone Performance Systems®, Medication Risk MitigationTM, Medication Risk Mitigation MatrixTM, Peak PACE SolutionsTM, Mediture®, TruChart®, CognifyTM, PACElogicTM, DoseMeTM, DoseMeRx®, PersonifilRx®, Personifil®, Pharmastar PBM®, and Pharmastar®.

Our Competitive Landscape

We compete with a broad and diverse set of businesses spanning both of our major business segments, CareVention HealthCare and MedWise HealthCare. We believe the competitive landscape is highly fragmented with no single competitor offering our novel, multi-drug interaction software and similarly expansive capabilities and solution offerings. Our competitive advantage is largely based on our proprietary multi-drug interaction software, healthcare industry expertise, breadth and depth of services, intellectual property including six patents issued or pending, ease of use, reputation, innovation, security, price, reliability and client service. Our multi-drug interaction software has been developed over the course of three decades, and investments in this domain include the largest pharmacodynamic and pharmacokinetic laboratory in the Western hemisphere. TRHC has invested more than $100 million in research and development across all technology platforms from 2016 to 2021. A competitive challenge, most notably within our MedWise HealthCare segment, is to demonstrate to our existing and potential clients the value of utilizing our platforms rather than developing or assembling their own alternative capabilities or utilizing providers who offer a subset of our services. However, we believe that the combination of our competitive strengths and successful culture of innovation, including the real-world-tested nature of our solutions and subject matter expertise of our team members, makes it time- and cost-prohibitive for our clients or competitors to replace or replicate all that we offer without facing material risk.

Current industry players providing medication risk management service offerings include large and small healthcare data analytics and consulting companies, community and long-term care pharmacies, national pharmacy providers, health plans, genomic testing labs, and healthcare information technology companies. Many of our competitors’ solutions are regulatory-driven, retrospective in nature, and offer no intervention at the point of care. The services offered by these organizations may include e-prescribing and EHRs utilizing antiquated drug interaction analysis, lab-based genomic evaluation, basic risk stratification solutions, and other traditional approaches to MTM. Many health plans attempt to address non-adherence solely through outreach efforts, which often require in-house or third-party consultants and have low success rates. Many genomic testing labs lack the ability to apply patient test results in a useful way at the point of care. Post-acute providers typically employ pharmacist consultants to review prescription regimens every 30 days, which is retrospective in nature and generally less effective in improving patient outcomes. Furthermore, typical prescription fulfillment models are reimbursed on a fee-for-service basis and are incentivized based on prescription dispensing volumes. Our clients partner with us to mitigate and prevent medication problems, lower healthcare costs, and improve overall health outcomes, which often involves utilizing our software to optimize prescription regimens.

While we believe that no competitor provides a similar breadth and dept of solutions, we nevertheless compete with other companies’ specific products or solutions and markets or care settings. For example, traditional, single drug-to-drug interaction databases are provided by Wolters Kluwer, Elsevier, and Hearst Health. Additional competitors across both of our major market segments include our health plan clients that opt to in-source clinical programs (such as MTM), as well as external vendors such as Cardinal Health, Adhere Health, Aspen RxHealth, CSS Health, Pack4U, and MedWatchers. Across the retail pharmacy landscape, we compete with a wide range of public and private companies including Omnicell, RedSail Technologies, and OmniSYS. We expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. The continued growth in healthcare spending, the ongoing shift to value-based payment models, such as PACE and Medicare Advantage, and changes in government regulation may draw increasing attention and generate new competitors, such as management consultants, traditional technology companies, and start-ups that may enter the market.

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

There has been no material adverse effect to our consolidated financial statements or competitive positions as a result of these government regulations.

A non-exhaustive list of federal and state statutes, regulations, sub-regulatory guidance, and contractual provisions that may apply to our business activities include:

Healthcare Legislation

In 2010, Congress passed major health reform legislation, mostly through the Affordable Care Act (“ACA”). Generally, the ACA was designed to expand coverage for the uninsured while containing overall healthcare costs. Following passage, the U.S. government has issued numerous rules and regulations to implement the provisions of the ACA. While not all of these rules, regulations, and reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

The Biden administration and the United States Congress, which is now controlled by Democrats, are considering a number of legislative and regulatory proposals that could, if passed into law, impact the healthcare system, the ACA, and/or the Medicare and Medicaid programs. Congress is considering legislation to increase the number of individuals covered by the Medicare or Medicaid programs, reduce prescription drug costs, increase price transparency for consumers, restrict the sale of certain classes of drugs, and reform medication management practices. While not all of the potential legislation, if enacted, would affect our business directly, much of it could directly or indirectly impact some or many of our business arrangements. In addition, regulatory agencies have separately implemented price transparency rules for hospitals and insurers that, while not impacting our business directly, could change the way we interact with these entities. Given that legislative and regulatory change is still being formulated, we cannot predict with any certainty the outcome of any future legislation or regulation. However, we believe that many of the legislative items noted above enjoy bipartisan support.

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

Given the focus on addressing the opioid epidemic and the federal government’s focus on increasing transparency in drug pricing and oversight, the legislative environment surrounding prescription drugs is in flux. While not all legislative reforms affect our business directly, many continue to affect the coverage and plan designs that are or will be provided by many of our clients.

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

PACE Organizations

Our partnership with PACE organizations is a significant source of our current revenue stream. The PACE program is a unique, comprehensive managed care benefit for older adults, most of whom are dually eligible for Medicare and Medicaid benefits, provided by a not-for-profit or public entity. The PACE program features a comprehensive medical and social service delivery system using an interdisciplinary team approach in an adult day health center that is supplemented by in-home and referral services in accordance with participants’ needs. Financing for the program is capped, which allows providers to deliver all needed services rather than only those reimbursable under Medicare and Medicaid fee-for-service plans. PACE is a program under Medicare, and states can elect to provide PACE services to Medicaid program beneficiaries as an optional Medicaid benefit. The PACE program becomes the sole source of Medicaid and Medicare benefits for PACE participants.

HIPAA Healthcare Fraud Provisions

In addition to privacy protections, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created and expanded federal criminal statutes regarding fraud. Specifically, the HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, or to obtain by false or fraudulent pretenses any of the money or property owned by a healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, and willfully obstructing a criminal investigation of a healthcare offense. The HIPAA healthcare fraud statutes also prohibit, among other things, concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. The ACA amended the intent standard for certain healthcare fraud statutes under HIPAA, like the federal Anti-Kickback Statute (“AKS”), such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Those found to have aided in a violation of these prohibitions are deemed by statute to have committed the offense and are punishable as a principal offender. The Bipartisan Budget Act of 2018 (H.R. 1892) enhanced the penalties associated with AKS violations. The U.S. Department of Health and Human Services (“HHS”) Office of Inspector General, which promulgates rules under the AKS, recently finalized a set of rules as part of the “Regulatory Sprint to Coordinated Care” in 2020. These rules enhance protections for entities that participate in value-based arrangements. It is not yet clear what impact these new rules will have on our business.

State and Federal Data Privacy and Security Laws

We process, collect, use, and disclose individual patient data directly or for our clients and, therefore, we are subject to various laws protecting privacy and security of that patient information. Certain segments of our company qualify as a “Covered Entity” under HIPAA, and others qualify as a “Business Associate” to our partners who are Covered Entities. We are required to comply with HIPAA and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as implemented through regulations promulgated thereunder by HHS, which include the HIPAA Omnibus Final Rule, the HIPAA Privacy Rule and the HIPAA Security Rule. HIPAA generally requires Covered Entities and their Business Associates (each as defined therein) to adopt certain safeguards to ensure the privacy and security of protected health information, or PHI, and to limit uses and disclosures of such PHI to those permissible under the law. When Covered Entities utilize Business Associates to provide services, pursuant to which the Business Associate may access the Covered Entity’s PHI, the parties must enter into a Business Associate Agreement through which the Business Associate must contractually agree to safeguard PHI in certain ways and to notify the Covered Entity of improper uses or disclosures of PHI.

Covered Entities and Business Associates are required to have written policies and procedures addressing HIPAA compliance and must designate a Security Officer to oversee the development and implementation of the policies and procedures related to the safeguards to protect privacy of electronic PHI. Covered Entities must also designate a Privacy Officer (as defined in HIPAA), although the Privacy Officer and the Security Officer may be the same person. As part of their security policies and procedures, Covered Entities and Business Associates are required to conduct periodic risk assessments to identify vulnerabilities to electronic PHI. Additionally, Covered Entities and Business Associates are required to train all employees on their HIPAA policies and procedures. Further, in the event of a breach of PHI as defined by HIPAA, Covered Entities must notify affected individuals, HHS, and sometimes the media, and must take steps to mitigate damage, and they may be subject to fines and penalties. HIPAA violations can result in significant civil monetary penalties and/or imprisonment for up to ten years depending on the facts surrounding the violation.

Many states also have similar data privacy and security laws that track federal requirements or impose different and/or more stringent conditions for use and disclosure of PHI. Failure to comply with these laws may also result in the imposition of significant civil and/or criminal penalties. The California Consumer Privacy Act of 2018, or the CCPA, imposes rules governing how businesses handle personal data of California residents. Companies that do business in California are, as of January 1, 2020, required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). While the CPRA will not take effect until January 1, 2023, it expands the CCPA and establishes a California regulatory agency dedicated to enforcing data privacy compliance requirements. Other states are considering legislation similar to the CCPA and the CPRA, which could expand our data protection obligations.

Federal and State Oversight of Medical Devices, Genomic Testing, Drugs, and Controlled Substances

Some technologies and software applications used in connection with healthcare analytics and genomic testing and analysis are considered medical devices and are subject to regulation by the Food and Drug Administration, or the FDA. The 21st Century Cures Act (Pub. L. 114-255), enacted in December 2016, included certain changes to the Federal Food, Drug, and Cosmetic Act to exempt certain medical-related software from FDA regulation. In December 2017, the FDA issued a draft guidance document describing the FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for clinical decision support, or CDS, software. The FDA issued a revised draft of this CDS software guidance document in September 2019, which included proposed policies of enforcement discretion for certain types of CDS software that do not fully meet the exemption criteria under the 21st Century Cures Act. Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that the FDA could finalize its guidance for CDS software in such a way that it excludes our software and technologies from the scope of the CDS software exemption under the 21st Century Cures Act. If the FDA determines that any of our current or future services, technologies or software applications are regulated by the FDA as medical devices, we would become subject to various statutes, regulations, and policies enforced by the FDA and other governmental authorities, including both pre-market and post-market requirements, and we would need to ensure that the affected services, technologies, and/or software comply with such requirements. The FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until they comply with the FDA’s requirements.

The FDA also regulates COVID-19–related drugs and medical devices, including COVID-19 tests, and generally requires emergency use authorization (“EUA”) or other premarket approval for such products. We market and sell certain COVID-19 tests authorized by the FDA. Our marketing, sale, and distribution of COVID-19 tests is subject to the requirements and restrictions imposed by the FDA in the EUA approval letters for such tests, as well as the state laws and regulations governing prescription devices and clinical tests.

Clinical laboratories that perform human genomic testing are subject to oversight by CMS and state regulators.  The laboratories that we contract with for genomic testing must comply with federal and state laws and regulations applicable to clinical laboratories and genomic testing, including the Clinical Laboratory Improvement Amendments and the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”).

The Drug Enforcement Administration (“DEA”), the FDA, and state regulators, such as state boards of pharmacy, regulate drug and controlled substance packaging, repackaging, purchasing, handling, storage, distribution, security, and dispensing activities. Our prescription fulfillment pharmacies must comply with the applicable FDA, DEA, and state statutes, regulations, and policies. In addition, our prescription fulfillment pharmacies may be subject to periodic audits by state regulators, the DEA, and/or the FDA to assess our compliance with these requirements.

Non-compliance with applicable federal or state requirements, as described above, can result in an enforcement action that could substantially harm our business.

Anti-Kickback Laws

The federal Anti-Kickback Statute, or AKS makes it unlawful for individuals or entities, among other things, to knowingly and willfully solicit, offer, receive, or pay any kickback, bribe or other remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce or reward the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal healthcare program, or the purchase, lease, or order, or arranging for or recommending purchasing, leasing or ordering, of any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from federal healthcare programs. The Bipartisan Budget Act of 2018 (H.R. 1892) enhanced the penalties associated with AKS violations. The HHS Office of Inspector General, which promulgates rules under the AKS, recently finalized a set of rules as part of the “Regulatory Sprint to Coordinated Care” In 2020. These rules enhance protections for entities that participate in value-based arrangements. It is not yet clear what impact these new rules will have on our business.

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

A number of states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Stark Law, but some have even broader applications, extending beyond Medicare and Medicaid programs and including commercial and self-payers.

Federal and State False Claims Acts

The federal false claims and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil liability on individuals and entities that, among other things, knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the federal government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. The civil False Claims Act provides for treble damages and mandatory and significant minimum penalties per false claim or statement ($11,803 to $23,607 per false claim). The qui tam or whistleblower provisions of the civil False Claims Act permit a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws. False Claims Act qui tam lawsuits in healthcare are common, although the government often declines to pursue such actions following investigation. Analogous state false claims laws also may apply to our sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers.

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

Human Capital

Our success is built upon our dedicated and passionate employees who strive to transform the communities we serve by delivering excellent service, utilizing advanced technology, and delivering results. We believe that our success is largely dependent upon our ability to attract and retain qualified employees. We are focused on recruiting a diverse talent pool, promoting leadership development and performance management, and maintaining positive relations with our employees. As of December 31, 2021, we had 1,602 employees. None of our employees are represented by labor unions or subject to collective bargaining agreements and substantially all of our employees currently work in the United States. We believe that we have been successful to date in attracting skilled and experienced professionals.

We continue to focus on building a high performing organization with an engaging work culture and have established initiatives to support this strategic priority. We embrace difference, diversity and varying perspectives amongst our employee base, and are an equal opportunity employer. We do not discriminate based on race, religious creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military or veteran status, sexual orientation or any other protected characteristic established by federal, state, or local laws.

We strongly believe that our success depends, in part, on open and regular communication with employees to help foster a high performing and engaged workforce. We use a variety of channels to facilitate open and direct communication to help ensure that employees fully understand the Company’s long-term strategy, annual goals, and how their work contributes to the Company’s success.

Corporate Information

We were incorporated in Delaware in May 2014. Our principal executive offices are located at 228 Strawbridge Drive, Suite 100, Moorestown, NJ 08057, and our telephone number is (866) 648-2767.

Information about Segment and Geographic Revenue

We manage our operations and allocate resources through two reportable segments: CareVention HealthCare and MedWise HealthCare. Substantially all of our revenue is recognized in the U.S. and substantially all of our assets are located in the U.S.

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

Risks Relating to Our Business and Industry

●	The impact of the ongoing COVID-19 pandemic;
●	The continued evolution of the healthcare industry in the U.S.;
●	Our inability to continue offering innovative products and services;
●	The competitive nature of the medication management market;
●	Our historic significant net losses;
●	Our failure to effectively manage our future growth;
●	Our failure to continue grow at the rates we historically have achieved or at all;
●	Our dependence on product revenue from sales of prescription medications;
●	Our dependence on revenue from PACE organizations;
●	Consolidation in the healthcare industry;
●	Failure by PACE organization clients to meet applicable penetration benchmarks;
●	Dependence on the growth of our clients;
●	Our dependence on our ten largest clients and the loss of one or more of our clients;
●	Our practice of billing our clients and recognizing revenue over the term of the contract;
●	Our potential inability to attract new clients;
●	Our inability to maintain and enhance our reputation and brand recognition;
●	Our failure to produce positive outcomes and cost reductions for our clients;
●	Our dependence on positive references from existing clients;
●	The unpredictability of our sales and implementation cycle;
●	Any failure to offer high-quality client support services;
●	The failure of our proprietary products and services to operate properly;
●	Adverse drug events that may arise as result of recommendations made by our services;
●	Risks associated with sales to clients outside the U.S. or clients with international operations;

●	Potential exposure to risks associated with international operations;
●	Our dependence on a group purchasing organization;
●	The expiration of the EMTM Pilot Program;
●	Restrictions to license or share data and integrate third-party technologies;
●	Data loss or corruption due to failures or errors in our systems;
●	Our inability, or the inability of our third-party vendors, to safeguard the privacy of confidential data;
●	Our reliance on internet infrastructure, bandwidth providers, and third parties;
●	The potential loss of one or more of our executive officers or key employees, or an inability to attract and retain highly skilled employees;
●	The pledging of substantially all of our assets as collateral under our existing line of credit;
●	The potential lack of additional capital to support business growth;
●	Adverse impacts due to changes in tax laws;
●	The potential that we could be subject to additional state and local taxation;
●	Integration issues and risks associated with past and future acquisitions and investments; and
●	Other risks associated with integrating acquired businesses, including exposures and losses and limited post-closing recourse.

Risks Related to Our Intellectual Property

●	Our inability to obtain, maintain and enforce intellectual property protection for our technology and products;
●	Our inability to adequately protect our trademarks, trade names, and domain names;
●	The potential that we could incur substantial costs as a result of any infringement claim;
●	Risks related to our use of open source software;
●	Risks related to intellectual property lawsuits and litigation; and
●	Our inability to protect the confidentiality of our trade secrets, know-how and other proprietary information.

Risks Related to Industry Regulation and Other Legal Compliance Matters

●	The uncertain and evolving nature of the healthcare regulatory and political framework;
●	Restrictions imposed by data privacy and security laws, regulations and contractual obligations;
●	Costs associated with compliance with state and federal statutes and regulations related to the healthcare industry;
●	Further modifications to the Medicare Part D program and changes in pricing benchmarks; and
●	Legislative or regulatory initiatives related to climate change.

Risks Related to Our Common Stock

●	The influence of executive officers, directors and principal stockholders over all matters submitted to stockholders for approval;
●	Provisions of Delaware law that may discourage, delay or prevent someone from acquiring us, or merging with us;
●	Our exclusive forum provision;
●	The volatility of our common stock;
●	Our inability to implement effective internal control over financial reporting;
●	Our historic lack of cash dividends; and
●	The potential limited ability to use net operating loss carryforwards (“NOLs”).

Risks Related to Our Convertible Senior Subordinated Notes

●	Our inability to generate cash flow required to pay our substantial debt;
●	Our potential to incur substantially more debt;
●	Our inability to settle conversions of the 2026 Convertible Notes;
●	The impact of the conditional conversion feature of the 2026 Convertible Notes on our financial condition;
●	The impact of the accounting method for convertible debt securities that may be settled in cash; and
●	Our entry into convertible note hedge and warrant transactions.

Risks Relating to Our Business and Industry

The ongoing COVID-19 pandemic has had and could continue to have a material adverse effect on our business operations, results of operations, cash flows, and financial position.

The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption, which will continue to adversely affect our business operations and may materially and adversely affect our results of operations, cash flows, and financial position. We continue to closely monitor the impact of the COVID-19 pandemic on our employees and operations.

We continue to experience challenges with revenue growth as a result of the COVID-19 pandemic. During 2020, in our CareVention HealthCare segment, overall census growth for PACE dipped below historical levels. During the second quarter of 2021, we experienced a recovery in our net PACE census growth to pre-pandemic levels, which continued through the remainder of 2021 and positively impacted revenue.

Our MedWise HealthCare segment also continues to be impacted by the COVID-19 pandemic. Changes made by CMS to their Medicare Part D Star Ratings improvement programs for health plans in response to the COVID-19 pandemic have negatively impacted our medication safety services revenues. In addition, the COVID-19 pandemic has elevated the role of retail pharmacies and created strong demand for pharmacists and pharmacy technicians. As a result, we have faced challenges in hiring clinical staff.

We have incurred, and expect to continue to incur, additional costs resulting from our efforts to protect the health and well-being of our employees. Our prescription fulfillment pharmacies provide essential services that require employees to continue to work on-site during the COVID-19 pandemic. We implemented physical distancing for all employees at our prescription fulfillment pharmacies, provided pharmacy-appropriate protective equipment, instituted additional cleaning protocols, provided additional cleaning materials and encouraged the practice of frequent handwashing. If the procedures we implemented are ineffective or are not followed by our employees, or if we fail to implement additional procedures, as appropriate, our employees and others may experience and transmit illness which has the potential to increase employee turnover, expose us to litigation, and raise our operating costs. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

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

The COVID-19 pandemic may also adversely impact our ability to purchase or obtain pharmaceutical products which may result in higher supply chain costs and otherwise disrupt our operations. If we do not respond appropriately to the pandemic, or if customers perceive our response to be inadequate, we could suffer damage to our reputation and our brand, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the pandemic; governmental, business, and other actions (which could include limitations on our operations or mandates to provide products or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the health of and the effect on our workforce and our ability to meet staffing needs in our prescription fulfillment pharmacies and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

How quickly, and to what extent, normal economic and operating conditions can resume is difficult to predict, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic and will depend on future developments, including the widespread availability, use and effectiveness of vaccines, which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that the COVID-19 pandemic will have on our clients and their patients, suppliers, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

The healthcare industry in the U.S. is rapidly evolving, which makes it difficult to forecast demand for our technology-enabled products and services. If we are not successful in promoting the benefits of our products and services, our growth may be limited.

The healthcare industry in the U.S. is rapidly evolving. We believe demand for our products and services has been driven in large part by price pressure in traditional fee-for-service healthcare, a regulatory environment that is incentivizing value-based care models, the movement toward patient-centricity and personalized healthcare and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in the growth of value-based care or patient-centric models could reduce the demand for our products and services and result in a lower revenue growth rate or decreased revenue.

It is uncertain whether the market for technology-enabled healthcare products and services will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to the emerging demands of our clients. It is difficult to predict the future growth rate and size of our target markets.

Our success depends to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology to our existing clients and potential clients. If healthcare organizations do not recognize or acknowledge the benefits of our products and services or if we are unable to continue to reduce healthcare costs and drive positive health outcomes, then the market for our products and services might not develop at all, or it might develop more slowly than we expect.

If we are unable to offer innovative products and services or our products and services fail to keep pace with our clients’ needs, our clients may terminate or fail to renew their agreements with us and our revenue and results of operations may suffer.

Our success depends on providing innovative, high-quality products and services that healthcare providers and payers use to improve clinical, financial, and operational performance. If we cannot adapt to rapidly evolving industry standards, technology, and increasingly sophisticated and varied client needs, our existing technology could become undesirable, obsolete, or harm our reputation. In order to remain competitive, we must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing clients and potential new clients will want. We are continually involved in a number of projects to develop new products and services, including the further expansion and refinement of our proprietary MedWise offerings. If our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer. In addition, the introduction of new solutions by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

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

The medication management market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. The competitive challenges we face in the medication management market include, but are not limited to, the following:

●	certain competitors may offer or have the ability to offer a broader range of solutions in the marketplace that we are unable to match;

●	certain competitors may develop alternative solutions to the customer problems our products are designed to solve that may provide a better customer outcome or a lower cost of operation;

●	certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

●	competitive pressures could result in increased price competition for our products and services, fewer customer orders, and reduced gross margins, any of which could harm our business;

●	current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

●	our competitive environment has recently experienced a significant degree of consolidation, which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products;

●	other established or emerging companies may enter the medication management and supply chain solutions market, or the medication adherence market, with products and services that are preferred by our current and potential customers based on factors such as features, capabilities, or cost;

●	our competitors may develop, license, or incorporate new or emerging technologies or devote greater resources to the development, promotion, and sale of their products and services than we do;

●	certain competitors have greater brand name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services than we do, and such advantages could be used to increase their market share;

●	certain competitors may have existing business relationships with our current and potential customers, which may cause these customers to purchase medication and supply dispensing systems or automation solutions from these competitors; and

●	our competitors may secure products and services from suppliers on more favorable terms or secure exclusive arrangements with suppliers or buyers that may impede the sales of our products and services

We have incurred significant net losses and we may not be able to generate net income in the future.

As of December 31, 2021, we had an accumulated deficit of $260.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our research and development program, and from general and administrative costs associated with our operations. Our ability to generate net income is dependent upon, among other things, the acceptance of our products and services by, and the strength of, our existing and potential clients.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from 29 employees on January 1, 2011, the beginning of our first year of active operations, to 1,602 employees as of December 31, 2021. Our revenue grew from $5.8 million for the year ended December 31, 2011, to $331.3 million for the year ended December 31, 2021. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer and our revenue could decline. Our growth to date has increased the significant demands on our management, our operational and financial systems, IT infrastructure, security mechanisms and other resources. In order to successfully expand our business, we must effectively recruit, integrate, and motivate new employees, while maintaining the beneficial aspects of our corporate culture. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures, and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could cause the market price of our common stock to decline.

We have experienced significant growth since 2011. Future revenue may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to new clients, and to expand our client base in the healthcare industry and with provider and payer organizations. We may not be successful in executing on our growth strategies and may not continue to grow our revenue at similar rates as we have in the past. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on the attractiveness of our products and services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future products and services, and our ability to attract and retain a sufficient number of qualified sales and marketing personnel. In addition, clients in some market segments in which we have a more limited presence may be slower to adopt our products and services than we currently anticipate. Our ability to maintain future revenue growth may also impact assumptions utilized in our assessments over the fair value of our assets, including our goodwill and intangible assets, and a decline in revenue growth could result in potential impairment charges to these assets.

To date, we have derived substantially all of our product revenue from sales of prescription medications, and revenue from sales of prescription medications is dependent upon factors outside of our control.

To date, substantially all of our product revenue has been derived from sales of prescription medications and related services, and for the foreseeable future we expect to continue to derive the substantial majority of our product revenue from sales of prescription medications and related services. Revenue from prescription medication fulfillment is dependent upon a number of factors, many of which are outside of our control, such as growth or contraction in the patient populations of our clients and the number and mix of medications each patient is prescribed. Any change in these factors could harm our financial results.

We derive a significant portion of our revenue from PACE organizations. Any changes in laws or regulations, or any other factors that cause a decline in the use of PACE organizations to provide healthcare could hurt our ability to generate revenue and grow our business.

We derive a significant portion of our revenue from PACE organizations, which are our largest clients and account for 72% of our revenue for the year ended December 31, 2021. PACE organizations reflect a relatively new, value-based model for providing healthcare to the elderly and are funded by both Medicare and Medicaid. Our ability to generate revenue and grow our business may be compromised if the laws and regulations that currently promote PACE organizations were to change in a way that makes operating a PACE organization less attractive, if other Medicare or Medicaid reimbursement models are developed that are more attractive to the healthcare providers that operate PACE organizations, or if the prevalence of PACE organizations were to decline for any other reason.

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

We enter into agreements with our clients under which a portion of our fees are dependent upon the number of members that are covered by our clients’ programs each month. The number of members covered by a client’s program is often affected by factors outside of our control, such as the client’s pricing, overall quality of service and member retention initiatives. If the number of members covered by one or more of our client’s programs were to be reduced, such decrease would lead to a decrease in our revenue. In addition, the growth forecasts of our clients are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our clients compete meet the size estimates and growth forecasted, their program membership could fail to grow at similar rates, if at all.

A few clients account for a significant portion of our revenue and, as a result, the loss of one or more of these clients could hurt our revenue.

Our ten largest clients accounted for 41%, 43%, and 53% of our total revenue during the years ended December 31, 2021, 2020, and 2019, respectively. Our engagement with our ten largest clients is generally covered through contracts that are multi-year in their duration. One or more of these clients may decline to renew their existing contracts with us upon expiration and any such failure to renew could have a negative impact on our revenue and compromise our growth strategy. Further, if one or more of these clients significantly decreases its use of our solutions, we would lose revenue and our growth would be compromised. We believe our clients view us as a trusted partner that shares their commitment to improving medication-related health outcomes and reducing overall healthcare costs.

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

In order to grow our business, we must continually attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential clients may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential clients. If we fail to provide high-quality solutions and convince individual clients of our value proposition, we may not be able to attract new clients. Our financial results could be harmed if the market for our products and services declines or grows more slowly than we expect, or if the number of individual clients that use our solutions declines or fails to increase as we expect.

If we are not able to maintain and enhance our reputation and brand recognition, our business will be harmed.

Maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments. As our market becomes increasingly competitive, we anticipate that these marketing initiatives may become more difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients, could make it substantially more difficult for us to attract new clients. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with clients.

Positive outcomes and cost reductions for our clients are not necessarily predictive of future outcomes or costs.

Although several of our clients have reported improved outcomes for their patients and cost reductions as a result of our services, these results are not necessarily predictive of future outcomes. Other factors, including changes in healthcare regulations or other business practices or our clients’ implementation of other cost saving measures may have contributed to positive outcomes or reduced costs. Moreover, outcome and cost reduction data are often susceptible to varying interpretations and analyses, and many companies that believed their technologies and services were effective initially were unable to maintain positive results over time. If we fail to produce positive outcomes and reduce costs for our clients, they may not continue to use our services and we may be unable to attract new clients. Each of these factors could harm our business.

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

The sales cycle for our products and services, from initial sales activity with a potential client to contract execution and implementation can be long and varies widely by client, typically ranging from three to twelve months. Some of our clients undertake pilot programs for our products and services which range generally from six to eighteen months in length. These pilot programs may result in extended sales cycles and upfront sales costs as the potential client evaluates our products and services. Our sales efforts involve educating our clients about the use, technical capabilities, and benefits of our products and services. It is possible that in the future we may experience even longer sales cycles, more complex client requirements, higher upfront sales costs, and less predictability in completing some of our sales, as we continue to expand into new territories and add additional products and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

Any failure to offer high-quality client support services may adversely affect our relationships with our clients and harm our financial results.

Our clients depend on our technical support to resolve any issues relating to our offering and technology solutions and to provide initial and ongoing training and education when necessary. In addition, our sales process is highly dependent on the quality of our offering, our business reputation, and strong recommendations from our existing clients. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation and compromise our ability to sell our solutions to existing and prospective clients.

We offer client support services with our offerings and may be unable to respond quickly enough to accommodate short-term increases in client demand for support services, particularly as we increase the size of our client base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client demand for our support services. If client demand increases significantly, we may be unable to provide satisfactory support services to our clients. Additionally, increased client demand for these services, without corresponding revenue, could increase costs and hurt our ability to achieve profitability.

Our proprietary products and services may not operate properly, which could damage our reputation, give rise to a variety of claims against us or divert our resources from other purposes, any of which could harm our business and operating results.

Technology-enabled product and service development is time-consuming, expensive, and complex and may involve unforeseen difficulties. We may encounter technical obstacles, and we may discover additional problems that prevent our proprietary products and services from operating properly. If our products and services do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us and attempt to cancel their contracts with us. Moreover, material performance problems, defects, or errors in our existing or new products and services may arise in the future and may result from, among other things, the lack of interoperability of our software with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. Defects or errors in our products or services might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be time consuming, costly, impossible or impracticable. The existence of errors or defects in our products and services and the correction of such errors could divert our resources from other matters relating to our business, damage our reputation, and increase our costs.

Adverse drug events resulting from optimizing a patient’s medication regimen through recommendations made by our services or our pharmacists could give rise to claims against us and could damage our reputation.

We provide medication risk management services that includes answering prescriber questions and making recommendations to prescribers and providing formal consultations with physicians and patients. In the event that optimizing a patient’s medication regimen through recommendations made by our services or our pharmacists contributes to an ADE, clients and patients could assert liability claims against us, which may not be subject to a contractually agreed upon liability cap, and clients could attempt to cancel their contracts with us. Such instances may also generate significant negative publicity that could harm our reputation, increase our costs and materially affect our results of operations.

Future sales to clients outside the U.S. or clients with international operations might expose us to risks inherent in international markets, which could hurt our business.

An element of our growth strategy is to further expand internationally. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the U.S. In January 2019, we completed our acquisition of DoseMe Holdings Pty Ltd (“DoseMe”), which is based in Brisbane, Australia. Because of our limited experience with international operations, our current and any potential future international expansion efforts might not be successful in creating demand for our products and services outside of the U.S. or in effectively selling our products and services in the international markets we enter. In addition, we will face risks in doing business internationally that could hurt our business, including:

●	the need to localize and adapt our products and services for specific countries, including translation into foreign languages and associated expenses;

●	difficulties in staffing, supporting, and managing foreign operations;

●	different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

●	new and different sources of competition;

●	international political and economic conditions;

●	weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;

●	laws and business practices favoring local competitors, including trade protection measures;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, anti-bribery, foreign investment, tax, privacy, and data protection laws and regulations;

●	increased financial accounting and reporting burdens and complexities;

●	adverse tax consequences; and

●	if we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies might negatively affect our operating results when translated into U.S. dollars.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. Any further expansion in our international operations will require significant management attention and financial resources. We cannot be certain that the investment and additional resources required for establishing and expanding our international operations will produce desired levels of revenue or profitability. If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results may suffer.

If we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than those in our domestic operations. Our exposure to these risks is expected to increase.

If we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic, and other risks that we do not face or that are more significant than those in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets, and pricing constraints. Our international products need to meet country-specific client preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection, and security.

Our international operations increase our exposure to and require us to devote significant management resources to implement controls and systems to comply with the privacy and data protection laws of non-U.S. jurisdictions; to comply with the anti-bribery, anti-corruption and anti-money laundering laws of the U.S. (including the U.S. Foreign Corrupt Practices Act of 1977); and to comply with similar laws in other jurisdictions. Implementing our compliance policies, internal controls, and other systems upon our expansion into new countries and geographies may require the investment of considerable time and management, as well as financial, and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers or employees; restrictions or outright prohibitions on the conduct of our business; and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and we must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation, and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes, and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we may be required to, or choose to, operate with local business partners, which would require us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

We purchase a significant portion of our pharmaceutical products from a group purchasing organization which receives discounts from a primary supplier.

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

As of January 1, 2022, we ceased recognizing revenue related to the EMTM Pilot Program, which expired on December 31, 2021.

On January 1, 2017, we launched the Enhanced Medication Therapy Management program, with a large, regional Medicare Part D Prescription Drug Plan participating in the CMMI Medicaid Part D pilot. On September 16, 2021, we issued a press release highlighting a peer-reviewed three-part series published in the September issue of The American Journal of Managed Care outlining the results of the EMTM Pilot Program. In particular, the third study revealed annual overall cost savings of 7.5% per beneficiary from 2018 to 2019 for beneficiaries who received an MSR using MedWise compared to those that were identified as high risk but did not receive an MSR. We believe that these peer-reviewed results and the experience we gained over the lifespan of the EMTM Pilot Program will continue to differentiate our MedWise solutions in the market and support future growth with a wide range of health plans and at-risk provider groups.

However, CMMI did not extend the EMTM Pilot Program, and it expired on December 31, 2021. Accordingly, beginning on January 1, 2022, we ceased recognizing revenue related to the EMTM Pilot Program. For the years ended December 31, 2021 and 2020, the EMTM Pilot Program revenue accounted for 3% and 4%, respectively, of our total revenue. While historically revenue related to the EMTM Pilot Program has not accounted for a material percentage of our total revenue, the expiration of the EMTM Pilot Program could adversely affect our business, financial condition, and results of operations.

We do not believe that the decision by CMMI to not extend the EMTM Pilot Program is a reflection of the financial savings or improved quality of care we have delivered and recently documented in CMMI’s August 2021 report, but is based on the EMTM Pilot Program as a whole, which covered six distinct regions across the country, 1.9 million Part D beneficiaries during 2019, and multiple vendors testing new types of member targeting, outreach, and clinical interventions.

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

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology, and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed, and integrated, which could delay or limit our future growth.

Data loss or corruption due to failures or errors in our systems may expose us to liability, hurt our reputation and relationships with existing clients, and force us to incur significant costs.

Hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. Any defects or errors could expose us to risk of liability to clients and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or client satisfaction with our products and services, or cause harm to our reputation. Data losses related to personal health records could result in additional risks. We are subject to data privacy and security laws and regulations and contractual obligations governing the transmission, security, and privacy of health and other sensitive or proprietary information, which may impose restrictions on the manner in which we access, store, transmit, use, and disclose such information and subject us to penalties if we are unable to fully comply with such laws or contractual provisions.

Furthermore, our clients might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, hurt our reputation, and lead to significant client relations problems.

We are subject to cybersecurity risks and other risks associated with data security breaches. If we are unable to safeguard the security and privacy of confidential data, we may incur increased expenses to mitigate our disclosure or address any such incidents, and our reputation and business will be harmed.

Our products and services involve the collection, storage and analysis of confidential or proprietary information, and we are subject to numerous laws, rules and regulations in the U.S. (both federal and state) to protect both individual identifiable information as well as personal health information. If a cyber-incident, such as a phishing or ransomware attack, virus, malware installation, server malfunction, software or hardware failure, impairment of data integrity, loss of data or other computer assets, adware, or other similar issue, impairs or shuts down one or more of our computing systems or our IT network, we may be subject to negative treatment and lawsuits by our clients. In addition, attention to remediating cyber incidents may distract our technical or management personnel from their normal responsibilities. Public announcements of such cyber incidents could occur and negative perception of such cyber incidents could adversely affect the price of our common stock, and we could lose sales and clients.

In certain cases, confidential or proprietary information is provided to third parties, such as the service providers that host our technology platform, and we may be unable to control the use of our information or the security protections used by third parties. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of hosting and cloud-based services are often targeted. If the third parties with whom we work violate applicable laws, contracts or our security policies, these violations could also put our confidential or proprietary information at risk and otherwise hurt our business. In addition, if the security measures of our clients are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our clients or anyone else incorrectly attributes the blame for such security breaches to us or our systems. Data and security breaches can also occur as a result of non-technical issues, including breaches by us or by our third-party service providers that result in the unauthorized release of personal or confidential information, employee error or malfeasance, faulty password management, or other irregularities that may result in a defeat of our or our third-party providers’ security measures.

We may be required to expend significant capital and other resources to protect against security incidents caused by known cyber vulnerabilities or to alleviate problems caused by security breaches. We, our customers, and our third-party service providers face an evolving threat landscape in which cybercriminals, among others, employ a complex array of cyber-attack techniques designed to access sensitive information or disrupt our operations, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service, and other types of attacks. These types of cyber-attacks are becoming more prevalent, particularly in the healthcare industry, have occurred in our systems in the past, and may occur in our systems in the future. While cyber-attacks have not, to date, had a material impact on our operations, there is no assurance that such impacts will be immaterial in the future. Moreover, despite our implementation of security measures, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently, are becoming increasingly more sophisticated, and often are not recognized until launched against a target. Furthermore, unknown cyber vulnerabilities caused by third-party software or services may exist within our system. As a result, we or our third-party service providers may be unable to anticipate such techniques or vulnerabilities or to implement adequate preventative measures. Any compromise or perceived compromise of our security could damage our reputation and our relationship with our clients, reduce demand for our products and services and subject us to significant liability or regulatory actions. In addition, in the event that new privacy or data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time-consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. We may also incur significant remediation costs, including liability for stolen customer or employee information, repairing system damage, or providing benefits to affected customers or employees.

We rely on internet infrastructure, bandwidth providers, other third parties, and our own systems to provide services to our clients, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and hurt our reputation and relationships with clients.

Our ability to deliver our products and services, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity, and security for providing reliable internet access and services and reliable telephone and facsimile services. Our services are designed to operate without perceptible interruption in accordance with our service level commitments.

We have, however, experienced limited interruptions in these systems in the past, including server failures that temporarily slowed down the performance of our services, and we may experience similar or more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not currently maintain redundant systems or facilities for some of these services. Interruptions in these systems or services, whether due to system failures, cyber incidents, physical or electronic break-ins, or other events, could affect the security or availability of our services and prevent or inhibit the ability of our clients and their patients to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or harm our relationship with our clients and our business.

Additionally, any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could hurt our relationships with clients and expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we might not continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

We rely on third-party vendors to host and maintain our technology platform, including our EireneRx and MedWise software. Our ability to offer our products and services and operate our business is dependent on maintaining our relationships with third-party vendors, particularly Amazon Web Services, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business and our ability to pursue our growth strategy. Because of the large amount of data that we collect and manage, it is possible that, despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, cyber incident, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our service. These service interruptions could cause our platform to be unavailable to our clients and impair our ability to deliver products and services and to manage our relationships with new and existing clients.

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

Our success depends largely upon the continued services of our executive officers and other key employees. We do not maintain “key person” insurance for our executive officers, other than for our Chief Executive Officer, Dr. Calvin H. Knowlton, or any of our other key employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We are highly dependent on Dr. Calvin H. Knowlton, Dr. Orsula Knowlton, our co-President, and Mr. Brian W. Adams, our Co-President and Chief Financial Officer. All of our employees' employment is at-will, including the employment of Drs. Calvin and Orsula

Knowlton and Mr. Brian Adams, which means that any of these employees could leave our employment at any time. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

As of December 31, 2021, our total indebtedness was $348.8 million, which includes amounts outstanding on the convertible senior subordinated notes and credit facility. Our current credit facility provides for borrowings, on a revolving basis, in an aggregate amount up to $120.0 million to be used for general corporate purposes. The credit facility is secured by all of our personal property, whether presently existing or created or acquired in the future, as well as our intellectual property. If we are unable to repay any secured borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral pledged to the indebtedness and may sell the assets pledged as collateral in order to repay those borrowings. As of December 31, 2021, $29.5 million in borrowings were outstanding under our credit facility.

We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have required a significant investment of cash since inception. We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing platform and services, hire additional sales and marketing personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. As of December 31, 2021, we had $9.7 million of unrestricted cash.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, renewal activity, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services and the continuing market acceptance of our products and services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to our technologies or offerings that we otherwise would not consider. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be limited.

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

In addition, at any time, U.S. federal tax laws or the administrative interpretations of those laws may be changed. In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which made widespread changes to the Internal Revenue Code, was signed into law; while we believe that this law generally will have a favorable effect on corporations and their stockholders, uncertainty remains regarding the full effect that this law will have on us and our customers, stockholders and other stakeholders. We also cannot predict whether, when or to what extent other new U.S. federal tax laws, regulations, interpretations, or rulings will be issued. As a result, changes in U.S. federal tax laws could adversely affect our business, financial condition, and results of operations, and adversely impact our stockholders.

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

We are currently licensed to operate in all fifty states and file state income tax returns in 41 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties, and interest may adversely affect our results of operations.

Our past and future acquisitions and investments may be difficult to integrate, divert management resources, result in unanticipated costs, or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, products, or technologies that complement our current products and services, enhance our market coverage or technical capabilities, or offer growth opportunities. For example, we completed our acquisitions of Peak PACE, Mediture, and Cognify in 2018, DoseMe and PrescribeWellness in 2019, and Personica in 2020. Our past and future acquisitions and investments could pose numerous risks to our operations, including:

●	difficulty integrating the purchased operations, products, or technologies;

●	delays with the delivery of our services or the quality of those services, as a result of the integration, which could in turn cause us to lose customers, reducing our revenues and earnings;

●	substantial unanticipated integration costs;

●	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

●	failure to successfully integrate the duties, responsibility, and other factors of interest to management and employees of acquired businesses, could result in loss of employees to our competitors, which could significantly affect our ability to operate the business;

●	difficulty retaining or developing the acquired business’s clients;

●	adverse effects on our existing business relationships;

●	failure to implement and retain uniform standards, controls, policies, procedures, and information systems;

●	failure to realize the potential cost savings or other financial or strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

●	liabilities from the acquired businesses for infringement of intellectual property rights, loss of intellectual property or goodwill through inadequate data security measures, unknown cyber vulnerabilities or network intrusions, or other claims and failure to obtain indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets or large write-offs, assume liabilities, or issue stock that would dilute our current stockholders’ ownership. Additionally, our past and future acquisitions could cause stock volatility due to investors’ uncertainty regarding the value of the acquired businesses, divert capital from other uses, or result in adverse outcomes of litigation matters or other contingent liabilities assumed in or arising out of an acquisition.

We may be unable to complete acquisitions or integrate the operations, products, or personnel gained through any such acquisition successfully or without adversely affecting our business, financial condition, and results of operations.

Notwithstanding the due diligence investigation we performed, or may perform, in connection with any acquisition, the acquired businesses may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed, or currently intend to perform, significant due diligence on each acquired business prior to consummating its acquisition, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by the acquired businesses and their representatives when conducting due diligence and evaluating the results of such due diligence. We did not, and will not, control and may be unaware of activities of an acquired business before its acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities.

Our post-closing recourse with respect to an acquisition may be limited under the relevant merger or purchase agreement.

The obligation of the relevant sellers to indemnify us with respect to an acquisition may be limited to, among others, breaches of specified representations and warranties and covenants included in the applicable merger or purchase agreement. Except in the event the sellers or the acquired business breaches certain, limited fundamental representations or with respect to fraud, intentional misrepresentation, or willful misconduct, we are often unable to make a claim for indemnification with respect to representations and warranties unless and until the indemnifiable losses exceed an amount specified in each merger or purchase agreement. We may also be limited in our ability to make a claim for a breach of a non-fundamental representation after a certain date following the closing of the relevant acquisition.  We have obtained representation and warranty insurance policies in connection with past acquisitions and may seek to obtain similar policies in the future. Our ability to make a claim under any such policy for a breach of a representation will also likely be limited after a certain date following the closing of the relevant acquisition.  If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the sellers or our representation and warranty insurance policy, if available, which could have a material adverse impact on our business and results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, and enforce intellectual property protection for our technology and products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and products substantially similar to ours, and our ability to successfully commercialize our technology and products may be compromised.

Our business depends on proprietary technology and content, including software, databases, confidential information, and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret and copyright laws, confidentiality procedures, cyber security practices, and contractual provisions to protect the intellectual property rights of our proprietary technology and content. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain protection for our technology and even if we are successful in attaining effective patent, trademark, trade-secret, and copyright protection, it is expensive to maintain these rights and the costs of defending our rights could be substantial. Furthermore, recent changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of some of our unique business methods.

In addition, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantages. If we are unable to adequately protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of some of our offerings, or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors' products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could harm our ability to compete and reduce demand for our products and services. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities. Also, some of our products and services rely on technologies, data and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Any loss of the right to use any third-party technologies, data or software could result in delays in implementing or provisioning our products and services until equivalent technology is either developed by us or, if available, is identified, obtained, and integrated, which could harm our business.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S. Additional uncertainty may result from changes to intellectual property legislation enacted in the U.S. and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, we may be unable to obtain, maintain and enforce the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore adversely affect our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected and if we cannot protect our domain names, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential clients. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products, or services. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively.

We also currently own the web domain names www.tabularasahealthcare.com, www.trhc.com, www.carekinesis.com, www.careventions.com, www.careventionhc.com, www.medliance.com, www.capstoneperformancesystems.com, www.eirenerx.com, www.medwisehealthcare.com, www.medwise.com, www.medwiseadvisor.com, www.niarx.com, www.sinfoniarx.com, www.mediture.com, www.cognify.com, and www.doseme-rx.com, each of which is critical to the operation of our business. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not be able to successfully implement our business strategy of establishing a strong brand if we cannot prevent others from using similar domain names or trademarks. This failure could impair our ability to increase our market share and revenue.

We could incur substantial costs as a result of any claim of infringement of another party's intellectual property rights.

Our commercial success depends in part on our ability to develop and commercialize our products and services without infringing or being claimed to have infringed the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. As the market for technology-enabled healthcare solutions in the United States expands and intellectual property protections asserted by others increase, the risk increases that there may be intellectual property asserted by others and patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our clients, our licensees, or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. In addition, we have received letters from third parties from time to time claiming that our software, technologies, or methodologies are covered by their patents or that our activities are otherwise violating their patents, trademarks, copyrights, or other intellectual property rights, and future claims may require us to expend time and money to address and resolve these claims. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from other technology-reliant companies.

We may also face allegations that our employees or consultants have misappropriated the intellectual property or proprietary rights of their former employers or other third parties, as the case may be. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management's attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our products and technology while we develop non-infringing substitutes, incur substantial damages or settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our ability to operate our business could be compromised.

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

We may be subject to claims by third parties asserting that our employees, our consultants, or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other technology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and our consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, our consultants, or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Costly litigation may be necessary to defend against these claims.

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

Even if resolved in our favor, litigation or other legal proceedings against us relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, know-how, and other proprietary information, the value of our technology, products, and services could be hurt.

We may not be able to protect our trade secrets, know-how, and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants, and other parties may unintentionally or willfully disclose our information or technology to competitors. In addition, our trade secrets, know-how and other proprietary information may be accessed or disclosed during a cyber incident, which could have a significant negative impact on us. Further, such cyber incidents, if disclosed publicly, could adversely affect the price of our common stock.

Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. are sometimes less willing to protect trade secrets, know-how, and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants, and other parties to protect our trade secrets, know-how, and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how, and other proprietary information.

Risks Related to Industry Regulation and Other Legal Compliance Matters

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, in March 2010, the ACA was adopted, which is a healthcare reform measure that seeks to contain healthcare costs while improving quality and access to coverage. The ACA includes a variety of healthcare reform provisions and requirements that have already become effective and substantially change the way healthcare is financed by both governmental and private insurers, which may significantly affect our industry and our business. In addition, other legislation expanding or modifying the ACA may be considered by Congress in the future.

On October 24, 2018, President Trump signed legislation into law aimed at curbing the opioid crisis in the U.S. The SUPPORT Act includes provisions that address law enforcement, public health, and coverage under the Medicare and Medicaid programs. Broad in scope, the legislation increases federal oversight with respect to the production and distribution of opioids, bolsters fraud prevention safeguards, enhances oversight of prescription opioids, expands coverage of opioid addiction treatment services, and authorizes consumer education and provider training programs aimed at preventing and treating opioid use disorders. The potential for additional regulatory oversight and enforcement will likely add to the costs associated with the prescription and any downstream handling of medications. Whether it impacts medication management companies or health plans is difficult to determine without seeing the implementing regulations, but given the intent to crack down on opioid abuse in this country, it is likely that more time, attention and personnel will be required to ensure compliance. Implementation of the SUPPORT Act has been slow to occur. We cannot be sure whether additional legislative changes will be enacted, given the continued scrutiny of prescription opioids by the U.S. Congress, or predict what the impact of future regulations generated by the SUPPORT Act, if any, may be.

On October 10, 2018, two pieces of legislation were enacted to enhance drug price transparency—the Know the Lowest Price Act (S. 2553) and the Patient Right to Know Drug Prices Act (S. 2554). Each prevents various parties from instituting “gag” orders or clauses against pharmacists and pharmacies, which heretofore may have prevented a pharmacist from disclosing the lowest available price of a drug to a consumer. These laws may have a financial impact on insurers and pharmacy benefit managers, as they may have to develop more competitive pricing in certain situations.

Additionally, a significant amount of our business depends on the evolution of the health care environment and concomitant clinical integration and care coordination, including certain demonstration projects operated by the federal government. If these demonstration projects are modified, cancelled, or not ultimately made permanent as part of federal health care programs, this might affect demand for the types of services we provide. In 2020, CMS and OIG finalized rules as part of the federal government’s “Regulatory Sprint to Coordinated Care” initiative. The impact of these rules is still unknown, but they focus on protecting and encouraging certain value-based arrangements.

In addition, we are subject to various other healthcare laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, including the federal AKS, antitrust laws and the data privacy and security laws and regulations described below. For instance, the CCPA imposes rules governing how businesses handle personal data of California residents. Companies that do business in California will be required to disclose the types of data they collect, the purpose for the data collection, and how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA must have complied by January 1, 2020. There were additional regulatory provisions and legislative amendments related to the CCPA during 2020, including the passage of the CPRA. The CPRA modifies the CCPA and will impose additional data protection obligations on companies doing business in California effective January 1, 2023. If we were to become subject to litigation or liabilities or found to be out of compliance with these or other laws, our business could be hurt. We may become subject to litigation, which could be costly and result in significant liability.

We are subject to data privacy and security laws, regulations, and contractual obligations governing the transmission, security, and privacy of health and other sensitive or proprietary information, which may impose restrictions on the manner in which we access, store, transmit, use, and disclose such information and subject us to penalties if we are unable to fully comply with such laws or contractual provisions.

As described below, we are required to comply with numerous federal and state laws and regulations governing the collection, use, disclosure, storage, and transmission of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change. These laws and regulations include the following.

●	The HIPAA and its implementing regulations required expanded protection of the privacy and security of protected health information. Also required are the execution of certain contracts to safeguard protected health information and the adoption of standards for the exchange of electronic health information for health plans, healthcare clearinghouses, and certain healthcare providers, which we refer to as Covered Entities, and their business associates. Among the standards that HHS has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy, and enforcement. Actual failure to comply with HIPAA could result in fines and civil and criminal penalties, as well as contractual damages, which could harm our business, finances, and reputation.

●	The HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the “Stimulus Bill,” effective February 22, 2010, modified HIPAA by setting forth health information security breach notification requirements and increasing penalties for violations of HIPAA, among other things. The HITECH Act requires individual notification for all breaches as defined by HIPAA, media notification of breaches affecting over 500 individuals located in the same region and either prompt or annual reporting of breaches to HHS, depending on the number of affected individuals. The HITECH Act also replaced the prior monetary penalty system of $100 per violation and an annual maximum of $25,000 per violation with a four-tier system of sanctions for breaches. Penalties now range from a minimum of $100 per violation and an annual maximum of $25,000 per violation for the first tier to a minimum of

$50,000 per violation and an annual maximum of $1.5 million per violation for the fourth tier. Failure to comply with HIPAA as modified by the HITECH Act could result in fines and penalties, criminal sanctions and reputational damage that could harm our business.

●	Numerous other federal and state laws may apply that restrict the use and disclosure and mandate the protection of the privacy and security of individually identifiable information, as well as employee personal information, and that require notifications and mitigation in the event of a breach. These include state medical information privacy laws, state social security number protection laws, and federal and state consumer protection laws, among others. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity, and liability.

●	Federal and state consumer protection laws are increasingly being applied by the U.S. Federal Trade Commission and states' attorneys general to regulate the collection, use, storage, and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. In addition, the scope of protection afforded to data subjects by many of these data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for deidentified, anonymous, or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. These initiatives or future initiatives could compromise our ability to access and use data or to develop or market current or future services.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws and contractual commitments may not protect our facilities and systems from security breaches, acts of vandalism or theft, cyber incidents, misplaced or lost data, programming and human errors, or other similar events. The occurrence of a cyber incident that affects either individually identifiable health information or other confidential or proprietary information with which we have been entrusted may result in liability and hurt our reputation.

Additionally, as a business associate under HIPAA, we may also be liable for privacy and security breaches of protected health information and certain similar failures of our subcontractors. Even though we contractually require our subcontractors to safeguard protected health information as required by law, we still have limited control over their actions and practices. An actual or perceived breach of privacy or security of individually identifiable health information held by us or by our subcontractors may result in an enforcement action, including criminal and civil liability, against us, as well as negative publicity, reputational harm, and contractual ramifications with our clients.

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

In addition to HIPAA, additional federal and state statutes, regulations, guidance and contractual provisions regarding healthcare that may apply to our business activities, including:

●	The AKS prohibits individuals and entities from knowingly and willfully paying, offering, receiving or soliciting anything of value in order to induce the referral of patients or in return for purchasing, leasing, ordering, arranging for, or recommending services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. The AKS is an intent-based statute and the failure of an arrangement to satisfy all elements of a safe harbor will not necessarily make it illegal, but it may subject that arrangement to scrutiny by enforcement authorities. Any violation of the AKS can lead to significant penalties, including criminal penalties, civil fines, and exclusion from participation in a federal healthcare program, among other penalties.

●	Various state anti-kickback laws that sometimes track federal AKS prohibitions, although some apply to all-payers as opposed to only government healthcare programs.

●	The federal physician self-referral law, often referred to as the Stark Law, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, among them outpatient prescription medications, if the physician or a member of such physician’s immediate family has a financial relationship (including an ownership or investment interest or a compensation arrangement) with the entity, unless the financial relationship meets an exception to the self-referral prohibition. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such DHS if the financial relationship fails to meet the requirements of an exception. The Stark Law is considered a “strict liability” statute in that a referral from a physician with a financial relationship that does not meet the requirements of an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including overpayment liability, significant fines, and exclusion from participation in Medicare and Medicaid programs.

●	State data privacy and security laws that track federal requirements or impose more stringent or different requirements than HIPAA regarding storage, transmission, use and disclosure of protected health information, general individually identifiable information, or other sensitive information. The CCPA imposes rules governing how businesses handle personal data of California residents. Companies that do business in California are required to disclose the types of data they collect, the purpose for the data collection, how the data will be used, as well as expand organizational responsibilities pertaining to individual rights, accountability, and governance. Companies subject to the CCPA have complied by January 1, 2020 and will need to comply with applicable CPRA requirements by January 1, 2023.

●	Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims, and loss of willingness of current and potential future clients to work with us.

●	Federal and state false claims laws, including the civil False Claims Act, impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, or knowingly and improperly avoid or decrease an obligation due the federal government, such as the knowing retention of an identified overpayment. The civil False Claims Act provides for treble damages and mandatory minimum penalties per false claim or statement. In this context, it is particularly notable that a significant portion of our revenue is derived from services provided to PACE organizations. PACE organizations are funded by both Medicare and Medicaid, and the Medicare risk-adjustment methodology applies to the Medicare component of PACE organization reimbursement. PACE submissions may also be comparable to state Medicaid risk-adjustment submissions, and vary by state. Because risk adjustment submissions to Medicare and state Medicaid programs have a direct impact on the amounts that Medicare and Medicaid programs pay to PACE organizations, these activities may be the subject of scrutiny and litigation under the federal civil False Claims Act.

●	The HHS OIG and many state Medicaid agencies maintain lists of individuals and organizations that have been excluded from participation in a federal healthcare program. A significant part of our revenue is derived from our services as federal healthcare program providers, pharmacies, or contractors to federal healthcare program providers or plans and, as such, we need to comply with restrictions on employing or contracting with personnel and vendors who have been excluded from participation in federal healthcare programs. Adhering to the best practice of conducting monthly screenings against the federal and state exclusion lists for employees and contractors may be costly and resource-consuming, but failure to do so may give rise to significant administrative liability and sanctions.

●	As contractors to PACE organizations and Medicare Advantage organizations, or MAOs, we are subject to contractual provisions, which impose on us various obligations related to healthcare compliance and healthcare fraud, waste and abuse reduction and elimination efforts. These obligations stem from the provisions contained in prime contracts between PACE organizations and MAOs, and the federal government. Examples of such flow-down provisions include subcontractor’s compliance with all applicable state and federal laws, subcontractor’s obligation to screen state and federal exclusion lists and obligation to conduct periodic audits, among many others. Breaches of these requirements would not necessarily be a regulatory risk per se, but they could create contract compliance issues, which may yield contractual damages, be costly to resolve and may hurt our reputation and restrict our ability to service such organizations in the future.

●	Various state licensure, registration, and certification laws are applicable to pharmacies, pharmacists, pharmacy technicians, other pharmacy personnel, and insurance administrators. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states. Additionally, if we or any of our personnel violate conditions of their pharmacy or pharmacist licensure, we could face penalties and lose valuable personnel.

●	A number of federal and state laws and registration requirements are applicable to the purchase, handling, and dispensing of controlled substances. If we are unable to maintain our registrations this could limit or affect our ability to purchase, handle, or dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions.

●	Federal and state laws and policies require pharmacies to maintain, enroll, and participate in federal healthcare programs or to report specified changes in their operations to the agencies that administer these programs. If we do not comply with these laws, we may not be able to participate in some federal healthcare programs, which could compromise our ability to sell our solutions.

●	A number of FDA regulations and guidance documents are relevant to our business. Some technologies and software applications used in healthcare analytics, genomic testing, and analysis are considered medical devices and are subject to regulation by the FDA. However, the 21st Century Cures Act, signed into law in 2016, created new statutory exemptions for medical-related software, and the FDA has issued draft guidance documents for its proposed interpretation of these exemptions and policies of enforcement discretion for software and related technologies. If the FDA determines that any of our current or future services, technologies, or software applications are regulated by the FDA as medical devices, we would become subject to various laws, regulations, and policies enforced by the FDA or other governmental authorities, including both premarket and post-market requirements, and we would need to bring the affected services, technologies, or software into compliance with such requirements. The FDA could also require that we cease marketing and/or recall the affected services, technologies, and software unless and until we bring them into compliance with FDA’s requirements. The FDA also regulates COVID-19 tests and generally requires EUA or other premarket approval for such products. Our marketing and sale of COVID-19 tests must be consistent with the applicable terms of FDA’s EUA approval letters and the relevant state laws governing prescription devices and clinical tests. The FDA and state regulators, such as state boards of pharmacy, also regulate drug packaging and repackaging. Our drug packaging activities must comply with the relevant FDA and state statutes, regulations, and policies. Noncompliance with applicable FDA or state requirements, including those related to pharmaceutical and medical device promotional practices and the pre-market and post-market approval requirements for medical devices can result in an enforcement action that could substantially harm our business. Changes in existing regulatory requirements, our failure to comply with current or future requirements, or adoption of new requirements could negatively affect our business.

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

Further modifications to the Medicare Part D program and changes in pricing benchmarks may reduce revenue and impose additional costs on the industry.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a major expansion of the Medicare program with the addition of a prescription drug benefit under the new Medicare Part D program. The continued impact of these regulations on our business and operations depends upon a variety of factors, including our ongoing relationships with the Part D plans and the patient mix of our clients. Future modifications to the Medicare Part D program may reduce revenue and impose additional costs on the industry. In addition, contracts and fee schedules in the prescription drug industry, including our contracts with certain of our clients use certain published benchmarks, including average wholesale price, or AWP, to establish pricing for prescription drugs. Most of our contracts utilize the AWP standard. However, there can be no assurance that our clients will continue to utilize AWP, as previously calculated, or that other pricing benchmarks will not be adopted to establish prices for prescription drugs within the industry.

Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on our business. There is also increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

Risks Related to Our Common Stock

Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to influence all matters submitted to stockholders for approval.

Our executive officers and directors, combined with our stockholders who own more than five percent of our outstanding capital stock, in the aggregate, beneficially own shares representing approximately 47% of our capital stock. As a result, if these stockholders were to choose to act together, they may be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership control may:

●	delay, defer, or prevent a change in control;

●	entrench our management and the board of directors; or

●	impede a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

As a result, these executive officers, directors, and current five percent or greater stockholders could pursue transactions that may not be in our best interests and which could harm our business.

Some provisions of Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws may deter third parties from acquiring us.

Our amended and restated certificate of incorporation and amended and restated bylaws, among other things:

●	divide our board of directors into three staggered classes of directors that are each elected to three-year terms;

●	provide that the authorized number of directors may be changed only by resolution of our board of directors;

●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	prohibit stockholder action by written consent;

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

●	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

●	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer; and

●	require advance notice to be given by stockholders for any stockholder proposals or director nominees.

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which may discourage, delay, or prevent someone from acquiring us, or merging with us whether or not it is desired by or beneficial to our stockholders. Under the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

These and other provisions could have the effect of discouraging, delaying, or preventing a transaction involving a change in control of our company or could make it more difficult for you and other stockholders to elect directors of your choosing or to cause us to take other corporate actions that you desire.

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (d) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a “covered proceeding”. In addition, our amended and restated certificate of incorporation provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a “foreign action”, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party's counsel in the foreign action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions. The exclusive forum provision in the Company’s amended and restated certificate of incorporation will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. This volatility may also impact assessments over the potential impairment of our assets.

The market price for our common stock has varied between a high of $52.55 and a low of $4.67 in the twelve-month period ending on February 24, 2022. This volatility may affect the price at which you could sell the common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Relating to Our Business and Industry”; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. As of February 16, 2022, we had outstanding approximately 25,731,807 shares of our common stock, of which approximately 1,857,971 are restricted, and options to purchase approximately 1,564,438 shares of our common stock (of which approximately 1,439,556 were exercisable) as of that date. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

The volatility of our common stock may also impact assumptions utilized in our assessments of the fair value of our assets, including our goodwill and intangible assets, and a decline in our stock price could result in potential impairment charges to these assets. During first quarter of 2022 and through the date of this report, we experienced a sustained decline in the price of our common stock. If the stock price continues to decline or remains depressed, we may be required to assess our assets, including goodwill and intangible assets, for impairment, which may result in possible impairment charges for 2022.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change federal net operating loss carryforwards, or NOLs, and other pre-change federal tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes as a result of shifts in our stock ownership that could limit the use of our NOLs. State NOL carryforwards may be similarly or more stringently limited. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Risks Related to Our Convertible Senior Subordinated Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 1.75% Convertible Senior Subordinated Notes due 2026 that we issued in February 2019, or the 2026 Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2026 Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the 2026 Convertible Notes that could have the effect of diminishing our ability to make payments on the 2026 Convertible Notes when due. Our credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

In August 2020, the FASB issued Account Standard Update, or ASU 2020-06, Debt - Debt with Conversion and Other Options (subtopic 470-20), which updated the previous accounting guidance for convertible debt instruments under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASU 2020-06 requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost. We adopted ASU 2020-06 effective January 1, 2021 for purposes of accounting for the 2026 Convertible Notes. Interest expense recorded in the consolidated statements of operations is closer to the coupon rate interest expense. In addition, the if-converted method, rather than the treasury stock method, must be used for the calculation of the diluted earnings per share calculation when accounting for the shares issuable upon conversion of the 2026 Convertible Notes, which could adversely affect our diluted earnings per share.

In connection with the 2026 Convertible Notes, we entered into convertible note hedge and warrant transactions which may affect the value of our common stock.

In connection with the pricing of the 2026 Convertible Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the Convertible Notes and/or their respective affiliates, which we refer to as the “option counterparties”. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Company’s principal properties as of December 31, 2021 are described below:

Our corporate headquarters is located in Moorestown, New Jersey, where we lease an aggregate of 100,062 square feet of space under four lease agreements that expire in January 2030. Our corporate headquarters contains administrative and executive office spaces, a facility for prospective medication risk management which uses our proprietary technology and pharmacy distribution services, including competitive-inhibition informed robotic adherence packaging, and call centers to support our CareVention HealthCare and MedWise HealthCare services.

To support our CareVention HealthCare services, we also lease an aggregate of 22,619 square feet dedicated to medication fulfillment services in Boulder, Colorado; South San Francisco, California; and Warwick, Rhode Island. Our health plan management services, which includes third-party administration services and pharmacy benefit management solutions, and related administrative offices lease an aggregate of 17,169 square feet in Webster Groves, Missouri; Eden Prairie, Minnesota; and Altoona, Wisconsin.

To support our MedWise HealthCare services, we lease an aggregate of 71,462 square feet of space in Tucson, Arizona; Gainesville, Florida; Austin, Texas; Irvine, California; Rochester, New York; and Quincy, Massachusetts. These properties contain call centers that support our medication safety services, facilities to support our patient engagement center, and administrative office spaces.

We lease 9,982 square feet of office space in Charleston, South Carolina dedicated to software research and development. We also lease an aggregate of 9,146 square feet of office space in Florida to support our scientific research and education center.

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

Holders

As of February 16, 2022, we had 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph compares the five year cumulative total stockholder return on our common stock, assuming reinvestment of dividends, to the cumulative total returns of the Nasdaq Health Care Index and the NYSE Composite Index from December 31, 2016 to December 31, 2021. This graph assumes an investment of $100 in shares of our common stock on December 31, 2016.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Purchases of Equity Securities

During the year ended December 31, 2021, we did not repurchase any shares of common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion focuses on 2021 and 2020 financial condition and results of operations and year-to-year comparisons between 2021 and 2020. Similar discussion of our 2019 financial condition and results and year-to-year comparisons between 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are innovating and redefining the medication safety market and creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events (“ADEs”), so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. We believe we have the most extensive clinical tele-pharmacy network in the United States (“U.S.”), with seven call centers across the country, a number of which are tethered to academic institutions. Health plans and pharmacies nationwide use our solutions to assist them in meeting a range of value-based payment requirements and quality improvement benchmarks. Our vision and mission are supported by our industry-recognized leadership team, our significant investments, and collaborations to advance precision pharmacotherapy research and its application in clinical practice, and our culture.

We operate our business through two segments, CareVention HealthCare and MedWise HealthCare, which accounted for 75% and 25% of revenue, respectively, for the year ended December 31, 2021. Our CareVention HealthCare segment provides our clients, primarily organizations with Programs of All-Inclusive Care for the Elderly (“PACE”), with medication fulfillment services, cloud-based software, pharmacy benefit management (“PBM”) solutions, and clinical pharmacist services at the point-of-care. Our MedWise HealthCare segment provides our clients, primarily health plans and retail pharmacies, with cloud-based software and full-service clinical pharmacy programs.

CareVention HealthCare

CareVention HealthCare primarily services PACE, which is a Centers for Medicare & Medicaid Services (“CMS”) sponsored program providing comprehensive medical and social services to adults age 55 and older who need a nursing facility level of care but can live safely in community settings. We access the market through a number of different service lines and brands, including CareKinesis®, Capstone Risk Adjustment Services, CareVention Consulting™, PACElogic™, TruChart®, PeakTPA, PersonifilRx®, and Pharmastar®.

Our largest CareVention HealthCare revenue offering is our medication fulfillment services, which is built around our novel and proprietary MedWise® technology, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and adherence packaging services utilize MedWise technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, PBM solutions, cloud-based electronic health records solutions (“EHR”), and third-party administration services, which are all specifically tailored to the PACE market. Our CareVention HealthCare segment serves more than 150 healthcare organizations.

The CareVention HealthCare segment revenue model is primarily based on payments on a per-member per-month (“PMPM”) basis, payments on a subscription basis, payments on a transaction basis, and payments for charges and dispensing fees for medication fulfillment.

MedWise HealthCare

Our MedWise HealthCare segment promotes medication safety and adherence to improve patient outcomes, reduce healthcare costs, and strengthen patient engagement. MedWise HealthCare is primarily comprised of service offerings from our acquisitions of the SinfoníaRx business in September 2017 and PrescribeWellness in March 2019. As a result of these acquisitions, we believe that we are one of the leading providers of medication therapy management (“MTM”) software and services for Medicare, Medicaid, and commercial health plans, and that we are a leading provider of cloud-based patient engagement software and services for retail pharmacies.

Approximately 18,000 retail pharmacies and more than 350 health plans, including several Blue Cross Blue Shield organizations, Express Scripts, Humana, UnitedHealth Group, and WellCare, utilize our MedWise HealthCare solutions to execute a range of clinical programs. These programs support MTM, Medicare quality improvement programs, Healthcare Effectiveness Data and Information Set (“HEDIS”) quality measures, and post-hospital discharge care transitions through a combination of our nearly 30,000 PrescribeWellness network pharmacists and/or our clinical tele-pharmacy call centers across the country. Through our unique, proprietary approaches to healthcare, our MedWise HealthCare segment offers cloud-based software and clinical pharmacist services through various service offerings and brands, such as MedWise® Safety Review, MedWise® MTM, PrescribeWellness, and DoseMeRx®.

The MedWise HealthCare segment revenue model is primarily based payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each clinical intervention.

Our total revenues for the years ended December 31, 2021 and 2020 were $331.3 million and $297.2 million, respectively. We incurred net losses of $79.1 million and $81.0 million for the years ended December 31, 2021 and 2020, respectively. Our adjusted EBITDA for the year ended December 31, 2021 was $19.6 million compared to $21.8 million for the year ended December 31, 2020. See “Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present Adjusted EBITDA and a reconciliation of net losses to Adjusted EBITDA.

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

	Year Ended
	December 31,		Change
	2021	2020	$	%

	(Dollars in thousands)
Revenues	$331,260	$297,219	$34,041	11%
Net loss	(79,055)	(80,966)	1,911	2
Adjusted EBITDA	19,611	21,775	(2,164)	(10)

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and gauge our cash generation. We discuss Adjusted EBITDA in more detail in “Non-GAAP Financial Measures.” We also monitor net revenue retention rate described as follows.

Net Revenue Retention

We believe that our ability to retain revenue associated with new or existing client relationships is an indicator of the stability of our revenue base and the long-term value we provide to our clients. We assess our performance in this area using a metric we refer to as net revenue retention. We calculate our net revenue retention by comparing revenue by client and segment at the end of the most recent calendar year divided by revenue at the end of the prior calendar year from only clients that were contracted with us at the end of the prior calendar year. We believe net revenue retention captures our cross-sell success, client expansion, changes in pricing, and client churn or downgrades.

During 2021 and 2020, our CareVention HealthCare segment generated net revenue retention of 110% and 111%, respectively, driven by census growth at existing clients and cross-sell revenue. Our MedWise HealthCare segment generated net revenue retention of 85% in 2021 compared to 73% in 2020 due to improved client retention efforts.

Factors Affecting our Future Performance

We believe that our future success will be dependent on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets and expand our offerings to meet evolving market needs. While these areas present significant opportunities, they also present risks that we must manage to ensure successful results. See the section entitled “Risk Factors” for a discussion of certain risks and uncertainties that may impact our future success.

COVID-19 Pandemic

We continue to closely monitor the impact of COVID-19 pandemic on both our employees and operations. In response to the pandemic, we have implemented measures to protect the health and safety of our employees, including hybrid and remote work arrangements, reduced density in our buildings, guidelines to ensure safe business travel, and safety protocols for on-site employees, including social distancing, enhanced cleaning, and contact tracing.

We continue to experience challenges with revenue growth as a result of the COVID-19 pandemic. In our CareVention segment, we had seen overall census growth for PACE dip below historical levels during 2020. During the second quarter of 2021, we experienced a recovery in our net PACE census growth to pre-pandemic levels, which continued through the remainder of 2021 and positively impacted revenue.

Our MedWise HealthCare segment also continues to be impacted by the COVID-19 pandemic. Changes made by CMS to their Medicare Part D Star Ratings improvement programs for health plans in response to the COVID-19 pandemic have negatively impacted our medication safety services revenues. In addition, the COVID-19 pandemic has elevated the role of retail pharmacies and created strong demand for pharmacists and pharmacy technicians. As a result, we have faced challenges in hiring clinical staff.

Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to predict the continuing effects that the COVID-19 pandemic may have on our results of operations, financial condition, or liquidity. We continue to actively monitor the COVID-19 pandemic and are prepared to mitigate potential adverse impacts to our business, including our financial position, liquidity, operations, suppliers, industry, and workforce.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the years ended December 31, 2021 and 2020, product sales represented 57% and 54% of our total revenue, respectively. For the years ended December 31, 2021 and 2020, service revenue represented 43% and 46% of our total revenue, respectively.

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

PACE Solutions

We provide medication safety services and health plan management services to PACE organizations. These services primarily include medication safety services, risk adjustment services, PBM solutions, EHR solutions, and third-party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served, or PMPM, a fee for each claim adjudicated, and subscription fees. These fees are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

MedWise HealthCare

Product Revenue

We provide COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed when test kits are shipped and is recognized as we satisfy our performance obligations to deliver the test kits. We do not experience a significant level of returns or reshipments.

Medication Safety Services

We provide medication safety services, which include identification of high-risk individuals, medication regimen reviews, including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of PMPM fees and fees for each medication review and clinical assessment completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety services and when medication reviews and clinical assessments are completed. We generally bill for the medication safety services on a monthly basis.

Software Subscription and Services

We provide software as a service, or SaaS, solutions which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized over the contract term as the software services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. These costs consist primarily of the purchase price of the medications we dispense, shipping, packaging, expenses associated with operating our medication fulfillment centers, including employment costs and stock-based compensation, and technology expenses. Such costs also include direct overhead expenses and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount. For the years ended December 31, 2021 and 2020, medication costs represented 81% and 79% of our total product costs, respectively.

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

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in our research and development functions. This personnel include employees engaged in scientific research, healthcare analytics, the design and development of new scientific algorithms, and the enhancement of our software and technology platforms. Research and development expenses also include fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses.

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

We expect that our research and development expenses will increase in absolute dollars as we increase our research and development efforts to further strengthen and enhance our software solutions and service offerings but will decrease as a percentage of revenue in the long term because we expect our revenue to increase at a greater rate than such expenses.

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

We expect our sales and marketing expenses to increase in absolute dollars as we strategically invest to grow our sales, account management, and marketing infrastructure as we introduce new products and enter new markets but decrease as a percentage of revenue in the long term.

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, and stock-based compensation for employees who are responsible for information systems, administration, human resources, finance, strategy, legal, and executive management, as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting, and accounting services, and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in absolute dollars as we expand our infrastructure but decrease as a percentage of revenue in the long term.

Change in Fair Value of Acquisition-related Contingent Consideration

We classified our acquisition-related contingent consideration as a liability. Acquisition-related contingent consideration was subject to remeasurement at each balance sheet date. Any change in the fair value of such acquisition-related contingent consideration was reflected in our consolidated statements of operations as a change in fair value of the liability. We adjusted the carrying value of the acquisition-related contingent consideration until the contingency was finally determined or final payment was made.

Intangible Asset Impairment Charge

Definite-lived intangible assets are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. When an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. If the estimated undiscounted future cash flows expected to result from the use and disposition of an asset are less than its carrying amount, we would recognize an impairment loss based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows or a combination of income and market approaches.

Depreciation and Amortization Expenses

Depreciation and amortization expenses are primarily attributable to our capital investment in equipment, our capitalized software, and our acquisition-related intangibles.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Convertible Notes, our 2020 Credit Facility (as defined below), our 2015 Line of Credit (as defined below), and the promissory notes related to the Personica acquisition purchase consideration. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
Revenue:
Product revenue	$190,072	$159,593	$30,479	19%
Service revenue	141,188	137,626	3,562	3
Total revenue	331,260	297,219	34,041	11
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	144,091	117,171	26,920	23
Service cost	89,265	87,641	1,624	2
Total cost of revenue, exclusive of depreciation and amortization	233,356	204,812	28,544	14
Operating expenses:
Research and development	19,791	18,180	1,611	9
Sales and marketing	25,969	21,547	4,422	21
General and administrative	73,759	65,378	8,381	13
Change in fair value of acquisition-related contingent consideration expense	—	2,613	(2,613)	(100)
Intangible asset impairment charges	—	5,040	(5,040)	(100)
Depreciation and amortization	47,706	45,040	2,666	6
Total operating expenses	167,225	157,798	9,427	6
Loss from operations	(69,321)	(65,391)	(3,930)	(6)
Interest expense, net	9,107	20,743	(11,636)	(56)
Loss before income taxes	(78,428)	(86,134)	7,706	9
Income tax expense (benefit)	627	(5,168)	5,795	(112)
Net loss	$(79,055)	$(80,966)	$1,911	2%

Product Revenue

Product revenue increased $30.5 million, or 19%, from $159.6 million for the year ended December 31, 2020 to $190.1 million for the year ended December 31, 2021. New business acquired from the Personica acquisition in October 2020 contributed approximately $6.2 million to the increase in 2021. Excluding the Personica acquisition, approximately $17.7 million of the increase was due to increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $6.6 million to the increase as a result of amended client agreements. The increase in product revenue was partially offset by a $670 thousand decrease in COVID-19 test kits sold through our CareVention HealthCare segment and PrescribeWellness pharmacy network.

Service Revenue

Service revenue increased $3.6 million, or 3%, from $137.6 million for the year ended December 31, 2020 to $141.2 million for the year ended December 31, 2021.

CareVention HealthCare service revenue increased by $10.8 million, or 23%, to $58.4 million for the year ended December 31, 2021 as compared to the same period in 2020. The acquisition of Personica in October 2020 contributed approximately $6.3 million to the increase in 2021. The remaining increase was primarily attributable to new clients and growth within existing clients, primarily in our third-party administration services division, and an increase in manufacturer rebates earned under our pharmacy benefit management services.

Service revenues generated by our MedWise HealthCare segment decreased by approximately $7.3 million, or 8%, to $82.8 million for the year ended December 31, 2021, as compared to the same period in 2020. Medication safety services decreased $11.4 million, primarily as a result of a large MTM client contract that did not renew in 2021 and of reduced fees in the final year of the EMTM pilot program. This decrease was offset by an increase in software subscription services of $4.1 million, or 10%, related to a contract to support 2021 Medicare open enrollment using the PrescribeWellness platform.

Cost of Product Revenue

Cost of product revenue increased $26.9 million, or 23%, from $117.2 million for the year ended December 31, 2020 to $144.1 million for the comparable period in 2021. New business acquired from the Personica acquisition contributed approximately $5.8 million to the increase. Excluding the Personica acquisition, increased medication volume from growth in the number of patients served by our existing customers contributed approximately $13.6 million to the change. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $6.6 million to the increase as a result of amended client agreements. The increase in cost of product revenue was also due to a $638 thousand increase in distribution charges related to higher shipping volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to increased personnel and employee costs to support our growth.

Cost of Service Revenue

Cost of service revenue increased $1.6 million, or 2%, to $89.3 million for the year ended December 31, 2021 compared to the same period in 2020.

Cost of service revenue related to our CareVention HealthCare segment increased $8.3 million, or 26%, to $40.0 million for the year ended December 31, 2021, as compared to the same period in 2020. Of the total increase, $3.2 million was related to the acquisition of Personica in October 2020. The remaining increase was primarily related to increased personnel and employee costs and professional services related to our third-party administration services. In February 2022, we entered into a business process outsourcing contract within our third-party administration services in order to better scale these services into markets outside of PACE.

Cost of service revenue related to our MedWise HealthCare segment decreased $6.7 million, or 12%, to $49.3 million for the year ended December 31, 2021, as compared to the same period in 2020. This decrease was comprised of lower employee compensation costs due to a decrease in headcount, a decrease in the use of contracted resources, and reduced printing and postage expenses resulting from fewer clinical interventions performed.

Research and Development Expenses

Research and development expenses increased by $1.6 million, or 9%, from $18.2 million for the year ended December 31, 2020 to $19.8 million for the year ended December 31, 2021. Stock-based compensation costs increased $1.8 million primarily as a result of equity awards granted during 2021. Research and development expenses also increased by $942 thousand due to increased technology-related expenses for new project management tools to support our software development teams. The increase in research and development expenses was partially offset by a decrease in employee compensation costs, excluding stock-based compensation, and professional services primarily due to increased capitalization rates of development initiatives to enhance the software supporting our CareVention HealthCare and MedWise HealthCare offerings.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.4 million, or 21%, to $26.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to a $1.7 million increase in employee compensation costs, which included a $789 thousand increase in stock-based compensation expense primarily related to equity awards granted during 2021. The remaining increase in employee compensation costs was primarily related to additional headcount and increased employee benefits costs, including bonus and commission expense. The increase in sales and marketing expenses was also due to a $1.0 million increase in marketing and public relations related expenses, including advertising services, and a $519 thousand increase in professional consulting services related to enhancing and executing the Company’s branding and marketing strategies. The remaining increase was primarily attributable to increased software licenses and technology-related expenses related to an enhanced client and marketing management tool and increased conference and travel related spend.

General and Administrative Expenses

General and administrative expenses increased $8.4 million, or 13%, from $65.4 million for the year ended December 31, 2020 to $73.8 million for the year ended December 31, 2021. The acquisition of Personica contributed approximately $499 thousand to the increase in expenses during 2021, which consisted primarily of employee compensation costs, including stock-based compensation, and professional consulting services. General and administrative expenses also includes an $800 thousand contract termination fee in order to enter into a more favorable

PBM rebate agreement. Excluding costs related to the Personica acquisition and the contract termination fee, general and administrative expenses increased by approximately $7.0 million.

The increase in general and administrative expenses was primarily attributable to higher employee compensation costs of $4.1 million, which included a $2.0 million increase in stock-based compensation expense primarily related to equity awards granted during 2021. The remaining increase in employee costs was primarily related to increased costs for health insurance premiums and other supplemental benefits, including bonus expense. The increase in general and administrative expenses was also due to a $711 thousand increase in directors and officers and cyber insurance premiums and a $692 thousand increase in realignment costs, which include severance and other employee costs, related to the realignment of our Company’s resources to better support our strategic objectives. Also contributing to the increase in general administrative expenses were a $578 thousand increase in professional consulting services, a $449 thousand increase in recruiting expenses, a $338 thousand increase in bad debt expense, and a $214 thousand increase in employee travel and office-related expenses. Partially offsetting these increases was a $577 thousand reduction in acquisition-related costs incurred in the prior year related to the Personica acquisition that was completed in October 2020.

Acquisition-Related Contingent Consideration Expense

During the year ended December 31, 2020, we elected to accelerate the payment of the acquisition-related contingent consideration associated with our acquisition of Cognify in 2018 for an aggregate payment of $13.4 million, which was partially satisfied by cash payments of $6.4 million and by the issuance of 135,434 shares of our common stock with a fair value of $6.9 million. During the year ended December 31, 2020, we recorded a $2.6 million charge to increase the fair value of the Cognify acquisition-related contingent consideration primarily due to the accelerated payment. No charges were incurred during the year ended December 31, 2021 as the final amount of the Cognify acquisition-related contingent consideration liability was determined and fixed as of December 31, 2020. In the first quarter of 2021, we made the final cash payment of $166 thousand in full satisfaction of the remaining acquisition-related contingent consideration liability.

Intangible Asset Impairment Charge

During the year ended December 31, 2020, we recorded a $5.0 million intangible asset impairment charge related to certain intangible assets obtained from the Medliance acquisition in 2014. During the fourth quarter of 2020, we became aware of changes in circumstances impacting the future performance of our pharmacy cost management services and evaluated the recoverability of the related intangible assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value is not recoverable. The recoverability test indicated that certain customer relationships and developed technology intangible assets were impaired. As a result, we used an income approach to measure the fair value of the intangible assets and recognized non-cash impairment charges of $3.8 million and $1.2 million to the customer relationships and developed technology intangible assets, respectively, for the year ended December 31, 2020. We did not record any intangible asset impairment charges in 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.7 million, or 6%, from $45.0 million for the year ended December 31, 2020 to $47.7 million for the year ended December 31, 2021. This increase was primarily due to a $5.1 million increase in the amortization of capitalized software related to new software functionality placed into service since 2020 to support our CareVention HealthCare and MedWise HealthCare segments. The increase in amortization related to capitalized software was partially offset by a $2.1 million decrease in amortization expenses primarily related to changes in the estimated useful lives of certain intangible assets during the prior year.

Interest Expense

Interest expense decreased $11.6 million from $20.7 million for the year ended December 31, 2020 to $9.1 million for the year ended December 31, 2021. The decrease is primarily due to a $11.7 million decrease in interest expense related to the adoption of ASU 2020-06, which significantly reduced the debt discount accretion in 2021 related to the 2026 Convertible Notes. The decrease was also due to a decrease in interest expense of $1.2 million related to additional interest incurred during 2020 as a result of the failure to remove the restrictive legend on the 2026 Convertible

Notes. The decrease in interest expense was partially offset by an $1.1 million increase in interest expense related to additional borrowings on the 2020 Credit Facility during 2021 compared to 2020.

Income Taxes

On February 12, 2021, the Company received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by the Company, that the Company met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, the Company recorded a deferred tax asset of $26,313 and a corresponding $26,313 increase to its valuation allowance. As of December 31, 2021, the Company recorded a full valuation allowance against its deferred tax assets.

For the year ended December 31, 2021, we recorded income tax expense of $627 thousand primarily related to indefinite-lived deferred tax liabilities for goodwill amortization, which resulted in an effective tax rate of (0.8)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of December 31, 2021. Accordingly, the tax benefit was limited due to unbenefited losses during the year ended December 31, 2021.

For the year ended December 31, 2020, we recorded an income tax benefit of $5.2 million, which resulted in an effective tax rate of 6.0%. The benefit primarily consists of the benefit generated by the Company’s losses, the benefit from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and the exercising of nonqualified stock options during the period, offset by other tax expense due to the increase in the Company's valuation allowance.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA and Adjusted EBITDA margin, each of which is considered a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, intangible asset impairment charge, settlement costs, business optimization expenses, severance costs, acquisition-related expense, and stock-based compensation expense. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We consider business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to our business optimization initiatives during 2021. We consider severance costs to include severance payments related to the realignment of our resources. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of revenue. We present Adjusted EBITDA and Adjusted EBITDA margin because they are some of the measures used by our management and Board of Directors to understand and evaluate our core operating performance, and we consider them important supplemental measures of performance. We believe these metrics are commonly used by the financial community, and we present them to enhance investors’ understanding of our operating performance and cash flows. We believe Adjusted EBITDA and Adjusted EBITDA margin provide investors and other users of our financial information consistency and comparability with our past financial performance.

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

Adjusted EBITDA and Adjusted EBITDA margin are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. As non-GAAP measures, Adjusted EBITDA and Adjusted EBITDA margin have limitations in that they do not reflect all the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect cash interest income or expense;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect the potentially dilutive impact of stock-based compensation and related employer taxes;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect tax payments that may represent a reduction in cash available to us;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect settlement costs paid during 2021;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect costs incurred in connection with the Company’s business optimization initiatives during 2021;

●	Adjusted EBITDA and Adjusted EBITDA margin do not reflect severance costs related to the realignment of our resources;

●	other companies, including companies in our industry, may calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to our net loss for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(79,055)	$(80,966)	$(32,436)
Add:
Interest expense, net	9,107	20,743	15,986
Income tax expense (benefit)	627	(5,168)	(16,199)
Depreciation and amortization	47,706	45,040	34,276
Change in fair value of acquisition-related contingent consideration expense	—	2,613	3,816
Intangible asset impairment charge	—	5,040	—
Settlement	500	—	—
Business optimization expenses	1,168	—	—
Severance costs	887	873	—
Acquisition-related expense	217	1,045	5,200
Stock-based compensation expense	38,454	32,555	27,278
Adjusted EBITDA	$19,611	$21,775	$37,921

Total revenue	$331,260	$297,219	$284,707
Adjusted EBITDA margin	5.9%	7.3%	13.3%

Adjusted Diluted Net (Loss) Income Per Share, or Adjusted Diluted EPS

Adjusted Diluted EPS excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. We believe the exclusion of these items assists in providing a more complete understanding of our underlying operations, results, and trends; allows for comparability with our peer company index and industry; and enables more consistency with our expected capital structure on a going forward basis. Our management uses this measure along with corresponding GAAP financial measures to manage our business and to evaluate our performance compared to prior periods and the marketplace. We define Adjusted Diluted EPS as net loss before fair value adjustments for acquisition-related contingent consideration, intangible asset impairment charge, amortization of acquired intangibles, amortization of debt discount and issuance costs, settlement costs, business optimization expenses, severance costs, acquisition-related expense, stock-based compensation related expense, and the tax impact of those items using a normalized tax rate on pre-tax income (loss) adjusted for those items expressed on a per share basis using weighted average diluted shares outstanding. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. We consider business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to our business optimization initiatives during 2021. We consider severance costs to include severance payments related to the realignment of our resources.

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

The following table reconciles net loss per share on a diluted basis, the most directly comparable GAAP measure, to Adjusted Diluted EPS:

	Year Ended December 31,
	2021		2020		2019

	(In thousands except per share amounts)
Reconciliation of diluted net loss per share to Adjusted Diluted EPS
GAAP net loss, basic and diluted, and net loss per share, basic and diluted	$(79,055)	$(3.39)	$(80,966)	$(3.71)	$(32,436)	$(1.57)
Adjustments:
Change in fair value of acquisition-related contingent consideration expense	—		2,613		3,816
Intangible asset impairment	—		5,040		—
Amortization of acquired intangibles	28,444		30,570		25,684
Amortization of debt discount and issuance costs	1,645		13,301		10,595
Settlement	500		—		—
Business optimization expenses	1,168		—		—
Severance costs	887		873		—
Acquisition-related expense	217		1,045		5,200
Stock-based compensation expense	38,454		32,555		27,278
Impact to income taxes (1)	2,510		(5,132)		(22,044)
Adjusted net (loss) income and Adjusted Diluted EPS	$(5,230)	$(0.22)	$(101)	$0.00	$18,093	$0.79

(1)	The impact to taxes was calculated using a normalized statutory tax rate applied to pre-tax income or loss adjusted for the respective items above and then subtracting or adding the tax provision or benefit, respectively, as determined for GAAP purposes.

The following table reconciles the diluted weighted average shares of common stock outstanding used to calculate net loss per share on a diluted basis for GAAP purposes to the diluted weighted average shares of common stock outstanding used to calculate Adjusted Diluted EPS:

	Year Ended
	December 31,
	2021	2020	2019
Reconciliation of weighted average shares of common stock outstanding, diluted, to weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS
Weighted average shares of common stock outstanding, basic and diluted for GAAP	23,290,660	21,815,388	20,622,258
Adjustments:
Weighted average dilutive effect of stock options	—	—	1,522,196
Weighted average dilutive effect of restricted stock	—	—	762,665
Weighted average dilutive effect of contingent shares	—	—	39,088
Weighted average shares of common stock outstanding, diluted for Adjusted Diluted EPS (1)	23,290,660	21,815,388	22,946,207

(1)	For the year ended December 31, 2021, we accounted for the convertible senior subordinated notes utilizing the if-converted method in accordance with the guidance under ASU 2020-06 effective January 1, 2021 (see Note 2 in the Notes to the Consolidated Financial Statements). Under this method, we are required to presume that the convertible senior subordinated notes are converted at the beginning of the current period and settled entirely in our common stock. However, no potential shares are assumed outstanding and are excluded from the diluted EPS calculation if including them would have an anti-dilutive effect. For the year ended December 31, 2021, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion would have had an anti-dilutive effect.

For the years ended December 31, 2020 and 2019, under the previous accounting standard, we accounted for the convertible senior subordinated notes utilizing the treasury stock method. Under this method, we presumed that we would settle the notes entirely or partly in cash. The underlying shares issuable upon conversion of the notes were excluded from the calculation of diluted EPS, except to the extent that the average stock price for the reporting period exceeded their conversion price of $69.95 per share. For the years ended December 31, 2020, and 2019, there was no impact on diluted EPS from the convertible senior subordinated notes as the conversion price exceeded our average stock price.

Liquidity and Capital Resources

We incurred net losses of $79.1 million, $81.0 million, and $32.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, debt service obligations, and strategic business acquisitions. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facilities. As of December 31, 2021, we had unrestricted cash of $9.7 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$15,452	$4,818	$(5,815)
Net cash used in investing activities	(35,194)	(28,734)	(180,925)
Net cash provided by financing activities	6,916	5,867	208,292
Net decrease in cash and restricted cash	$(12,826)	$(18,049)	$21,552

Operating Activities

Net cash provided by operating activities was $15.5 million for the year ended December 31, 2021 and consisted of our net loss of $79.1 million, offset by the addition of noncash items of $88.8 million and changes in our operating assets and liabilities totaling $5.7 million. The noncash items primarily included $47.7 million of depreciation and amortization expense, $38.5 million of stock-based compensation expense, $2.2 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $513 thousand change in net deferred taxes, offset by acquisition-related contingent consideration paid of $67 thousand related to the Cognify acquisition. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and other liabilities mostly due to increased consideration payable to clients under our rebate administration services and an increase in accrued employee compensation costs. The change in operating assets and liabilities was partially offset by an increase in prepaid expenses and other current assets primarily due to an increase in contract assets related to rebate administration services under our PBM solutions and an increase in non-trade receivables.

Net cash provided by operating activities was $4.8 million for the year ended December 31, 2020 and consisted primarily of our net loss of $81.0 million, $2.6 million in payments for the contingent purchase price consideration related to the Cognify acquisition, and changes in our operating assets and liabilities totaling $5.1 million, offset by the addition of noncash items of $93.5 million. These noncash items primarily included $45.0 million of depreciation and amortization expense, $32.6 million of stock-based compensation expense, $13.6 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Convertible Notes, changes in net deferred taxes of $5.3 million, a $5.0 million intangible asset impairment charge, and a $2.6 million change in fair value of the Cognify acquisition-related contingent consideration. The change in operating assets and liabilities, net of the effect from acquisitions, was primarily due to an increase in client claims receivables and an increase in accounts receivable. The increase in accounts receivable was attributable to growth in our CareVention HealthCare segment as a result of new clients and growth in existing clients, as well as the timing of client payments. The change in operating assets and liabilities was also due to a decrease in accrued expenses and other liabilities primarily due to lower accrued employee compensation costs. The change in operating assets and liabilities was partially offset by a decrease in prepaid expenses and other current assets primarily due to payments received related to prior year contract asset balances and non-trade receivables and an increase in accounts payable primarily due to the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $35.2 million for the year ended December 31, 2021, which reflected $31.8 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $3.4 million in purchases of property and equipment primarily to support technology-related needs and infrastructure at our pharmacies, call center locations, and Moorestown, New Jersey headquarters, as well as fixtures and improvements for our new office space in Eden Prairie, Minnesota and for an expansion of our pharmacy in Boulder, Colorado.

Net cash used in investing activities was $28.7 million for the year ended December 31, 2020 and reflected $6.8 million paid in connection with the acquisition of Personica, net of cash acquired. In addition, net cash used in investing activities consisted of $18.8 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also consisted of $3.1 million in purchases of property, equipment, and leasehold improvements primarily related to equipment to support the pharmacy at our Moorestown, New Jersey location, improvements for our expanded office space at our Moorestown, New Jersey headquarters, and improvements for our call center space in Tucson, Arizona to support our medication safety services.

Financing Activities

Net cash provided by financing activities was $6.9 million for the year ended December 31, 2021. Financing activities for the year ended December 31, 2021 primarily reflected $19.5 million of net borrowings on our 2020 Credit Facility mainly used to fund the repayment of the promissory notes in connection with the Personica acquisition. Proceeds received from the exercise of stock options totaled $4.1 million during the year ended December 31, 2021. The net cash provided by financing activities for the year ended December 31, 2021 was partially offset by repayments of $16.5 million related to the promissory notes in connection with the 2020 Personica acquisition.

Net cash provided by financing activities was $5.9 million for the year ended December 31, 2020 and primarily reflected $10.0 million of borrowings on our 2020 Credit Facility to fund the acquisition of Personica and $3.9 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2020 was partially offset by $3.8 million of payments for the contingent purchase price consideration related to the Cognify acquisition, $3.0 million in payments for payroll taxes remitted to taxing authorities on behalf of employees for shares withheld from the net exercise of stock options during 2020, and $1.3 million in payments for debt financing costs.

Funding Requirements

On September 6, 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “2015 Line of Credit”), which provided for borrowing availability in an aggregate amount up to $60,000 to be used for general corporate purposes, with a $1,000 sublimit for cash management services, letters of credit, and foreign exchange transactions. The 2015 Line of Credit matured pursuant to its terms on December 6, 2020. To replace the 2015 Line of Credit, on December 18, 2020, we entered into a Loan and Security Agreement with Western Alliance Bank, or the 2020 Credit Facility, which provides for a $120 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility matures on May 16, 2025. As of December 31, 2021, we had $27.7 million available for borrowing and $90.4 million of unused commitments under our 2020 Credit Facility, and we were in compliance with all related financial and operating covenants thereunder. See Note 13 in our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information with respect to the 2020 Credit Facility.

We believe that our unrestricted cash of $9.7 million as of December 31, 2021, borrowing capacity under our 2020 Credit Facility, and cash flows from continuing operations will be sufficient to meet the short-term and long-term cash requirements of our business operations. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

We may seek additional funding through public or private debt or equity financings. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect our stockholders. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under our various contractual obligations, including future principal payments on the 2020 Credit Facility, principal and interest payments on our convertible senior subordinated notes, minimum rental payments on our noncancelable operating leases, and minimum payments on our other commitments as of December 31, 2021. These amounts are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used; fixed, minimum, or variable price provisions; and the approximate timing of the transaction

Principal payments on our 2020 Credit Facility are due on the maturity date of May 16, 2025. Our convertible senior subordinated notes mature on February 16, 2026, unless earlier converted or repurchased. Interest payments on our convertible senior subordinated notes are payable semiannually at a rate of 1.75% per year.

Our existing office lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations.

Other commitments include $17.4 million of minimum purchase obligations under certain vendor agreements to provide information technology services, a $100 thousand letter of credit, which renews annually and expires in September 2027, related to our lease agreement for our corporate headquarters in Moorestown, New Jersey, and a $30 thousand per month minimum purchase obligation through December 31, 2022 with our data aggregation partner for our pharmacy cost management services.

Effective March 2019, we entered into an Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement with Thrifty Drug Stores, Inc., which was replaced on July 1, 2020 by a new Affiliated Pharmacy Agreement and Pharmaceutical Program Supply Agreement, to provide us with the pharmaceutical products that we sell. The contract commits us to a minimum purchase obligation of 98% of our total prescription product requirements from Thrifty Drug Stores through September 2023. The table below does not include future payments to Thrifty Drug Stores because certain terms of these payments were not determinable at December 31, 2021 due to the timing and volume of future purchases.

	Payments due by period
		Less			More
		than 1			than 5
	Total	year	1-3 years	3-5 years	years

	(In thousands)
Line of credit	$29,500	$—	$—	$29,500	$—
Convertible senior subordinated notes, including interest	350,594	5,688	11,375	333,531	—
Operating leases	27,793	4,788	8,679	6,897	7,429
Other	17,870	6,576	8,844	2,350	100
Total	$425,757	$17,052	$28,898	$372,278	$7,529

On February 24, 2022, we expanded our existing relationship with a third-party service provider for business process support and technology services designed to enhance the operational efficiency of its third-party administration services and transform its electronic health records solutions. As a result, the partner will hire approximately 180 employees from our Company, hire to fill existing open positions, and augment with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115.3 million.

Critical Accounting Policies and Significant Judgments and Estimates

We base this management's discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. We consider these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Our significant accounting policies, and related estimates and assumptions, are described more fully in Note 2 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. We believe the following accounting policies are the most critical to the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

We provide technology-enabled solutions tailored toward the specific needs of healthcare organizations, payers, providers, and pharmacies. These solutions can be integrated or provided on a standalone basis. Contracts generally have a term of one to five years and generally renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from zero to 180 days without cause, thereby limiting the term in which we have enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services.

We use the practical expedient to not account for significant financing components because the period between recognition and collection does not exceed one year for most of our contracts. We do not disclose the amount of variable consideration that we expect to recognize in future periods as the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of single performance obligation, and the terms of that variable consideration relate specifically to our efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. Our customers’ contracts primarily include monthly fees associated with unspecified membership, claims, or MSRs that fluctuate throughout the contract.

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

PACE Solutions

We provide medication safety services and health plan management services to PACE organizations. These services primarily include medication safety services, risk adjustment services, PBM solutions, EHR solutions, and third-party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served, or PMPM, a fee for each claim adjudicated, and subscription fees. These fees are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

For client contracts for which we perform both medication fulfillment and the PBM services, we recognize revenue using the gross method at the contract price negotiated with our clients and when we have concluded that we control the prescription drug before it is transferred to the client plan members. We control prescriptions dispensed indirectly through our retail pharmacy network because we have separate contractual arrangements with those pharmacies, have discretion in setting the price for the transaction, and assume primary responsibility for fulfilling the promise to provide prescription drugs to our client plan members while performing the related PBM services. These factors indicate that we are the principal and, as such, we recognize the total prescription price contracted with clients in revenue.

MedWise HealthCare

Product Revenue

We provide COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed when test kits are shipped and is recognized as we satisfy our performance obligations to deliver the test kits. We do not experience a significant level of returns or reshipments.

Medication Safety Services

We provide medication safety services, which include identification of high-risk individuals, medication regimen reviews, including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of PMPM fees and fees for each medication review and assessment completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety services, and when medication reviews and assessments are completed. We generally bill for the medication safety services on a monthly basis.

Software Subscription and Services

We provide software as a service, or SaaS, solutions which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized over the contract term as the software services are provided. We generally bill for the software services on a monthly basis.

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

Examples of critical estimates used in valuing acquired intangible assets include:

●	future expected cash flows from sales and acquired developed technologies;

●	the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company's portfolio;

●	the probability of meeting the future events; and

●	discount rates used to determine the present value of estimated future cash flows.

These estimates were inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could have been allocated to the acquired assets and liabilities differently from the allocation that we had made. In addition, unanticipated events and circumstances could have occurred, which could have affected the accuracy or validity of such estimates. If such events had occurred, we could have been required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill

Goodwill consists of the excess purchase price over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment annually by reporting unit. Based on these considerations, we have determined that our two operating segments, CareVention HealthCare and MedWise HealthCare, each represent a reporting unit for our goodwill impairment assessment.

GAAP provides an entity with an option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the quantitative assessment. If this is the case, the quantitative impairment test is required. If the quantitative impairment test is required, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and an impairment loss is recognized for any excess of the carrying amount over the reporting unit’s fair value.

The fair value of the reporting units is estimated using a combination of a discounted cash flow method, or income approach, and market approaches, which estimate fair value based on a selection of appropriate peer group companies. The determination of the fair value of the reporting units requires us to make significant assumptions and estimates, which include, but are not limited to: forecasts of revenue, operating income, income taxes, capital expenditures, and working capital requirements; the selection of appropriate peer group companies; control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes; discount rates; terminal growth rates; and long-term operating margin assumptions. We also consider each reporting unit’s current and historical financial results and the current industry trends. Our estimates can be affected by several factors, including general economic, industry, and regulatory conditions, the risk-free interest rate environment, our market capitalization, and our ability to achieve our forecasted operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results.

We complete our goodwill impairment assessment on October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

2021 Goodwill Impairment Test

During our annual impairment analysis as of October 1, 2021, we evaluated qualitative factors that could indicate whether the fair value of our reporting units may be lower than the carrying value. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test as of October 1, 2021. However, during the fourth of quarter of 2021, we experienced a sustained decline in the market price of our Company’s common stock and determined that an indicator of impairment was present. As a result, we performed a quantitative goodwill impairment assessment as of December 31, 2021 for each reporting unit.

The fair value of the CareVention HealthCare reporting unit exceeded its carrying value by a significant margin. The fair value of the MedWise HealthCare reporting unit exceeded its carrying value by approximately 11%. As a result, goodwill was not impaired as of December 31, 2021.

The MedWise HealthCare reporting unit has continued to be impacted by the COVID-19 pandemic. Changes made by CMS to their Medicare Part D Star Ratings improvement programs for health plans in response to the COVID-19 pandemic have negatively impacted our medication safety services revenues. In addition, the COVID-19 pandemic has elevated the role of retail pharmacies and created strong demand for pharmacists and pharmacy technicians. As a result, we have faced challenges in staffing our call centers to support our health plan clients.

During first quarter of 2022 and through the date of this report, we experienced a sustained decline in the price of our common stock. A sustained decrease in our Company’s common stock is a potential indicator that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets, which may result in an impairment charge for the first quarter of 2022.

2020 and 2019 Goodwill Impairment Tests

For the years ended December 31, 2020, and 2019, we performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair value of our reporting units was less than the carrying amount. Accordingly, no impairment loss was recorded for the years ended December 31, 2020, or 2019.

Impairment of Long-Lived Assets Including Other Intangible Assets

Long-lived assets consist of property and equipment, software development costs and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use and disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows or a combination of income and market approaches.

Although we believe the carrying values of our long-lived assets are currently realizable, future events could cause us to conclude otherwise. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

During fourth quarter of 2021, we determined that an indicator of impairment was present as it related to the financial performance of the DoseMe business. We evaluated the recoverability of the related intangible assets and determined that the estimated fair value of the asset group was greater than its carrying value. As a result, the related intangible assets were not impaired and no impairment charges were recorded for the year ended December 31, 2021.

During the fourth quarter of 2020, we became aware of changes in circumstances impacting the future performance of our pharmacy cost management services, which relate to certain intangible assets acquired from the Medliance acquisition in 2014. We evaluated the recoverability of the related intangible assets and determined that certain customer relationships and developed technology intangible assets were impaired. As a result, we recognized non-cash impairment charges of $5.0 million to the related intangible assets for the year ended December 31, 2020.

There were no indicators of impairment during the year ended December 31, 2019 and there were no intangible asset impairment charges for the year ended December 31, 2019

Recent Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk is principally limited to interest rate fluctuations. A risk management program is in place to manage these risks. We have estimated our market risk exposure using a sensitivity analysis. A hypothetical 10% change in interest rates during the year ended December 31, 2021 would not have had a material impact on our earnings. To further test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 100 basis point adverse change in market prices or rates. The results of the sensitivity analysis are summarized below.

As of December 31, 2021, there was approximately $29.5 million outstanding under our 2020 Credit Facility. We entered into the 2020 Credit Facility to replace the 2015 Line of Credit, which expired and matured pursuant to its terms on December 6, 2020. Interest on the loan is based on the LIBOR Rate plus 3.25% which exposes us to market risk due to changes in interest rates. This means that a change in the prevailing interest rates may cause our periodic interest payment obligations to fluctuate. We believe that a 100 basis point increase in interest rates would have resulted in an approximate $231 thousand increase to our interest expense for the year ended December 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon this evaluation and those criteria, management believes that, as of December 31, 2021, our internal controls over financial reporting were effective.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which appears below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Tabula Rasa HealthCare, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tabula Rasa HealthCare, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Information required by Items 10, 11, 12, 13, and 14 of Part III is omitted from this Annual Report and will be filed in our definitive proxy statement to be filed with the SEC with respect to our 2022 annual meeting of stockholders, or the Proxy Statement, or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Proxy Statement under the following captions and is incorporated herein by reference: “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(A) Reports,” “Corporate Governance – Code of Business Conduct and Ethics of Employees, Executive Officers and Directors,” “Corporate Governance – Nominating Committee,” and “Corporate Governance – Audit Committee.”

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Proxy Statement under the following captions and is incorporated herein by reference: “Director Compensation,” “Compensation Discussion and Analysis” and the related tabular disclosure, “Compensation Committee Report,” “CEO Pay Ratio,” “Compensation Risk Assessment,” and “Policies Prohibiting Hedging, Pledging, Margining, and Short-Selling.”

.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Proxy Statement under the following captions and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2021.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be included in our Proxy Statement under the following caption and is incorporated herein by reference: “Certain Relationships and Related Party Transactions” and “Corporate Governance – Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our Proxy Statement under the following caption and is incorporated herein by reference: “Principal Accountant Fees and Services.”

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

2.1#	Asset Purchase Agreement, dated as of April 22, 2014, by and among Capstone Performance Systems, LLC (Delaware), CareKinesis, Inc., Capstone Performance Systems, LLC (Colorado), PPS Holdings, Inc. and David M. Reyes and Ronda L. Hackbart-Reyes	S-1	1/4/2016	2.2
2.2#	Agreement and Plan of Merger, dated September 6, 2017, by and among Tabula Rasa HealthCare, Inc., TRCRD, Inc., TRSHC Holdings, LLC, Sinfonía HealthCare Corporation, Michael Deitch, Fletcher McCusker, and Michael Deitch, as Stockholders’ Representative	8-K	9/7/2017	2.1
2.3#	Membership Interest Purchase Agreement, made and entered into as of August 31, 2018, by and among TRHC MEC Holdings, LLC, each member of Mediture LLC and eClusive L.L.C., and Kelley Business Law, PLLC, solely in its capacity as the Seller Representative	10-Q	11/8/2018	2.1
2.4#	Stock Purchase Agreement, made and entered into as of October 19, 2018, by and among TRHC MEC Holdings, LLC, the stockholders of Cognify, Inc., and Mace Wolf, solely in his capacity as the Sellers’ Representative	10-K	3/1/2019	2.6
2.5#	Share Purchase Deed, made and entered into on November 30, 2018, by and among Tabula Rasa HealthCare, Inc., DM Acquisition Pty Ltd, the shareholders and option holders of DoseMe Holdings Pty Ltd set forth on the signature page thereto under the heading “Sellers” and Charles Cornish, solely in his capacity as the Seller Representative	8-K	12/3/2018	2.1
2.6#	Merger Agreement, dated March 5, 2019, by and among Tabula Rasa HealthCare, Inc., TRHC PW Acquisition, LLC, Prescribe Wellness, LLC and Fortis Advisors, LLC, as Holder Representative	8-K	3/5/2019	2.1
2.7#	Membership Interest Purchase Agreement, made and entered into on October 5, 2020, by and among Tabula Rasa HealthCare Group, Inc., Tabula Rasa HealthCare, Inc., Personica Holdings, Inc., Peter C. Farrow, Robert Tanner, Michele Bauer, Luke Johnson and Personica Holdings, Inc., as Seller Representative	8-K	10/5/2020	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Indenture, dated as of February 12, 2019, between Tabula Rasa HealthCare, Inc. and U.S. Bank National Association, as trustee	8-K	2/12/2019	4.1
4.2	Form of Note (included in Exhibit 4.1)	8-K	2/12/2019	4.1
4.3	Description of the Registrant’s Securities	10-K	3/2/2020	4.3
10.1*	Tabula Rasa HealthCare, Inc. Amended and Restated 2014 Equity Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreements and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.1
10.2	Form of Indemnification Agreement	S-1/A	9/19/2016	10.5
10.3

Loan and Security Agreement, dated as of April 29, 2015, by and among Western Alliance Bank, successor in interest to Bridge Bank, National Association, and Tabula Rasa HealthCare, Inc., CareKinesis, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC, as amended by that Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC, included as Exhibit 10.4, as amended by that Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC, included as Exhibit 10.5

		S-1	1/4/2016	10.6
10.4	Loan and Security Modification Agreement, dated as of July 1, 2016, by and between Western Alliance Bank, as successor in interest to Bridge Bank, National Association, and CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc. and Medliance LLC	S-1/A	7/21/2016	10.7
10.5	Loan and Security Modification Agreement, dated as of September 15, 2016, by and between Western Alliance Bank, are CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC and CK Solutions, LLC	S-1/A	9/19/2016	10.8
10.6	Amended and Restated Loan and Security Agreement, dated September 6, 2017, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, SinfoníaRx, Inc., Sinfonía HealthCare Corporation, TRCRD, Inc., TRSHC Holdings, LLC, the several banks and other financial institutions or entities from time to time party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	9/7/2017	10.1

10.7	Loan and Security Modification Agreement, dated May 1, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc. and Western Alliance Bank	10-Q	8/8/2018	10.1
10.8	Loan and Security Modification Agreement, dated August 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, and SinfoníaRx, Inc., the several banks and other financial institutions or entities party thereto and Western Alliance Bank	10-Q	11/8/2018	10.2
10.9	Loan and Security Modification Agreement, entered into as of October 19, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	2/8/2019	10.1
10.10	Loan and Security Modification Agreement, entered into as of December 31, 2018, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank	8-K	1/2/2019	10.1
10.11	Loan and Security Modification Agreement, entered into as of February 7, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	2/8/2019	10.2
10.12	Loan and Security Modification Agreement, entered into as of March 5, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and TRHC DM Holdings, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	10-Q	5/10/2019	10.2
10.13	Loan and Security Modification Agreement, entered into as of December 20, 2019, by and among CareKinesis, Inc., Tabula Rasa HealthCare, Inc., Carevention, Inc., Capstone Performance Systems, LLC, J.A. Robertson, Inc., Medliance LLC, CK Solutions, LLC, TRSHC Holdings, LLC, SinfoníaRx, Inc., TRHC MEC Holdings, LLC, Mediture, LLC, eClusive L.L.C., Cognify, LLC and DoseMe, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	10-K	3/2/2020	10.13
10.14	Loan and Security Modification Agreement, entered into as of September 2, 2020, by and among Tabula Rasa HealthCare Group, Inc., Tabula Rasa HealthCare, Inc., CK Solutions, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as Lender and as administrative agent and collateral agent for the Lenders	8-K	9/9/2020	10.1
10.15	Loan and Security Modification Agreement, entered into as of October 5, 2020, by and among Tabula Rasa HealthCare Group, Inc., Tabula Rasa HealthCare, Inc., CK Solutions, LLC, the several banks and other financial institutions or entities party thereto, and Western Alliance Bank, as a Lender and as administrative agent and collateral agent for the Lenders	8-K	10/5/2020	10.1
10.16	Loan and Security Agreement, entered into as of December 18, 2020, by and among Tabula Rasa HealthCare Group, Inc., Tabula Rasa HealthCare, Inc., CK Solutions, LLC, Personica, LLC, TRHC TPA, LLC, and PersonifilRx, the several banks and other financial institutions or entities party thereto, Western Alliance Bank and Regions Bank, as documentation agent	8-K	12/22/2020	10.1
10.17*	Tabula Rasa HealthCare, Inc. 2016 Omnibus Incentive Compensation Plan, including forms of Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Agreement thereunder	S-1/A	9/19/2016	10.15
10.18*	Form of Director Stock Unit Agreement	10-K	3/2/2020	10.15
10.19	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 100), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018.	10-K	3/1/2019	10.11
10.20	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 200), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018	10-K	3/1/2019	10.12

10.21	Lease Agreement, dated August 21, 2015, by and between 228 Strawbridge Associates, LLC and Tabula Rasa HealthCare, Inc. (Suite 300), as amended by that First Amendment to Lease Agreements, dated as of March 22, 2016, Second Amendment to Lease Agreements, dated as of February 3, 2017, and Third Amendment to Lease Agreements, effective as of July 10, 2018	10-K	3/1/2019	10.13
10.22#	Affiliated Pharmacy Agreement, dated March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.	10-Q	5/10/2019	10.11
10.23#	Pharmaceutical Program Supply Agreement, effective as of March 29, 2019, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare, Inc.	10-Q	5/10/2019	10.12
10.24*	Tabula Rasa HealthCare, Inc. Annual Incentive Plan, effective January 1, 2017	8-K	4/28/2017	10.4
10.25*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Calvin Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.1
10.26*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Dr. Orsula Knowlton and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.2
10.27*	Change-in-Control and Severance Agreement, dated February 26, 2018, between Brian Adams and Tabula Rasa HealthCare, Inc.	8-K	3/2/2018	10.3
10.28*	First Amendment to the Tabula Rasa Healthcare, Inc. Annual Incentive Plan, dated February 26, 2018	8-K	3/2/2018	10.4
10.29	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.1
10.30	Call Option Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.2
10.31	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.3
10.32	Warrant Confirmation, dated February 7, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.4
10.33	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.5
10.34	Call Option Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.6
10.35	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Citibank, N.A.	8-K	2/12/2019	10.7
10.36	Warrant Confirmation, dated February 8, 2019, between Tabula Rasa HealthCare, Inc. and Bank of America, N.A.	8-K	2/12/2019	10.8
10.37	Affiliated Pharmacy Agreement, dated as of June 30, 2020, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.	10-Q	8/6/2020	10.1
10.38	Pharmaceutical Program Supply Agreement, effective as of July 1, 2020, between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.	10-Q	8/6/2020	10.2
10.39	Retailer Addendum to Pharmaceutical Program Supply Agreement (High Volume), effective as of June 30, 2020, by and between Thrifty Drug Stores, Inc. and Tabula Rasa HealthCare Group, Inc.	10-Q	8/6/2020	10.3
10.41	Form of Letter Agreement, dated as of November 12, 2020, between Tabula Rasa HealthCare, Inc. and each of Calvin H. Knowlton, Orsula V. Knowlton and Brian W. Adams	8-K	11/16/2020	10.1
10.42	Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan	8-K	6/17/2021	10.1
10.43*	Change in Control and Severance Agreement, dated January 1, 2018, as amended effective December 14, 2021 between Brian Adams and Tabula Rasa HealthCare, Inc.				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP				X
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

					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)				X

*	Represents management contract or compensatory plan or arrangement.

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

TABULA RASA HEALTHCARE, INC.
Date: February 25, 2022	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
Date: February 25, 2022	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Co-President and Chief Financial Officer
(Principal Financial Officer)
Date: February 25, 2022	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)
Date: February 25, 2022	By:	/s/ SAMIRA K. BECKWITH
	Name:	Samira K. Beckwith
	Title:	Director
Date: February 25, 2022	By:	/s/ DR. JAN BERGER
	Name:	Dr. Jan Berger
	Title:	Director
Date: February 25, 2022	By:	/s/ DR. DENNIS K. HELLING
	Name:	Dr. Dennis K. Helling
	Title:	Director
Date: February 25, 2022	By:	/s/ DR. ORSULA V. KNOWLTON
	Name:	Dr. Orsula V. Knowlton
	Title:	Co-President and Director
Date: February 25, 2022	By:	/s/ KATHRINE O’BRIEN
	Name:	Kathrine O’Brien
	Title:	Director
Date: February 25, 2022	By:	/s/ MICHAEL PURCELL
	Name:	Michael Purcell
	Title:	Director
Date: February 25, 2022	By:	/s/ DR. PAMELA SCHWEITZER
	Name:	Dr. Pamela Schweitzer
	Title:	Director

Date: February 25, 2022	By:	/s/ A GORDON TUNSTALL
	Name:	A Gordon Tunstall
	Title:	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Number

1.	Audited Consolidated Financial Statements of Tabula Rasa HealthCare, Inc.
	Report of Independent Registered Public Accounting Firm (KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185)	F-2
	Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5
	Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019	F-6
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019	F-7
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Supplemental Financial Data
The following supplemental financial data of the Registrant required to be included in Item 15(a)(2) on Form 10-K are listed below:
	Schedule II – Valuation and Qualifying Accounts	F-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Tabula Rasa HealthCare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tabula Rasa Healthcare, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Critical Audit Matters

The critical audits matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence obtained over revenue

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $331,260 thousand in revenue for the year ended December 31,2021, of which $190,072 thousand was product-related and $141,188 thousand was service-related. There are multiple revenue streams for product-related and service-related revenue.

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

The following items are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the revenue streams over which procedures were performed as well as the nature and extent of such procedures. For each revenue stream over which procedures were performed, we:

●	evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes,
●	assessed the recorded revenue by selecting transactions and compared the amounts recognized for consistency with underlying documentation, including contracts with customers and the Company’s revenue recognition policies,
●	involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications used by the Company in its revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Fair value of the MedWise HealthCare reporting unit

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2021 was $170,835 thousand, of which $55,512 thousand related to the MedWise HealthCare reporting unit. The Company performs goodwill impairment testing at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that a potential impairment exists. If a quantitative impairment test is required, the fair value of the reporting unit is compared with its carrying amount. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for any excess of the carrying amount over the reporting unit’s fair value. The Company used a combination of an income approach, using a discounted cash flow methodology, and market approaches to estimate the reporting unit’s fair value in its quantitative goodwill impairment assessment.

We identified the evaluation of the fair value of the MedWise HealthCare reporting unit used as part of the goodwill impairment assessment as a critical audit matter. A high degree of subjective auditor judgment and use of professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the discounted cash flow model, including the discount rate and long-term operating margins. Changes in these assumptions could have had a significant impact on the estimated fair value of the MedWise HealthCare reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the discount rate and long-term operating margin assumptions. We evaluated the Company’s long-term operating margin assumptions by comparing them to the Company’s historical results and external market and industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate and long-term operating margins by comparing each assumption to independently-developed point estimates using publicly available market data for comparable entities.

Fair value of the DoseMe asset group

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company tests long-lived assets to be held and used for recoverability whenever events or changes in business circumstances indicate that the carrying amount of an asset group may not be fully recoverable. If an impairment review is performed to evaluate an asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to be generated by the asset group to its carrying value. If the carrying amount of the asset group is not recoverable, an impairment loss is recognized when the fair value of the asset group is less than its carrying amount. The carrying amount of the intangible assets related to the Company’s DoseMe asset group was $9,942 thousand as of December 31, 2021. During the fourth quarter of 2021, the Company determined that an indicator of impairment was present as it relates to the DoseMe asset group and the asset group failed the recoverability test. The Company, in part, used an income approach, based on a discounted cash flow model, in estimating the fair value of the DoseMe asset group used in the impairment analysis.

We identified the evaluation of the fair value of the DoseMe asset group as a critical audit matter. A high degree of subjective auditor judgment and use of professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the discounted cash flow model, including the forecasted revenue growth rates and discount rate. Changes in these assumptions could have had a significant impact on the estimated fair value of the DoseMe asset group.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating an asset group’s fair value. This included controls related to the development of the forecasted revenue growth rates and discount rate assumptions. We assessed the Company’s forecasted revenue growth rates by evaluating them against the Company’s historical revenue growth and external market and industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it to an independently-developed discount rate using publicly-available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Philadelphia, Pennsylvania

February 25, 2022

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$9,668	$23,362
Restricted cash	6,038	5,170
Accounts receivable, net of allowance of $402 and $224, respectively	34,051	32,516
Inventories	5,444	4,261
Prepaid expenses	4,993	3,739
Client claims receivable	11,257	14,412
Other current assets	18,444	9,752
Total current assets	89,895	93,212
Property and equipment, net	13,675	15,070
Operating lease right-of-use assets	21,053	21,711
Software development costs, net	45,194	27,882
Goodwill	170,835	170,862
Intangible assets, net	154,650	183,094
Other assets	4,116	2,609
Total assets	$499,418	$514,440
Liabilities and stockholders’ equity
Current liabilities:
Current portion of finance leases	$—	$4
Current operating lease liabilities	4,688	4,402
Acquisition-related contingent consideration	—	166
Acquisition-related notes payable	—	16,662
Accounts payable	13,178	11,245
Client claims payable	8,398	7,773
Accrued expenses and other liabilities	47,656	31,968
Total current liabilities	73,920	72,220
Line of credit	29,500	10,000
Long-term debt, net	319,299	239,285
Noncurrent operating lease liabilities	19,230	20,381
Deferred income tax liability, net	1,402	3,354
Other long-term liabilities	311	671
Total liabilities	443,662	345,911

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,036,236 and 24,222,674 shares issued and 25,666,434 and 24,004,896 shares outstanding at December 31, 2021 and December 31, 2020, respectively	3	2
Treasury stock, at cost; 369,802 and 217,778 shares at December 31, 2021 and December 31, 2020, respectively	(4,292)	(4,018)
Additional paid-in capital	320,392	352,445
Accumulated deficit	(260,347)	(179,900)
Total stockholders’ equity	55,756	168,529
Total liabilities and stockholders’ equity	$499,418	$514,440

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Revenue:
Product revenue	$190,072	$159,593	$137,130
Service revenue	141,188	137,626	147,577
Total revenue	331,260	297,219	284,707
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	144,091	117,171	102,351
Service cost	89,265	87,641	79,004
Total cost of revenue, exclusive of depreciation and amortization	233,356	204,812	181,355
Operating expenses:
Research and development	19,791	18,180	21,739
Sales and marketing	25,969	21,547	25,273
General and administrative	73,759	65,378	50,897
Change in fair value of acquisition-related contingent consideration expense	—	2,613	3,816
Intangible asset impairment charge	—	5,040	—
Depreciation and amortization	47,706	45,040	34,276
Total operating expenses	167,225	157,798	136,001
Loss from operations	(69,321)	(65,391)	(32,649)
Interest expense, net	9,107	20,743	15,986
Loss before income taxes	(78,428)	(86,134)	(48,635)
Income tax expense (benefit)	627	(5,168)	(16,199)
Net loss	$(79,055)	$(80,966)	$(32,436)
Net loss per share, basic and diluted	$(3.39)	$(3.71)	$(1.57)
Weighted average common shares outstanding, basic and diluted	23,290,660	21,815,388	20,622,258

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	For the Years Ended December 31, 2021, 2020, and 2019
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2019	20,719,297	$2	(161,760)	$(3,825)	$209,330	$(66,498)	$139,009
Issuance of common stock in connection with acquisition	149,053	—	—	—	9,504	—	9,504
Issuance of common stock awards	83,808	—	—	—	—	—	—
Issuance of restricted stock	591,402	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(13,239)	—	—	—	—
Exercise of stock options, net of shares withheld	339,214	—	(690)	(40)	3,742	—	3,702
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	614,225	—	—	—	(609)	—	(609)
Conversion feature of convertible senior subordinated notes, net of allocated debt issuance costs, net of tax effect	—	—	—	—	74,850	—	74,850
Purchase of convertible note hedges	—	—	—	—	(101,660)	—	(101,660)
Sale of warrants in connection with convertible senior subordinated notes	—	—	—	—	65,910	—	65,910
Stock-based compensation expense	—	—	—	—	27,278	—	27,278
Net loss	—	—	—	—	—	(32,436)	(32,436)
Balance, December 31, 2019	22,496,999	2	(175,689)	(3,865)	288,345	(98,934)	185,548
Issuance of common stock in connection with acquisition	555,555	—	—	—	23,589	—	23,589
Issuance of common stock awards	14,386	—	—	—	—	—	—
Issuance of restricted stock	578,261	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(51,391)	—	—	—	—
Exercise of stock options, net of shares withheld	442,039	—	(3,198)	(153)	1,103	—	950
Share adjustment	—	—	12,500	—	—	—	—
Issuance of common stock in connection with the settlement of acquisition-related contingent consideration	135,434	—	—	—	6,853	—	6,853
Stock-based compensation expense	—	—	—	—	32,555	—	32,555
Net loss	—	—	—	—	—	(80,966)	(80,966)
Balance, December 31, 2020	24,222,674	2	(217,778)	(4,018)	352,445	(179,900)	168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	1,446,376	1	—	—	—	—	1
Forfeitures of restricted shares	—	—	(145,684)	—	—	—	—
Exercise of stock options, net of shares withheld	365,770	—	(6,340)	(274)	4,343	—	4,069
Stock-based compensation expense	—	—	—	—	38,454	—	38,454
Net loss	—	—	—	—	—	(79,055)	(79,055)
Balance, December 31, 2021	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(79,055)	$(80,966)	$(32,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,706	45,040	34,276
Amortization of deferred financing costs and debt discount	2,185	13,637	10,877
Deferred taxes	513	(5,302)	(16,353)
Stock-based compensation	38,454	32,555	27,278
Change in fair value of acquisition-related contingent consideration	—	2,613	3,816
Acquisition-related contingent consideration paid	(67)	(2,593)	(24,480)
Intangible asset impairment	—	5,040	—
Other noncash items	39	(66)	20

Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	(1,526)	(2,448)	1,444
Inventories	(1,183)	(239)	(106)
Prepaid expenses and other current assets	(8,834)	4,859	(7,705)
Client claims receivables	2,697	(5,674)	—
Other assets	(2,057)	(494)	(269)
Accounts payable	1,982	2,149	(7,809)
Accrued expenses and other liabilities	14,294	(3,642)	5,712
Client claims payables	664	(249)	—
Other long-term liabilities	(360)	598	(80)
Net cash provided by (used in) operating activities	15,452	4,818	(5,815)

Cash flows from investing activities:
Purchases of property and equipment	(3,350)	(3,091)	(7,474)
Software development costs	(31,844)	(18,836)	(14,487)
Purchases of intangible assets	—	—	(1,202)
Proceeds from repayment of note receivable	—	—	1,000
Acquisitions of businesses, net of cash acquired	—	(6,807)	(158,762)
Net cash used in investing activities	(35,194)	(28,734)	(180,925)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,072	3,943	3,702
Payments for employee taxes for shares withheld	(3)	(2,993)	—
Payments for debt financing costs	(8)	(1,226)	(9,630)
Borrowings on line of credit	29,500	10,000	—
Repayments of line of credit	(10,000)	—	(45,000)
Payment of acquisition-related notes payable	(16,542)	—	—
Payments of acquisition-related contingent consideration	(99)	(3,801)	(29,062)
Repayments of long-term debt and finance leases	(4)	(56)	(968)
Proceeds from issuance of convertible senior subordinated notes	—	—	325,000
Proceeds from sale of warrants	—	—	65,910
Purchase of convertible note hedges	—	—	(101,660)
Net cash provided by financing activities	6,916	5,867	208,292

Net decrease in cash and restricted cash	(12,826)	(18,049)	21,552
Cash and restricted cash, beginning of year	28,532	46,581	25,029
Cash and restricted cash, end of year	$15,706	$28,532	$46,581

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$134	$183	$19
Cash paid for interest	$8,678	$5,808	$3,181
Cash paid for taxes (income tax refund)	$53	$(24)	$381
Interest costs capitalized to software development costs	$322	$257	$321
Stock issued in connection with settlement of acquisition-related contingent consideration	$—	$6,853	$—
Stock issued in connection with acquisitions	$—	$23,589	$9,504
Fair value of promissory notes entered into in connection with acquisition	$—	$16,355	$—

Reconciliation of cash and restricted cash:
Cash	$9,668	$23,362	$42,478
Restricted cash	6,038	5,170	4,103
Total cash and restricted cash	$15,706	$28,532	$46,581

See accompanying notes to consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. The Company’s advanced proprietary technology, MedWise®, identifies the cause of medication-related problems, including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. The Company’s software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. In order to deliver its services, the Company has developed an extensive clinical tele-pharmacy network, with seven call centers across the U.S, many of which are tethered to academic institutions. The Company serves a number of different organizations within the healthcare industry, including more than 350 health plans, approximately 18,000 pharmacies, more than 200 hospital sites, and more than 150 at-risk provider groups, the majority of which are PACE organizations.

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

Effective January 1, 2020, in order to facilitate the administration, management, and development of the Company’s business and minimize the burden on the Company’s tax and regulatory reporting obligations, the Company implemented a reorganization pursuant to which all of the Company’s domestic subsidiaries, other than CK Solutions, LLC, merged with and into the Company’s wholly-owned subsidiary CareKinesis, Inc., which had previously changed its legal name on December 20, 2019 to TRHC OpCo, Inc. In the second quarter of 2020, TRHC OpCo, Inc. further changed its name to Tabula Rasa HealthCare Group, Inc. (“TRHC Group”). On January 1, 2022, PersonifilRx, LLC and Personica, LLC merged with and into TRHC Group. Following such reorganizations, the Company’s only directly owned subsidiary is TRHC Group, which is the parent of CK Solutions, LLC, three foreign subsidiaries related to the acquisition of DoseMe Holdings Pty Ltd, and TRHC TPA, LLC.

In conjunction with the Company’s reorganization, the Company now operates its business through two segments, CareVention HealthCare and MedWise HealthCare, effective January 1, 2020. Prior comparative periods have been revised to conform with the current period segment presentation. See Note 20 for a discussion of the Company’s reportable segments.

(b) Risks Related to the COVID-19 Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on both its employees and operations. In response to the pandemic, the Company has implemented measures to protect the health and safety of its employees, including hybrid and remote work arrangements, reduced density in the Company’s buildings, guidelines to ensure safe business travel, and safety protocols for on-site employees, including social distancing, enhanced cleaning, and contact tracing.

During 2020, the Company experienced challenges with revenue growth as the COVID-19 pandemic delayed the closing of client contracts and, in some cases, shifted project priorities and timelines, which management believed resulted in fewer business wins during 2020. During 2020 and the first quarter of 2021, overall census growth for Programs of All-Inclusive Care for the Elderly (“PACE”) was below historical levels, which reduced the CareVention HealthCare segment’s growth. During the second quarter of 2021, the Company experienced a recovery in its net PACE

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

census growth to pre-pandemic levels, which continued through the remainder of 2021 and positively impacted revenue within the Company’s CareVention HealthCare segment.

The Company’s MedWise HealthCare segment continues to be impacted by the COVID-19 pandemic. Changes made by the Centers for Medicare & Medicaid Services (“CMS”) to their Medicare Part D Star Ratings improvement programs for health plans in response to the COVID-19 pandemic have negatively impacted the Company’s medication safety services revenues. In addition, the COVID-19 pandemic has elevated the role of retail pharmacies and created strong demand for pharmacists and pharmacy technicians. As a result, the Company has faced challenges in hiring clinical staff.

Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to predict the continuing effects that the COVID-19 pandemic may have on its results of operations, financial condition, or liquidity. Management continues to actively monitor the COVID-19 pandemic and is prepared to mitigate potential adverse impacts to its business, including its financial position, liquidity, operations, suppliers, industry, and workforce.

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

On an ongoing basis, management evaluates its estimates and assumptions, including, but not limited to, those related to: (i) the fair value of assets acquired and liabilities assumed for business combinations, (ii) the recognition and disclosure of contingent liabilities, (iii) the useful lives of long-lived assets, including definite-lived intangible assets, (iv) the evaluation of revenue recognition criteria, (v) the evaluation of contract assets and consideration payable to customers related to manufacturer rebates earned by the Company’s pharmacy benefit management solutions, (vi) the realizability of long-lived assets including goodwill and intangible assets, (vii) the assumptions used to determine the fair value of right-of-use assets and liabilities for the Company’s leases, and (viii) the assumptions used to determine the fair value of convertible debt instruments and related equity-classified conversion option. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company has engaged and may, in the future, engage third-party valuation specialists to assist with estimates related to the valuation of assets and liabilities acquired. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions or circumstances.

(d) Revenue Recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligation is satisfied. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenue. See Note 3 for additional details about the Company’s products and service lines.

(e) Cost of Product Revenue (exclusive of depreciation and amortization)

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications as part of the Company’s CareVention HealthCare offerings. These costs consist primarily of the purchase price of the medications that the Company dispenses, shipping, packaging, expenses associated with operating the Company’s medication fulfillment centers, including employment costs and stock-based compensation, and expenses related to the hosting of the Company’s technology platform. Such costs also include direct overhead expenses, as well as allocated

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

indirect overhead costs. The Company allocates indirect overhead costs among functions based on employee headcount.

(f) Cost of Service Revenue (exclusive of depreciation and amortization)

Cost of service revenue includes all costs directly related to servicing the Company’s CareVention HealthCare and MedWise HealthCare service contracts. These costs primarily consist of labor costs, including stock-based compensation, outside contractors, and expenses related to supporting the Company’s software platforms, direct overhead expenses, and allocated indirect overhead costs. The Company allocates indirect overhead costs among functions based on employee headcount.

(g) Research and Development

Research and development expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in the Company’s research and development functions. This personnel includes employees engaged in scientific research, healthcare analytics, the design and development of new scientific algorithms, and the enhancement of the Company’s software and technology platforms. Research and development expenses also include costs for the design and development of new software and technology to support the Company’s service offerings, including fees paid to third-party consultants, costs related to quality assurance and testing, and other allocated facility-related overhead and expenses. Costs incurred in research and development are charged to expense as incurred.

(h) Stock-Based Compensation

The Company accounts for stock-based awards granted to employees and directors in accordance with ASC Topic 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee, director, or non-employee is required to provide service in exchange for the award — the requisite service period (“vesting period”). The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient's payroll costs or recipient’s service payments are classified.

The grant-date fair value of employee and non-employee director restricted stock awards, restricted stock units, and performance stock units are determined using the Company’s closing stock price on the grant date. Restricted stock awards and restricted stock units generally vest over a one to four year period and the unvested portion of these awards is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Performance stock units contain performance vesting conditions in addition to a service condition, and the vesting of performance stock units is dependent upon the degree to which the Company achieves its predetermined performance goals.

The grant-date fair value of employee and non-employee director stock option awards is determined using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method. The expected term of the stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The option price per share cannot be less than the fair market value of a share on the date the option was granted, and in the case of incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall not be less than 110% of the fair market value of Company stock on the date of grant. Stock option grants under the 2016 Plan (as defined below) generally expire 10 years from the date of grant, other than incentive stock option grants to 10% shareholders, which have a 5-year term, 90 days after termination, or one year after the date of death or termination due to disability. Stock options generally vest over a period of four years, with 25% of the options becoming exercisable on the one-year anniversary of the

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

commencement date and the remaining shares vesting monthly thereafter for 36 months in equal installments of 2.08% per month.

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

(k)     Cash

Cash as of December 31, 2021 and 2020 consists of cash on deposit with banks. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

(l) Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under certain contractual agreements are recorded in restricted cash on the Company’s consolidated balance sheets. As part of the Company’s third-party administration services under the CareVention HealthCare segment, the Company holds funds on behalf of its clients. These amounts are recorded as restricted cash with an offsetting liability recorded in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(m) Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management estimates the expected lifetime credit losses on the Company’s trade receivables and contract assets using a broad range of reasonable and supportable information, which includes consideration of historical losses and current market conditions on the Company’s clients. The Company reviews its allowance for doubtful accounts monthly. The allowance for doubtful accounts was $402 and $224 as of December 31, 2021 and 2020, respectively.

(n) Inventories

Inventories consist of prescription medications and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.

(o) Client Claims Receivable and Client Claims Payable

In conjunction with providing pharmacy benefit management (“PBM”) solutions for its clients, the Company collects payments for claims from its clients and remits them to the pharmacies that fulfilled the claims. Client claims receivable represents amounts invoiced to the Company’s PBM solutions clients for the adjudicated claims of the clients’ members. Client claims payable represents amounts owed to the pharmacies that filled the clients’ member claims.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(p) Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, and long-term debt, net, in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

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

(q) Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Additions or improvements that increase the useful life of existing assets are capitalized, while expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer hardware and purchased software over a life of three years and office furniture and equipment over a life of five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

(r) Software Development Costs, net

Certain development costs of the Company’s internal-use software are capitalized in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), which outlines the stages of computer software development and specifies when capitalization of costs is required. The Company capitalizes certain costs incurred in connection with obtaining or developing the proprietary platforms that support the Company’s product and service contracts. These costs include third-party contractors and payroll costs for employees directly involved with the software development. Projects that are determined to be in the development stage are capitalized. Subsequent additions, modifications, or upgrades to internal-use software are capitalized to the extent that they allow the software to perform tasks it previously did not perform. Capitalized software costs are amortized beginning when the software project is substantially complete and the asset is ready for its intended use. Capitalized internal-use software costs are amortized using the straight-line method over the remaining estimated useful life of the assets, which is generally three years. Costs incurred in the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

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

Prior to performing the quantitative assessment, the Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Factors generally considered in the Company’s qualitative assessment that could trigger a quantitative assessment include significant underperformance relative to expected operating trends, significant changes in the way assets are used, underutilization of the Company’s tangible assets, discontinuance of certain products by the Company or by the Company’s clients, changes in the competitive environment, and significant negative industry or economic trends. If the Company determines that it is more-likely-than-not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill impairment test is required. In the quantitative assessment, the fair value of the reporting unit is determined using a combination of a discounted cash flow method, or income approach, and market approaches, which estimate fair value based on a selection of appropriate peer group companies. If the fair value of the reporting unit is greater than its carrying amount, then the carrying amount is deemed to be recoverable and no further action is required.

If the fair value of the reporting unit is less than its carrying amount, then an indication of goodwill impairment exists for the reporting unit and an impairment loss is recognized in the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is recorded on the Company’s consolidated statements of operations.

For its annual assessment for the year ended December 31, 2021, the Company performed a qualitative assessment of goodwill as of October 1, 2021, and determined that it was not more-likely-than-not that the fair value of its reporting units was less than the carrying amount. During fourth of quarter of 2021, Company experienced a sustained decline in the price of the Company’s common stock. As a result, the Company determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of December 31, 2021. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting units exceeded their carrying values, and as a result, goodwill was not impaired as of December 31, 2021. For the years ended December 31, 2020, and 2019, the Company performed a qualitative assessment of goodwill and determined that it was not more-likely-than-not that the fair value of its reporting units was less than the carrying amount. Accordingly, no impairment loss was recorded for the years ended December 31, 2021, 2020, or 2019. See Note 10 - Goodwill and Intangible Assets for additional information.

(t) Impairment of Long-Lived Assets Including Other Intangible Assets

Long-lived assets consist of property and equipment, software development costs, and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use and disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows or a combination of income and market approaches.

During fourth quarter of 2021, the Company determined that an indicator of impairment was present as it related to definite-lived intangible assets obtained from the DoseMe acquisition in 2019. The recoverability test

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

indicated that the undiscounted cash flows of the asset group were less than its carrying value. Therefore, the estimated fair value of the DoseMe assets was determined based on a combination of a discounted cash flow method, or income approach, and market approaches, which estimate fair value based on a selection of appropriate peer group companies. The estimated fair value of the DoseMe assets exceeded its carrying value. As a result, no intangible asset impairment charges were recorded for the year ended December 31, 2021.

During fourth quarter of 2020, the Company determined that an indicator of impairment was present as related to definite-lived intangible assets obtained from the Medliance acquisition in 2014. The recoverability test indicated that certain intangible assets were impaired, and the Company recorded an aggregate impairment charge of $5,040 for the year ended December 2020.

The Company did not identify any indicators of impairment and did not record any impairment losses on long-lived assets for the year ended December 31, 2019.

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

(w) Shipping and Handling Costs

Shipping and handling costs are charged to cost of product revenue when incurred. Shipping and handling costs totaled $9,410, $8,443, and $6,342 for the years ended December 31, 2021, 2020, and 2019, respectively.

(x) Advertising Costs

Advertising costs are charged to operations when the advertising first takes place. The Company incurred advertising costs of $1,359, $368 and $469 for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in sales and marketing expense.

(y) Business Combinations

The costs of business combinations are allocated to the assets acquired and liabilities assumed, in each case based on estimates of their respective fair values at the acquisition dates, using the purchase method of accounting. Fair values of intangible assets are estimated by valuation models prepared by management and third-party specialists. The assets purchased and liabilities assumed have been reflected in the Company’s consolidated balance sheets, and the results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Acquisition-related contingent consideration that is classified as a liability is measured at fair value at the acquisition date with changes in fair value after the acquisition date affecting earnings in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(z) Segment Reporting

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

(aa) Concentration of Credit Risk

The Company's medication fulfillment services clients are sponsors of the federal Medicare Part D plan (prescription drug coverage plan) and, therefore, subject to the payment regulations established by the CMS. Under CMS guidelines, Medicare Part D sponsors are required to remit payment for claims within 14 calendar days of the date on which an electronic claim is received and within 30 calendar days of the date on which non-electronically submitted claims are received. The Company extends credit to clients based upon such terms, as well as management's evaluation of creditworthiness, and generally collateral is not required.

The Company’s clients also include health plans, pharmacies, and other healthcare providers. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

As of December 31, 2021, one client represented 12% of net accounts receivable. As of December 31, 2020, no single client represented 10% or more of net accounts receivable.

For the years ended December 31, 2021, 2020, and 2019, one client in the Company’s CareVention HealthCare segment accounted for 12%, 12%, and 13% of total revenue, respectively.

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

(cc) Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

06”). ASU 2020-06 provides new guidance to simplify the accounting for convertible instruments by eliminating the cash conversion model. As compared with the current accounting standards, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. ASU 2020-06 also aligns the consistency of diluted earnings per share calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted earnings per share calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The treasury stock method will no longer be permitted. ASU 2020-06 is effective for financial statements issued for fiscal years beginning after December 15, 2021 and early adoption is permitted.

Under ASC 470-20 Debt with Conversion and Other Options (“ASC 470-20”), the Company separately accounted for the liability and equity components of its 1.75% convertible senior subordinated notes (the “2026 Notes”), which may be settled entirely or partly in cash upon conversion. The equity component was required to be included in the additional paid-in capital section of stockholders’ equity on the Company’s consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the 2026 Notes. As a result, the Company was required to record a greater amount of non-cash interest expense related to the accretion of the discounted carrying value of the 2026 Notes to their face amount over the term of the 2026 Notes. Because the Company intends to settle the 2026 Notes entirely or partly in cash, the Company had used the treasury stock method when calculating their potential dilutive effect, if any.

ASU 2020-06 allows adoption through either a modified retrospective method or a fully retrospective method of transition. In applying the modified retrospective transition method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. For the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method. In applying the modified retrospective transition method, the cumulative effect of the accounting change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. Upon adoption, the Company recorded a $74,850 decrease to additional paid-in capital, a $78,707 increase to the carrying value of its convertible notes, a $2,465 decrease to the net deferred tax liability, and a $1,392 increase in accumulated deficit. See Note 13 for further details on the 2026 Notes.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contact Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC Topic 606 in order to align the recognition of a contract liability with the definition of performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

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

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services include medication reviews, risk adjustment services, third-party administration services, PBM solutions, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on the number of members served (“per member per month”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

For client contracts for which the Company performs both medication fulfillment and the PBM services, the Company recognizes revenue using the gross method at the contract price negotiated with its clients and when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescriptions dispensed indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction, and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while performing the related PBM services. These factors indicate that the Company is the principal and, as such, the Company recognizes the total prescription price contracted with clients in revenue.

MedWise HealthCare

Product Revenue

The Company provides COVID-19 test kits to pharmacies and other clients. Revenue from the sale of these products is generally billed when test kits are shipped and is recognized as the Company satisfies its performance obligations to deliver the test kits. The Company does not experience a significant level of returns or reshipments.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Medication Safety Services

The Company provides medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and clinical assessment completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety services and when medication reviews and clinical assessments are completed. The Company generally bills for the medication safety services on a monthly basis.

Software Subscription and Services

The Company provides software as a service (“SaaS”) solutions which allow for the identification of individuals with high medication-related risk, for patient communication and engagement, for documentation of clinical interventions, for optimizing medication therapy, for targeting adherence improvement, and for precision dosing. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized over the contract term as the software services are provided. The Company generally bills for the software services on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by reportable segment.

	Year Ended
	December 31,
	2021	2020	2019
CareVention HealthCare:
PACE product revenue	$189,591	$158,692	$137,130
PACE solutions	58,417	47,577	45,908
	$248,008	$206,269	$183,038
MedWise HealthCare:
Product revenue	$481	$901	$—
Medication safety services	38,500	49,863	69,917
Software subscription and services	44,271	40,186	31,752
	$83,252	$90,950	$101,669
Total revenue	$331,260	$297,219	$284,707

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Contract assets	$12,869	$7,601
Contract liabilities	3,970	3,876

Significant changes in the contract assets and the contract liabilities balances during the years ended December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Contract assets:
Contract assets, beginning of year	$7,601	$6,165
Decreases due to cash received	(8,889)	(4,523)
Changes to the contract assets at the beginning of the year as a result of changes in estimates	2,392	518
Changes during the year, net of reclassifications to receivables	11,765	(268)
Increases due to business combination	—	5,709
Contract assets, end of year	$12,869	$7,601

Contract liabilities:
Contract liabilities, beginning of year	$3,876	$4,930
Revenue recognized that was included in the contract liabilities balance at the beginning of the year	(2,990)	(3,912)
Increases due to cash received, excluding amounts recognized as revenue during the year	3,084	2,858
Contract liabilities, end of year	$3,970	$3,876

4.     Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Year Ended
	December 31,
	2021	2020	2019
Numerator (basic and diluted):
Net loss	$(79,055)	$(80,966)	$(32,436)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	23,290,660	21,815,388	20,622,258
Net loss per share, basic and diluted	$(3.39)	$(3.71)	$(1.57)

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of December 31, 2021, 2020, and 2019, were excluded from the calculation of diluted net loss per share for the years ended December 31, 2021, 2020, and 2019 because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2021	2020	2019
Stock options to purchase common stock	1,604,226	2,096,556	2,755,343
Unvested restricted stock and restricted stock units	2,196,566	1,386,908	1,213,581
Common stock warrants	4,646,393	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	—	—
Contingently issuable shares	—	—	57,651
	13,093,578	8,129,857	8,672,968

For the year ended December 31, 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above under the if-converted method. For the years ended December 31, 2020 and 2019, shares associated with the conversion of the convertible senior subordinated notes were excluded from the table above as the Company assumed the notes would be settled entirely or partly in cash.

For the year ended December 31, 2021, shares related to the performance stock units were excluded from the table above as the performance conditions were unmet as of December 31, 2021 (see Note 16).

5.     Acquisitions

2020 Acquisitions

Personica

On October 5, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with TRHC Group, Personica Holdings, Inc., a Wisconsin corporation, and other seller parties, whereby the Company completed the acquisition of all the issued and outstanding membership interests of Personica, LLC, a Delaware limited liability company (“Personica”), and its subsidiaries, a provider of PBM solutions and pharmacy services, including 340B and Medicare Part D administration solutions to the PACE market. The purchase price consisted of (i) cash consideration of $10,000, which was subject to certain customary post-closing adjustments, (ii) the issuance of 555,555 shares of the Company’s common stock valued at $23,589, and (iii) the delivery of promissory notes (collectively, the “Notes”), with an aggregate principal of $17,000, of which the Company could set off amounts to the extent the Company was entitled to indemnification under the Purchase Agreement or in respect of adjustments to the purchase price. The Notes consisted of payments of (a) $7,500 in cash paid in January 2021, (b) $5,500 in cash paid in April 2021, and (c) $4,000 payable in cash in October 2021. The Company reduced the October 2021 payment by $458 for indemnification amounts under the Purchase Agreement. For presentation purposes, the Company has offset the remaining balance on the Notes against related receivables established to compensate the Company for the expenses incurred.

In connection with the acquisition of Personica, the Company incurred direct acquisition and integration costs of $217 and $794 during the years ended December 31, 2021 and 2020, respectively, which were recorded in general and administrative expenses in the consolidated statement of operations.

The following table summarizes the Personica purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration at closing, including post-closing adjustments	$10,292
Promissory notes at closing, at fair value	16,355
Stock consideration at closing	23,589
Total fair value of acquisition consideration	$50,236

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the final allocation of the Personica purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$3,407
Accounts receivable	945
Inventories	322
Client claims receivable	8,736
Prepaid expenses and other current assets	4,747
Property and equipment	665
Operating lease right-of-use assets	645
Other assets	15
Trade names	700
Client relationships	28,300
Non-competition agreements	290
Goodwill	20,075
Total assets acquired	$68,847

Client claims payable	(8,022)
Accrued expenses and other liabilities	(9,645)
Trade accounts payable	(310)
Operating lease liabilities	(634)
Total purchase price	$50,236

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included trade names, client relationships, and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 5.6, 12.0, and 5.0 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition was 11.8 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Personica and the promissory notes issued. The fair values of the trade names were estimated using the relief from royalty method, under which the Company derived the hypothetical royalty income from the projected revenues of Personica. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the client grouping. The fair value of the non-competition agreements was estimated using the discounted earnings method by estimating the potential loss of earnings absent the non-competition agreements, assuming the covenantor competes at different time periods during the life of the agreements. The fair values of the promissory notes were estimated using market interest rates for similar terms.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Revenue from Personica includes medication fulfillment pharmacy services to PACE organizations. Revenue for these services and the related costs are recognized when medications are delivered and control has passed to the client, and are included in product revenue and cost of revenue – product cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2020, product revenue of $1,804 was included in the Company’s consolidated statement of operations. Revenue from Personica is also comprised of monthly fees per adjudicated claim for PBM solutions. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2020, service revenue of $1,738 from Personica was included in the Company’s consolidated statement of operations. Net loss of $5, which includes amortization of $625 associated with acquired intangible assets, from Personica was included in the Company’s consolidated statement of operations for the year ended December 31, 2020.

2019 Acquisitions

PrescribeWellness

On March 5, 2019, the Company entered into, and consummated the transactions contemplated by, a Merger Agreement (“Merger Agreement”) with Prescribe Wellness, LLC, a Nevada limited liability company (“PrescribeWellness”) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the initial Holder Representative. PrescribeWellness is a leading cloud-based patient engagement solutions company that facilitates collaboration between more than 15,000 pharmacies with patients, payers, providers, and pharmaceutical companies. The Company paid $150,000 in cash consideration upon closing, subject to certain customary adjustments as set forth in the Merger Agreement.

In connection with the acquisition of PrescribeWellness, the Company incurred direct acquisition costs of $3,243 during the year ended December 31, 2019, which were recorded in general and administrative expenses in the consolidated statement of operations.

The fair value of the acquisition consideration, net of post-closing adjustments, was $148,626 paid in cash.

The following table summarizes the final allocation of the PrescribeWellness purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology, patient database, and client relationships, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 5, 10, 5, and 14 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition was 11.4 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of PrescribeWellness. The fair value of the trade name and developed technology was estimated using the relief from royalty method, under which the Company derived the hypothetical royalty income from the projected revenues of PrescribeWellness. The fair value of the patient database was estimated using a cost to replace method. The fair value of client relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the client grouping.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is deductible for U.S. income tax purposes.

The Company believes the goodwill related to the acquisition of PrescribeWellness resulted from the establishment of new market opportunities, as well as opportunities to expand its service offering to its existing customer base. The goodwill is deductible for income tax purposes.

Revenue from PrescribeWellness is primarily comprised of subscription fees for its cloud-based patient engagement solutions. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2019, service revenue of $26,832 from PrescribeWellness was included in the Company’s consolidated statement of operations. Service revenue was recorded net of a reduction of $1,656 for the year ended December 31, 2019, due to the purchase accounting effects of recording deferred revenue at fair value. Net loss of $9,047, which includes amortization of $10,377 associated with acquired intangible assets, from PrescribeWellness was included in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

In connection with the acquisition of DoseMe, the Company incurred direct acquisition costs of $104 during the year ended December 31, 2019, which were recorded in general and administrative expenses in the consolidated statements of operations.

The following table summarizes the DoseMe purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration.

Cash consideration at closing, net of post-closing adjustments	$10,136
Stock consideration at closing	9,504
Estimated fair value of contingent consideration	8,720
Total fair value of acquisition consideration	$28,360

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the final allocation of the DoseMe purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$9
Prepaid expenses and other current assets	110
Trade name	89
Developed technology	16,200
Non-competition agreements	500
Goodwill	11,835
Total assets acquired	$28,743

Trade accounts payable	(17)
Accrued expenses and other liabilities	(366)
Total purchase price, including contingent consideration of $8,720	$28,360

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included a trade name, developed technology and non-competition agreements, all of which are subject to amortization on a straight-line basis and are being amortized over a weighted average life of 4, 7.5, and 5 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition was 7.4 years.

The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of DoseMe. The fair value of the trade name was estimated using the relief from royalty method, under which the Company derived the hypothetical royalty income from the projected revenues of DoseMe. The fair value of the developed technology was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with the economic return on contributory assets and estimated revenues generated. The fair value of the non-competition agreements was estimated using the discounted earnings method by estimating the potential loss of earnings absent the non-competition agreements, assuming the covenantor competes at different time periods during the life of the agreements.

The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is deductible for U.S. income tax purposes.

The Company believes the goodwill related to the acquisition of DoseMe resulted from gaining a complementary capability that, when combined with the Company’s existing platform, could create significant market opportunity. The goodwill is deductible for U.S. income tax purposes.

Revenue from DoseMe is primarily comprised of subscription and license fees for use of DoseMe’s advanced precision dosing software. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred and are included in service revenue and cost of revenue – service cost, respectively, in the Company’s consolidated statements of operations. For the year ended December 31, 2019, service revenue of $336 from DoseMe was included in the Company’s consolidated statements of operations. Net loss of $4,250, which includes amortization of $2,282 associated with acquired intangible assets, from DoseMe was included in the Company’s consolidated statement of operations for the year ended December 31, 2019.

Pro forma (unaudited)

The unaudited pro forma results presented below include the results of the aforementioned acquisitions as if the Personica acquisition had been consummated as of January 1, 2019 and as if the PrescribeWellness and DoseMe acquisitions had been consummated as of January 1, 2018. The unaudited pro forma results include the amortization associated with acquired intangible assets, interest expense on the debt incurred to fund these acquisitions, insurance expense for additional required business insurance coverage, stock compensation expense related to equity awards granted to employees of the acquired companies, adjustments to revenue for the purchase accounting effects of recording

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

deferred revenue at fair value, and the estimated tax effect of adjustments to loss before income taxes. Material nonrecurring charges, including direct acquisition costs, directly attributable to the transactions are excluded. In addition, the unaudited pro forma results do not include any expected benefits of the acquisitions. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2019 and 2018.

	Year Ended
	December 31,
	2020	2019
Revenue	$306,092	$300,134
Net loss	(80,442)	(34,548)

6.     Other Current Assets

As of December 31, 2021 and 2020, other current assets consisted of the following:

	December 31,
	2021	2020
Contract assets	$12,869	$7,601
Non-trade receivables	3,332	647
Other	2,243	1,504
Total other current assets	$18,444	$9,752

7.     Property and Equipment

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	Estimated	December 31,
	useful life	2021	2020
Computer hardware and purchased software	3 years	$9,722	$8,971
Office furniture and equipment	5 years	14,157	12,376
Leasehold improvements	3-14 years	11,663	11,645
		35,542	32,992
Less: accumulated depreciation and amortization		(21,867)	(17,922)
Property and equipment, net		$13,675	$15,070

Depreciation and amortization expense on property and equipment for the years ended December 31, 2021, 2020 and 2019 was $4,711, $5,012, and $4,409, respectively.

8.     Leases

The Company has entered into various operating and finance leases for office space and equipment. The operating leases expire on various dates through 2030, and certain of such leases also contain renewal options and escalation clauses. In addition to the base rent payments, the Company is obligated to pay a pro rata share of operating expenses and taxes.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The components of lease expense were as follows:

	Year Ended
	December 31,
	2021	2020	2019
Operating lease expense	$4,664	$4,618	$3,981
Finance lease expense:
Amortization of leased assets	—	138	580
Interest on lease liabilities	—	1	46
Total finance lease expense	—	139	626
Variable lease expense	1,213	1,360	918
Short-term lease expense	139	140	247
Total lease expense	$6,016	$6,257	$5,772

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$21,053	$21,711

Current operating lease liabilities	$4,688	$4,402
Noncurrent operating lease liabilities	19,230	20,381
Total operating lease liabilities	$23,918	$24,783

Finance leases:
Property and equipment	$—	$41
Accumulated amortization	—	(38)
Property and equipment, net	$—	$3

Current obligations of finance leases	$—	$4
Finance leases, net of current obligations	—	—
Total finance lease liabilities	$—	$4

Weighted average remaining lease term (in years):
Operating leases	6.7	7.7
Finance leases	—	0.3

Weighted average discount rate:
Operating leases	4.63%	4.56%
Finance leases	—%	10.98%

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,916	$4,516	$4,138
Operating cash flows for finance leases	—	1	42
Financing cash flows for finance leases	4	56	968

Leased assets obtained in exchange for lease liabilities:
Operating leases	$2,853	$2,400	$4,926

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities as of December 31, 2021 were as follows:

Operating leases
2022	$4,788
2023	4,600
2024	4,079
2025	3,605
2026	3,292
Thereafter	7,429
Total minimum lease payments	27,793
Less imputed interest	(3,875)
Present value of lease liabilities	23,918
Less current portion	(4,688)
Total long-term lease liabilities	$19,230

As of December 31, 2021, the Company had additional operating lease commitments of approximately $600 in the aggregate for its call center in Gainesville, Florida and office space in Fernandina Beach, Florida. These leases commenced in January 2022 and have lease terms of three to five years.

9.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of material and services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of December 31, 2021 and 2020, capitalized software costs consisted of the following:

	December 31, 2021	December 31, 2020
Software development costs	$74,810	$48,548
Less: accumulated amortization	(29,616)	(20,666)
Software development costs, net	$45,194	$27,882

Capitalized software development costs included above not yet subject to amortization	$6,609	$4,382

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $14,534, $9,458, and $4,183, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.      Goodwill and Intangible Assets

Goodwill

The Company’s goodwill and related changes during the years ended December 31, 2021 and 2020 are as follows:

	CareVention HealthCare	MedWise HealthCare	Total
Balance at January 1, 2020	$—	$—	$150,760
Segment realignment	95,248	55,512	—
Goodwill from 2020 acquisition	20,102	—	20,102
Balance at January 1, 2021	$115,350	$55,512	$170,862
Adjustments to goodwill related to prior year acquisition	(27)	—	(27)
Balance at December 31, 2021	$115,323	$55,512	$170,835

During the Company’s annual impairment analysis as of October 1, 2021, the Company evaluated qualitative factors, including the Company’s financial results, financial projections, and macroeconomic and industry considerations, that could indicate the fair value of the Company’s reporting units may be lower than the carrying value. The Company did not identify any qualitative factors that would trigger a quantitative goodwill impairment test as of October 1, 2021.

During fourth of quarter of 2021, the Company experienced a sustained decline in the price of its common stock. As a result, the Company determined that an indicator of impairment was present and performed a quantitative goodwill impairment assessment as of December 31, 2021. The fair value of the reporting units was estimated using a combination of a discounted cash flow method, or income approach, and market approaches, which estimate fair value based on a selection of appropriate peer group companies. The Company utilized forecasts of revenue and operating income, based on management’s estimates and long-term plans, as well as required estimates and judgments about working capital requirements, capital expenditures, income taxes, discount rates, terminal growth rates, long-term operating margins, and control premiums and valuation multiples appropriate for acquisitions in the industries in which the Company competes. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting units exceeded their carrying values, and as a result, goodwill was not impaired as of December 31, 2021.

For the years ended December 31, 2020, and 2019, the Company performed a qualitative assessment of goodwill and determined there were no indicators of goodwill impairment for the years ended December 31, 2020 or 2019. There are no accumulated impairment charges as of December 31, 2021, 2020 or 2019.

As discussed in Note 2 – Summary of Significant Accounting Policies, the Company realigned the composition of its segments to correspond with the Company’s reorganization effective on January 1, 2020. As a result, the Company now operates through two segments, CareVention HealthCare and MedWise HealthCare, rather than as a single operating segment. As a result of this reorganization, the Company reallocated the goodwill balance to the CareVention HealthCare and MedWise HealthCare segments based on a relative fair value approach for the year ended December 31, 2020.

Intangible Assets

During fourth quarter of 2021, the Company determined that an indicator of impairment was present as it related to the financial performance of the DoseMe business, which is recorded in the MedWise HealthCare segment and relates to the intangible assets acquired from the DoseMe acquisition in 2019. The Company evaluated the recoverability of the related intangible assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the asset group to determine if the carrying value is not recoverable. The recoverability test indicated that the undiscounted cash flows of the asset group were less than its carrying value. Therefore, the estimated fair value of the DoseMe asset group was determined based on a combination of an income approach and market approaches, and

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the estimated fair value of the DoseMe assets exceeded its carrying value. As a result, the intangible assets related to the DoseMe acquisition were not impaired. No intangible asset impairment charges were recorded for the year ended December 31, 2021. The aggregate carrying value of the intangible assets related to the DoseMe asset group was $9,942 as of December 31, 2021.

During the fourth quarter of 2020, the Company became aware of changes in circumstances impacting the future performance of the Company’s pharmacy cost management services, which are recorded in the MedWise segment and relate to certain intangible assets acquired from the Medliance acquisition in 2014. The Company evaluated the recoverability of the related intangible assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the asset group to determine if the carrying value is not recoverable. The recoverability test indicated that certain customer relationships and developed technology intangible assets were impaired. As a result, the Company used an income approach to measure the fair value of the intangible assets and recognized non-cash impairment charges of $3,815 and $1,225 to the customer relationships and developed technology intangible assets, respectively, for the year ended December 31, 2020.

During 2020, the Company completed an assessment of the useful lives of the Company’s trade names and decreased the estimated useful life of a certain tradename from 10 to 3.4 years due to the realignment of strategic branding initiatives as a result of the Company’s reorganization in 2020 as described in Note 2.

There were no indicators of impairment during the year ended December 31, 2019 and there were no intangible asset impairment charges for the year ended December 31, 2019.

Intangible assets consisted of the following as of December 31, 2021 and 2020:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2021
Trade names	4.5	$5,529	$(3,244)	$2,285
Client relationships	12.3	145,629	(38,026)	107,603
Non-competition agreements	5.0	6,892	(5,355)	1,537
Developed technology	7.8	65,414	(31,624)	33,790
Patient database	5.0	21,700	(12,297)	9,403
Domain name	10.0	59	(27)	32
Total intangible assets		$245,223	$(90,573)	$154,650

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2020
Trade names	3.7	$11,955	$(8,286)	$3,669
Client relationships	12.2	152,654	(32,437)	120,217
Non-competition agreements	5.0	6,892	(3,976)	2,916
Developed technology	8.0	67,369	(24,858)	42,511
Patient database	5.0	21,700	(7,957)	13,743
Domain name	10.0	59	(21)	38
Total intangible assets		$260,629	$(77,535)	$183,094

Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $28,444, $30,570, and $25,684, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for each of the next five years and thereafter is as follows:

Years Ending December 31,
2022	27,089
2023	25,804
2024	18,521
2025	14,038
2026	12,830
Thereafter	56,368
Total estimated amortization expense	$154,650

11.       Accrued Expenses and Other Liabilities

At December 31, 2021 and 2020, accrued expenses and other liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Employee related expenses	$12,264	$8,218
Contract liability	3,659	3,205
Customer deposits	904	904
Client funds obligations*	6,038	5,170
Contract labor	970	1,374
Interest	2,281	3,690
Professional fees	1,634	572
Consideration payable to customer	15,971	5,968
Non-income taxes payable	102	151
Other expenses	3,833	2,716
Total accrued expenses and other liabilities	$47,656	$31,968

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

12.      Notes Payable Related to Acquisition

On October 5, 2020, as part of the consideration of the Personica acquisition, the Company entered into promissory notes (collectively, the “Notes”) in the aggregate principal amount of $17,000 payable to the owners of Personica (see Note 5). The Company could set off amounts on the Notes to the extent the Company was entitled to indemnification under the Purchase Agreement or in respect of adjustments to the purchase price. The Notes bore an interest rate of 3.25% and were payable as follows: (a) $7,500 in cash paid in January 2021, (b) $5,500 in cash paid in April 2021, and (c) $4,000 in cash payable in October 2021. The Company reduced the October 2021 payment by $458 for indemnification amounts under the Purchase Agreement. For presentation purposes, the Company has offset the remaining balance on the Notes against related receivables established to compensate the Company for the expenses incurred.

The Notes were recorded at their aggregate acquisition-date fair value of $16,355 and were being accreted up to their face values over their respective terms using the effective-interest method. For the year ended December 31, 2021, the Company recognized $481 of interest expense relates to the Notes, of which $143 was paid and $338 was the non-cash accretion of the discounts recorded. For the year ended December 31, 2020, the Company recognized $440 of interest expense related to the Notes, of which $133 was accrued and $307 was the non-cash accretion of the discounts recorded. As of December 31, 2020, the Notes had a fair value of $16,662.

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

On December 18, 2020, the Company and its subsidiaries entered into a Loan and Security Agreement (the “2020 Credit Facility”), with Western Alliance Bank. The 2020 Credit Facility replaced the 2015 Line of Credit and provides for a $120,000 secured revolving credit facility, with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions.

Amounts under the 2020 Credit Facility may be borrowed, repaid, and re-borrowed from time to time until the maturity date on May 16, 2025, and may be used for, among other things, working capital and other general corporate purposes. Loans under the 2020 Credit Facility will bear interest at a rate equal to the LIBOR rate plus 3.25%. In the event LIBOR for any applicable interest period is less than zero percent, then the LIBOR will be determined as zero percent for such interest period. If the LIBOR ceases to exist or is no longer available, then the interest rate will be replaced with an alternate base rate and spread. The obligations under the 2020 Credit Facility are secured by all of the assets of the borrowers, subject to certain exceptions and exclusions as set forth in the Loan and Security Agreement.

The Loan and Security Agreement contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the Company’s ability to incur indebtedness, create liens, merge or consolidate, make dispositions, pay dividends or make distributions, make investments, pay any subordinated indebtedness, enter into certain transactions with affiliates, or make capital expenditures. In addition, the Loan and Security Agreement imposes certain financial covenants, including that the Company (i) maintain unrestricted cash balances with Western Alliance Bank, plus amounts available for draw under the 2020 Credit Facility of at least $10,000 at all times, and (ii) maintain a leverage ratio of less than 3.00:1.00, on a trailing twelve-month basis, measured quarterly. The Loan and Security Agreement defines amounts available for borrowing as three times the Company’s trailing twelve months EBITDA (as defined therein) less amounts outstanding under the 2020 Credit Facility. As of December 31, 2021, amounts available for borrowing under the 2020 Credit Facility were $27,717.

The 2020 Credit Facility is subject to a commitment fee of 0.50% of the total commitment under the 2020 Credit Facility payable on the closing date, and 0.25% of the total commitment under the 2020 Credit Facility payable on each anniversary thereafter. Additionally, the Credit Facility is subject to an unused line fee.

As of December 31, 2021, the Company had $29,500 outstanding under the 2020 Credit Facility, which is classified as long-term on the Company’s consolidated balance sheets and will be until the 2020 Credit Facility is within one year of maturity. In addition, the Company had an outstanding letter of credit of $100 issued in connection with the Company’s lease agreement for its office space in Moorestown, New Jersey. The letter of credit renews annually and expires in September 2027. As of December 31, 2021, the Company had unused commitments of $90,400 under the 2020 Credit Facility.

As of December 31, 2021, the Company was in compliance with all of the financial covenants related to the 2020 Credit Facility, and management expects that the Company will be able to maintain compliance with the financial covenants.

As of December 31, 2021, the interest rate on the 2020 Credit Facility was 3.35% and the effective rate for the unused line fee was 0.44%. As of December 31, 2020, the interest rate on the 2020 Credit Facility was 3.44% and the

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

effective rate for the unused line fee was 0.45%. Interest expense on the 2020 Credit Facility and 2015 Line of Credit in the aggregate was $1,203, $131, and $351 for the years ended December 31, 2021, 2020, and 2019, respectively.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,184. The Company is amortizing the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over their respective terms. For the year ended December 31, 2021, the Company amortized $540 to interest expense for deferred financing costs related to the 2020 Credit Facility. For the year ended December 31, 2020, the Company recorded $336 to interest expense for deferred financing costs related to the 2020 Credit Facility and the 2015 Line of Credit. For the year ended December 31, 2019, the Company recorded $282 to interest expense for deferred financing costs related to the 2015 Line of Credit. Deferred financing costs of $624 and $1,156, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.

(b)    Convertible Senior Subordinated Notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (the “2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the 2015 Line of Credit, fund the PrescribeWellness acquisition, fund the payment of the acquisition-related contingent consideration liabilities, and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of its common stock, cash or a combination thereof at the Company’s option. As of December 31, 2021, none of the conditions allowing holders of the 2026 Notes to convert had been met.

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

As described in Note 2, the Company adopted ASU 2020-06 using the modified retrospective method effective January 1, 2021. Upon adoption, the Company recorded a $74,850 decrease to additional paid-in capital, a $78,707 increase to the carrying value of the 2026 Notes, a $2,465 decrease to the net deferred tax liability, and a $1,392 increase in accumulated deficit. Effective on January 1, 2021, debt issuance costs related to the 2026 Notes of $7,008 were allocated to the liability component of the 2026 Notes and will be amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%. In addition, on February 12, 2021, the Company received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by the Company, that the Company met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. See Note 14 for additional details.

During the year ended December 31, 2021, the Company recognized $6,995 of interest expense related to the 2026 Notes, of which $5,688 was paid or accrued and $1,307 was non-cash accretion of the debt discounts recorded. In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Notes had accrued on the 2026 Notes from and including February 17, 2020 and had ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the year ended December 31, 2021. The total cumulative amount of additional interest expense was $1,625 and was paid in full during the year ended December 31, 2021. Total accrued interest payable related to the 2026 Notes was $2,133 as of December 31, 2021, which is included in accrued expenses and other liabilities on the consolidated balance sheet.

During the year ended December 31, 2020, under the previous accounting standard, the Company recognized $18,682 of interest expense related to the 2026 Notes, of which $5,688 was paid or accrued and $12,994 was non-cash accretion of the debt discounts recorded. Additional accrued interest a result of the failure to remove the restrictive legend on the 2026 Notes, as described above, was $1,413 as of December 31, 2020. As a result, total accrued interest payable related to the 2026 Notes was $3,546 as of December 31, 2020 and was included in accrued expenses and other liabilities on the consolidated balance sheets.

The 2026 Notes had a carrying value of $319,299 and $239,285 as of December 31, 2021 and December 31, 2020, respectively.

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

As of December 31, 2021, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

(d)    Long-Term Debt Maturities

The following table represents the total long-term debt obligations of the Company at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(5,701)	(85,715)
Convertible senior subordinated notes, net	319,299	239,285
Finance leases	—	4
Total long-term debt and finance leases, net	319,299	239,289
Less current portion of finance leases	—	(4)
Total long-term debt, net	$319,299	$239,285

14.      Income Taxes

The Company accounts for income taxes under ASC Topic 740 —Income Taxes ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the Company’s loss before income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
United States	$(76,187)	$(83,617)	$(45,821)
International	(2,241)	(2,517)	(2,814)
Total loss before income taxes	$(78,428)	$(86,134)	$(48,635)

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The expense (benefit) from income taxes consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
State and local	$114	$134	$154
Total current income tax expense	114	134	154
Deferred:
US federal	96	(2,802)	(13,356)
State and local	417	(2,500)	(2,997)
Total deferred income tax expense (benefit)	513	(5,302)	(16,353)
Total income tax expense (benefit)	$627	$(5,168)	$(16,199)

The Company had no current or deferred international income tax expense during the years ended December 31, 2021, 2020, and 2019.

For the year ended December 31, 2021 the Company had an effective tax rate of (0.8%), primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rate differs from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of the Company’s net deferred tax assets as of December 31, 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the year ended December 31, 2021.

For the years ended December 31, 2020 and 2019, the Company had an effective tax rate of 6.0% and 33.3%, respectively. The tax benefits primarily consist of the benefits generated by the Company's U.S. federal and state and local losses, the benefits from windfall tax benefits generated from the vesting of restricted stock, disqualifying dispositions, and exercising of nonqualified stock options during the period, offset by other tax expense due to the increase in the Company's valuation allowance.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The principal components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net federal operating loss carryforward	$45,037	$30,897
Net state operating loss carryforward	10,597	7,225
Net international operating loss carryforward	3,554	2,874
Interest expense limitation carryforward	14,501	3,224
Unamortized debt discount	17,515	—
Accruals	1,257	1,132
Amortizable intangible assets	1,479	—
Stock options	8,671	6,902
Operating lease liabilities	6,335	6,543
Other	562	290
Deferred tax assets	109,508	59,087
Less: valuation allowances	(88,370)	(23,178)
Deferred tax assets after valuation allowance	21,138	35,909
Deferred tax liabilities:
Unamortized debt discount	—	(20,665)
Fixed assets	(12,080)	(7,542)
Operating lease right-of-use assets	(5,576)	(5,732)
Amortizable intangible assets	—	(2,156)
Indefinite-lived intangibles	(4,830)	(3,029)
Other	(54)	(139)
Deferred tax liabilities	(22,540)	(39,263)
Net deferred tax liabilities	$(1,402)	$(3,354)

As of December 31, 2021, the Company had federal net operating loss ("NOL") carryforwards of $213,629, state NOL carry forwards of $302,707, and international NOL carryforwards of $11,845, each of which is available to reduce future taxable income. The NOL carryforwards, if not utilized, will begin to expire in 2029 for federal purposes, and in 2022 for state purposes. The international NOLs do not expire.

On February 12, 2021, the Company received a private letter ruling from the Internal Revenue Service, which determined, based on information submitted and representations made by the Company, that the Company met the requirements to deduct the interest expense resulting from the amortization of the debt discount associated with the 2026 Notes. As a result, the Company recorded a deferred tax asset of $26,313 and a corresponding $26,313 increase to its valuation allowance.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019, based on the Company’s future reversals of existing taxable temporary differences, management determined it was more-likely-than-not that the Company would be able to realize the benefits of the majority of its deferred tax assets. As a result, as of December 31, 2019, the Company recorded a valuation allowance only on deferred tax assets in certain state and international jurisdictions.

At December 31, 2020, the Company increased its valuation allowance against U.S. federal and state deferred tax assets and continued to record a full valuation allowance against its international deferred tax assets because the Company determined that it was more-likely-than-not that these assets would not be fully realized.

After consideration of all the evidence, both positive and negative, at December 31, 2021, the Company recorded a full valuation allowance against all of its deferred tax assets because the Company determined that it was more-likely-than-not that these assets would not be fully realized.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The changes in the Company’s valuation allowance were as follows:

	Year-Ended
	December 31,
	2021	2020
Balance at beginning of the year	$23,178	$3,161
Increase due to NOLs and temporary differences	65,356	19,877
Change in foreign exchange rate	(164)	140
Balance at end of the year	$88,370	$23,178

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	14.2	5.3	5.6
Change in valuation allowance	(61.4)	(23.1)	(2.9)
Non-deductible stock compensation and tax windfall benefits, net	(0.7)	2.5	7.2
Change in fair value of contingent consideration	—	(0.6)	(1.6)
Change in deduction for debt discount amortization	25.3	—	—
Non-deductible expenses and other	0.8	0.9	4.0
Effective income tax rate	(0.8)%	6.0%	33.3%

The tax benefits of uncertain tax positions are recognized only when the Company believes it is more likely than not that the tax position will be upheld on examination by the taxing authorities based on the merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized income tax benefits in income tax expense. Through December 31, 2021, the Company had no unrecognized tax benefits or related interest and penalties accrued.

In the normal course of business, the Company is subject to examination by taxing authorities from federal, state, and international governments. As of December 31, 2021, the Company's tax years beginning in 2016 remain open for examination by taxing authorities.

15.     Stockholders' Equity

In connection with the offering of the 2026 Notes, the Company issued warrants to purchase 4,646,393 shares of the Company’s common stock at a price of $105.58 per share. As of December 31, 2021, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding. See Note 13 for additional information related to the 2026 Notes.

16.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,200,244 shares on January 2, 2021. As of December 31, 2021, 1,001,082 shares were available for future grants under the 2016 Plan.

Restricted Common Stock and Restricted Stock Units

The Company issues restricted stock awards and restricted stock units pursuant to the 2016 Plan to employees and non-employee directors. Restricted stock awards and restricted stock units generally vest over a one to four year

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

period and the unvested portion of these awards is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant-date fair value of restricted stock awards and restricted stock units is determined using the Company’s closing stock price at grant date.

The following table summarizes the aggregate restricted stock award and restricted stock unit activity under the 2016 Plan for the years ended December 31, 2021, 2020, and 2019:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at January 1, 2019	1,070,061	$20.61
Granted	591,402	54.91
Vested	(434,643)	18.54
Forfeited	(13,239)	55.05
Outstanding at December 31, 2019	1,213,581	37.69
Granted	581,107	59.83
Vested	(356,389)	45.89
Forfeited	(51,391)	57.14
Outstanding at December 31, 2020	1,386,908	$44.14
Granted	1,457,752	40.02
Vested	(502,410)	48.42
Forfeited	(145,684)	47.76
Outstanding at December 31, 2021	2,196,566	$40.19

For the years ended December 31, 2021, 2020, and 2019, $31,127, $22,042, and $12,984 of expense was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards described below, respectively. As of December 31, 2021, there was unrecognized compensation expense of $60,441 related to non-vested restricted stock awards and non-vested restricted stock units, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.9 years.

Performance-Based Equity Awards

On August 6, 2018, the Board approved the grant of a performance-based stock award to a consultant pursuant to the 2016 Plan. The award provided for the issuance of 50,000 shares of common stock based on the achievement of certain milestones. The award had a grant-date fair value of $61.85 per share based on the Company’s closing stock price on the grant date. Compensation cost was recognized over the service period based on management’s determination that it was probable that the milestones would be achieved. As of December 31, 2019, all milestones were achieved and there was no unrecognized compensation expense related to the performance-based stock award. During the years ended December 31, 2020 and 2019, the Company issued 5,000 and 45,000 shares, respectively, of common stock related to this award for the achievement of certain milestones. For the year ended December 31, 2019, the Company recorded $1,708 of expense related to this performance-based stock award.

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants vest subject to certain performance conditions being achieved during the two-year period ending March 2, 2022. The awards have a grant-date fair value of $56.14 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the service period based upon the Company’s assessment of the probability that the performance conditions will be achieved. The Company recognized no stock-based compensation expense related to these grants for the years ended December 31, 2021 and 2020, as the achievement of the underlying performance conditions was considered unlikely. As of December 31, 2021, there was $600 of unrecognized compensation expense related to these performance-based restricted stock awards.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On October 29, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 26,400 shares of restricted stock to certain employees, of which 1,400 expired on April 30, 2021 and 12,500 expired on December 31, 2021. The remaining 12,500 shares fully vested subject to the achievement of certain milestones on December 31, 2021. The awards had a grant-date fair value of $35.95 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants were recognized over the service period based upon the Company’s assessment of the probability that the performance conditions would be achieved. The Company recognized $297 and $152 of stock-based compensation expense related to these grants for the years ended December 31, 2021 and 2020, respectively.

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. As of December 31, 2021, the number of Target Shares was 92,725 shares. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company recognized no stock-based compensation expense related to the performance stock units, resulting in no stock-based compensation expense for the year ended December 31, 2021, as the achievement of the underlying performance targets was considered unlikely. As of December 31, 2021, the maximum number of achievable performance stock units was 185,450 and the maximum unrecognized compensation expense was $8,184.

Other Stock Awards

During the year ended December 31, 2021, the Board approved the grant of stock awards to certain non-employee directors and to a consultant pursuant to the 2016 Plan. The awards provided for the issuance of 1,416 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $40.85 per share. For the year ended December 31, 2021, the Company recorded $58 of expense related to these stock awards.

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

Stock Options

The Company recorded $6,972, $9,870, and $10,556 of stock-based compensation expense related to the vesting of employee and non-employee stock options for the years ended December 31, 2021, 2020, and 2019, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The table below sets forth the weighted average assumptions for employee grants during the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,
Valuation assumptions:	2021	2020	2019
Expected volatility	58.57%	56.10%	68.00%
Expected term (years)	5.48	5.25	6.03
Risk-free interest rate	0.50%	1.22%	2.41%
Dividend yield	—	—	—

The weighted average grant-date fair value of employee options granted during the years ended December 31, 2021, 2020, and 2019 was $28.26, $33.78 and $34.14, respectively.

The following table summarizes stock option activity for the years ended December 2021, 2020, and 2019:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at January 1, 2019	2,490,114	$15.70
Granted	745,525	54.66
Exercised	(345,893)	11.73
Forfeited	(134,403)	49.45
Outstanding at December 31, 2019	2,755,343	25.10
Granted	5,000	68.10
Exercised	(554,007)	11.69
Forfeited	(109,780)	44.17
Outstanding at December 31, 2020	2,096,556	$27.74
Granted	2,500	55.01
Exercised	(365,770)	11.88
Forfeited	(129,060)	46.45
Outstanding at December 31, 2021	1,604,226	$29.90	5.4	$3,200
Options vested and expected to vest at December 31, 2021	1,604,226	$29.90	5.4	$3,200
Exercisable at December 31, 2021	1,445,650	$27.16	5.2	$3,200

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal year for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $11,491, $22,768, and $14,316, respectively.

As of December 31, 2021, there was $4,829 of unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 1.1 years.

Cash received from option exercises for the years ended December 31, 2021, 2020, and 2019 was $4,072, $3,943, and $3,702, respectively. During the year ended December 31, 2020, 62,310 shares of common stock, with a fair value of $2,993, were delivered by option holders as payment for employee payroll taxes owed for the exercise of stock options.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded total stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 in the following expense categories of its consolidated statement of operations:

	Year Ended
	December 31,
	2021	2020	2019
Cost of revenue - product	$1,279	$887	$1,196
Cost of revenue - service	4,828	3,996	3,780
Research and development	7,903	6,061	7,499
Sales and marketing	3,221	2,432	4,282
General and administrative	21,223	19,179	10,521
Total stock-based compensation expense	$38,454	$32,555	$27,278

Employee Stock Purchase Plan

In February 2021, the Board, subject to stockholder approval, adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 annual meeting of stockholders in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of December 31, 2021.

17.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, accrued expenses, line of credit, and long-term debt, which includes the Company’s convertible senior subordinated notes. The carrying values of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. The outstanding principal balance of the line of credit is representative of its fair value due to it being variable-rate debt. See below for additional information on the Company’s convertible senior subordinated notes.

In connection with the acquisitions of the SinfoníaRx business in 2017, the Peak PACE business in 2018, the Cognify business in 2018, and DoseMe in 2019, additional consideration was payable by the Company contingent upon the achievement of certain financial and performance milestones. These acquisition-related contingent consideration liabilities represented the estimated fair value of the additional cash and equity consideration payable. In accordance with ASC 805, Business Combinations, all changes in liability-classified contingent consideration subsequent to the initial acquisition-date measurement were recorded in net income or loss.

The acquisition-related contingent consideration liabilities were measured at fair value on a recurring basis and included the use of significant unobservable inputs, hence, these instruments represented Level 3 measurements within the fair value hierarchy.

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

During the third quarter of 2020, pursuant to the terms of the stock purchase agreement, the Company elected to accelerate the payment of the Cognify acquisition-related contingent consideration for an aggregate payment amount of $13,413. Due to the accelerated payment of the Cognify acquisition-related contingent consideration, the acquisition-related contingent consideration payment amount was fixed and was no longer classified within the fair value hierarchy as of December 31, 2020. The Cognify acquisition-related contingent consideration was partially paid during 2020 by cash payments of $6,394 and the issuance of 135,434 shares of the Company’s common stock, with a fair value of $6,853. The fair value of the Cognify acquisition-related contingent consideration was calculated to be $166 as of December 31, 2020. In January 2021, the Company made the final cash payment of $166 in full satisfaction of the remaining acquisition-related contingent consideration liability.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The changes in fair value of the Company’s acquisition-related contingent consideration liability for the years ended December 31, 2021 and 2020 were as follows:

Balance at January 1, 2020	$10,800
Cash consideration paid	(6,394)
Fair value of stock consideration paid	(6,853)
Adjustments to fair value measurement	2,613
Balance at December 31, 2020	$166
Cash consideration paid	(166)
Balance at December 31, 2021	$—

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of December 31, 2021:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$319,299	$269,750

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

As of December 31, 2021 and 2020, the Company had $1,854 and $1,985, respectively, due to Thrifty Drug as a result of prescription drug purchases.

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

In June 2021, the Company entered into an updated agreement with its provider of hosting services. The agreement is effective June 3, 2021 and expires on April 28, 2024 and commits the Company to a minimum purchase obligation of $1,272 over the contract term. As of December 31, 2021, the Company had a remaining commitment of $1,019.

In August 2021, the Company entered into an agreement with a third party to provide information technology services. The agreement is effective November 1, 2021 and expires on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of December 31, 2021, the Company had a remaining commitment of $8,462.

In October 2021, the Company entered into an agreement with a provider for enterprise support services. The agreement is effective October 1, 2021 and expires on September 30, 2024. The three year contract commits the company to an obligation of $7,050 over the duration of the contract term. As of December 31, 2021, the Company had a remaining commitment of $6,423.

In November 2021, the Company entered into an agreement with a new provider of hosting services. The agreement is effective November 25, 2021 and expires on November 25, 2022 and commits the Company to a minimum purchase obligation of $1,598 over the contract term. As of December 31, 2021, the Company had a remaining commitment of $1,506.

19.     Retirement Plan

The Company has established a 401(k) plan that qualifies as a defined contribution plan under Section 401 of the Internal Revenue Code. The Company’s contributions to this plan are based on a percentage of eligible employees’ plan year earnings, as defined. The Company made matching contributions to participants’ accounts totaling $3,067, $2,732, and $2,242 during the years ended December 31, 2021, 2020, and 2019, respectively.

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

CareVention HealthCare primarily provides services to PACE organizations that include medication fulfillment pharmacy services and PACE solutions such as medication safety services, PBM solutions, EHR solutions, and health plan management services.

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

Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of acquisition-related contingent consideration expense, intangible asset impairment charge, settlement costs, business optimization expenses, severance costs, acquisition-related expense, and stock-based compensation expense. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs, severance, and the impact of purchase accounting adjustments related to the fair value of acquired deferred revenue. The Company considers business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to its business optimization initiatives during 2021. The Company considers severance costs to include severance payments related to the realignment of its resources.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	MedWise HealthCare	Consolidated
Year Ended December 31, 2021
Product revenue	$189,591	$481	$190,072
Service revenue
PACE solutions	58,417	—	58,417
Medication safety services	—	38,500	38,500
Software subscription and services	—	44,271	44,271
Total service revenue	58,417	82,771	141,188
Total revenue	$248,008	$83,252	$331,260

Year Ended December 31, 2020
Product revenue	$158,692	$901	$159,593
Service revenue
PACE solutions	47,577	—	47,577
Medication safety services	—	49,863	49,863
Software subscription and services	—	40,186	40,186
Total service revenue	47,577	90,049	137,626
Total revenue	$206,269	$90,950	$297,219

Year Ended December 31, 2019
Product revenue	$137,130	$—	$137,130
Service revenue
PACE solutions	45,908	—	45,908
Medication safety services	—	69,917	69,917
Software subscription and services	—	31,752	31,752
Total service revenue	45,908	101,669	147,577
Total revenue	$183,038	$101,669	$284,707

	CareVention HealthCare	MedWise HealthCare	Shared Services	Consolidated
Adjusted EBITDA (loss):
Year Ended December 31, 2021
Adjusted EBITDA (loss)	$56,572	$8,552	$(45,513)	$19,611

Year Ended December 31, 2020
Adjusted EBITDA (loss)	$50,400	$9,280	$(37,905)	$21,775

Year Ended December 31, 2019
Adjusted EBITDA (loss)	$47,491	$18,276	$(27,846)	$37,921

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(79,055)	$(80,966)	$(32,436)
Add:
Interest expense, net	9,107	20,743	15,986
Income tax expense (benefit)	627	(5,168)	(16,199)
Depreciation and amortization	47,706	45,040	34,276
Change in fair value of acquisition-related contingent consideration expense	—	2,613	3,816
Intangible asset impairment charge	—	5,040	—
Settlement	500	—	—
Business optimization expenses	1,168	—	—
Severance costs	887	873	—
Acquisition-related expense	217	1,045	5,200
Stock-based compensation expense	38,454	32,555	27,278
Adjusted EBITDA	$19,611	$21,775	$37,921

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

21. Related Party Transactions

The Company’s CareVention HealthCare segment provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Company’s Board of Directors. For the years ended December 31, 2021, 2020, and 2019, approximately $6,605, $5,631 and $5,572, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations, and approximately $67 and $257 was included in accounts receivable, net, as of December 31, 2021 and 2020, respectively, on the Company’s consolidated balance sheets.

22.     Subsequent Events

The Company evaluated certain non-core assets in February 2022, and commenced an initial plan to sell the DoseMe business, which was acquired in January 2019. The Company recently began a search for the appropriate strategic acquirer and expects to complete a sale within one year, pursuant to obtaining required approvals.

On February 24, 2022, the Company expanded its existing relationship with a third-party service provider for business process support and technology services designed to enhance the operational efficiency of its third-party administration services and transform its electronic health records solutions. As a result, the partner will hire approximately 180 employees from the Company, hire to fill existing open positions, and augment with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115,300.

During the first quarter of 2022 and through the date of this report, the Company experienced a sustained decline in the price of its common stock. A sustained decrease in the Company’s common stock is a potential indicator that impairment is present and may require a quantitative impairment assessment of the Company’s, assets including goodwill and intangible assets, which may result in an impairment charge for the first quarter of 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Schedule II—Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at End
Description	Period	Expenses	Deductions	Acquisition	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2021	$224	$464	$(286)	$—	$402
Year Ended December 31, 2020	$386	$126	$(315)	$27	$224
Year Ended December 31, 2019	$528	$745	$(916)	$29	$386

		Allowance		Change
	Balance at	Recorded on		In Foreign
	Beginning of	Current Year		Exchange	Balance at End
Description	Period	Losses	Acquisition	Rate	of Period
Deferred tax asset valuation allowance:
Year Ended December 31, 2021	$23,178	$65,356	$—	$(164)	$88,370
Year Ended December 31, 2020	$3,161	$19,877	$—	$140	$23,178
Year Ended December 31, 2019	$1,436	$1,424	$301	$—	$3,161