Form 10-Q
period 2022-03-31
Tabula Rasa HealthCare, Inc.
filed 2022-05-09
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the Registrant had 25,849,263 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$14,449	$9,395
Restricted cash	3,839	6,038
Accounts receivable, net of allowance of $103 and $110, respectively	22,439	21,405
Inventories	4,900	5,444
Prepaid expenses	3,643	3,812
Client claims receivable	12,936	11,257
Other current assets	23,987	18,033
Current assets of discontinued operations	202,927	14,511
Total current assets	289,120	89,895
Property and equipment, net	11,139	11,778
Operating lease right-of-use assets	15,299	16,323
Software development costs, net	27,710	29,254
Goodwill	115,323	115,323
Intangible assets, net	43,664	45,358
Other assets	4,548	3,929
Noncurrent assets of discontinued operations	—	187,558
Total assets	$506,803	$499,418

Liabilities and stockholders’ equity
Current liabilities:
Current operating lease liabilities	$3,335	$3,275
Accounts payable	9,537	8,870
Client claims payable	8,789	8,398
Accrued expenses and other liabilities	39,592	40,997
Current liabilities of discontinued operations	14,950	12,380
Total current liabilities	76,203	73,920
Line of credit	57,200	29,500
Long-term debt, net	319,630	319,299
Noncurrent operating lease liabilities	14,753	15,792
Deferred income tax liability, net	1,678	1,402
Other long-term liabilities	1,107	176
Noncurrent liabilities of discontinued operations	—	3,573
Total liabilities	470,571	443,662

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,361,787 and 26,036,236 shares issued and 25,853,103 and 25,666,434 shares outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Treasury stock, at cost; 508,684 and 369,802 shares at March 31, 2022 and December 31, 2021, respectively	(4,292)	(4,292)
Additional paid-in capital	329,061	320,392
Accumulated deficit	(288,540)	(260,347)
Total stockholders’ equity	36,232	55,756
Total liabilities and stockholders’ equity	$506,803	$499,418

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product revenue	$50,973	$41,842
Service revenue	16,137	16,936
Total revenue	67,110	58,778
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	39,552	31,357
Service cost	13,169	12,622
Total cost of revenue, exclusive of depreciation and amortization	52,721	43,979
Operating expenses:
Research and development	3,965	3,059
Sales and marketing	2,649	2,967
General and administrative	15,878	14,680
Long-lived asset impairment charge	4,062	—
Depreciation and amortization	5,742	4,801
Total operating expenses	32,296	25,507
Loss from operations	(17,907)	(10,708)
Interest expense, net	2,269	2,547
Loss from continuing operations before income taxes	(20,176)	(13,255)
Income tax expense	216	121
Net loss from continuing operations	(20,392)	(13,376)
Net loss from discontinued operations, net of tax (Note 3)	(7,801)	(6,116)
Net loss	$(28,193)	$(19,492)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.85)	$(0.58)
Net loss per share from discontinued operations, basic and diluted	(0.33)	(0.27)
Total net loss per share, basic and diluted	$(1.18)	$(0.85)

Weighted average common shares outstanding, basic and diluted	23,865,801	23,010,531

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Stockholders' Equity
	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2022	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756
Issuance of common stock awards	16,471	—	—	—	—	—	—
Issuance of restricted stock	297,434	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(138,882)	—	—	—	—
Exercise of stock options, net of shares withheld	11,646	—	—	—	60	—	60
Stock-based compensation expense	—	—	—	—	8,609	—	8,609
Net loss	—	—	—	—	—	(28,193)	(28,193)
Balance, March 31, 2022	26,361,787	$3	(508,684)	$(4,292)	$329,061	$(288,540)	$36,232

	Stockholders' Equity
	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2021	24,222,674	$2	(217,778)	$(4,018)	$352,445	$(179,900)	$168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	629,088	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(12,880)	—	—	—	—
Exercise of stock options, net of shares withheld	224,503	—	(6,218)	(274)	2,501	—	2,227
Stock-based compensation expense	—	—	—	—	8,602	—	8,602
Net loss	—	—	—	—	—	(19,492)	(19,492)
Balance, March 31, 2021	25,077,681	$2	(236,876)	$(4,292)	$288,698	$(200,784)	$83,624

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,193)	$(19,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,073	11,625
Amortization of deferred financing costs and debt discount	468	635
Deferred taxes	276	174
Stock-based compensation	8,609	8,602
Acquisition-related contingent consideration paid	—	(67)
Impairment charges	4,902	—
Other noncash items	(95)	—

Changes in operating assets and liabilities:
Accounts receivable, net	(5,570)	3,151
Inventories	544	177
Prepaid expenses and other current assets	(7,131)	(1,247)
Client claims receivables	(1,679)	(924)
Other assets	(374)	(2,610)
Accounts payable	80	(4,448)
Accrued expenses and other liabilities	(2,274)	2,012
Client claims payables	391	(1,698)
Other long-term liabilities	1,238	32
Net cash used in operating activities	(15,735)	(4,078)

Cash flows from investing activities:
Purchases of property and equipment	(217)	(522)
Software development costs	(8,749)	(5,863)
Net cash used in investing activities	(8,966)	(6,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	60	2,226
Payments for debt financing costs	(350)	—
Borrowings on line of credit	27,700	7,500
Payment of acquisition-related notes payable	—	(7,500)
Payments of acquisition-related contingent consideration	—	(99)
Repayments of long-term debt and finance leases	—	(3)
Net cash provided by financing activities	27,410	2,124

Net increase (decrease) in cash and restricted cash	2,709	(8,339)
Cash and restricted cash, beginning of period	15,706	28,532
Cash and restricted cash, end of period (1)	$18,415	$20,193

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$—	$116
Cash paid for interest	$3,269	$3,045
Cash paid for taxes	$8	$3
Interest costs capitalized to software development costs	$87	$57

Reconciliation of cash and restricted cash:
Cash	$14,449	$16,656
Restricted cash	3,839	3,294
Cash from discontinued operations	127	243
Total cash and restricted cash	$18,415	$20,193

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the unaudited consolidated statements of cash flows include the results of continuing and discontinued operations. See Note 3 for discussion of discontinued operations.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. The Company’s advanced proprietary technology, MedWise®, identifies causes of and risks for medication-related problems, including adverse drug events, so healthcare professionals can minimize harm and reduce medication-related risks. The Company’s software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. The Company serves a number of different organizations within the healthcare industry, including health plans, pharmacies, hospital sites, and at-risk provider groups, the majority of which are organizations with Programs of All-Inclusive Care for the Elderly (“PACE”).

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

(a)Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company’s interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).

Except as described below, there have been no material changes to the Company’s significant accounting policies described in the 2021 Form 10-K that have a material impact on the Company’s accompanying unaudited consolidated financial statements and related notes.

(b)Assets and Liabilities Held for Sale and Discontinued Operations

A long-lived asset (or disposal group) is classified as held for sale if its carrying amount will be recovered principally through a sale transaction rather than through continuing use and a sale is considered highly probable within a year. A long-lived asset (or disposal group) classified as held for sale is initially measured at the lower of its carrying amount or fair value less costs to sell. An impairment loss is recognized for any initial or subsequent write-down of the long-lived asset (or disposal group) to fair value less costs to sell. A gain or loss not previously recognized by the date of the sale of the long-lived asset (or disposal group) is recognized at the date of derecognition.

Long-lived assets (including those that are part of a disposal group) are not depreciated or amortized while they are classified as held for sale. Long-lived assets classified as held for sale and the assets of a disposal group classified as held for sale are presented separately from the other assets in the balance sheet. The liabilities of a disposal group classified as held for sale are presented separately from other liabilities in the balance sheet.

Unless otherwise noted, amounts and disclosures throughout the notes to the unaudited consolidated financial statements relate to the Company’s continuing operations.

Additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations are included in Note 3.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)Cloud Computing Arrangements

Costs to implement cloud computing arrangements that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized implementation costs are amortized on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the service is ready for its intended use. As of March 31, 2022 and December 31, 2021, capitalized implementation costs of $814 and $747, respectively, were included in prepaid expenses, and $364 and $0, respectively, were included in other assets on the Company’s consolidated balance sheets. Accumulated amortization for these arrangements was $450 and $398 as of March 31, 2022 and December 31, 2021, respectively. Amortization expense for the three months ended March 31, 2022 and 2021, was $53 and $50, respectively.

(d)Vendor Financing Arrangements

On February 24, 2022, the Company expanded its existing relationship with a third-party service provider for business process outsourcing and technology services for its third-party administration services and electronic health records solutions. As a result, the third-party provider hired approximately 180 employees from the Company, hired to fill existing open positions, and will augment with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115,300.

The arrangement includes extended payment terms for cloud computing implementation costs, internally developed software support, and business process support. In order to determine the present value of the commitment, the Company used an imputed interest rate of 9.5%, which is reflective of its estimated uncollateralized borrowing rate. As of March 31, 2022, the outstanding principal balance of the financing arrangement was $1,350 with an unamortized discount of $371, and was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheet. Imputed interest expense from the arrangement was $6 for the three months ended March 31, 2022.

(e)Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC Topic 606 (Revenue from Contracts with Customers) in order to align the recognition of a contract liability with the definition of performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022; early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

3.     Discontinued Operations

In February 2022, the Company announced plans to evaluate non-core assets, refocus its corporate strategy, and increase stockholder value, and the Company commenced a plan to sell the DoseMe business, which the Company acquired in January 2019. In March 2022, the Company completed its evaluation of additional divestiture opportunities and commenced plans to sell the SinfoníaRx and PrescribeWellness businesses, which were acquired in September 2017 and March 2019, respectively. The Company considers the sales to be highly probable within one year.

The DoseMe, SinfoníaRx, and PrescribeWellness businesses comprise the majority of the Company’s MedWise HealthCare segment. The Company’s plan of sale represents a strategic business shift having a significant effect on the Company’s operations and financial results. As a result, the Company determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022. Accordingly, unless otherwise indicated, the accompanying consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended March 31, 2022, as a result of the Company’s intention to sell the aforementioned businesses, the Company prepared an impairment test on the related net assets held for sale. The Company concluded that the carrying value of the net assets held for sale for the DoseMe business did not exceed its fair value as determined using a market approach, less costs to sell. As a result, the Company recorded a goodwill impairment charge of $740 and an impairment charge on the net assets held for sale of $100 for the three months ended March 31, 2022. The Company determined that there was an excess of fair value over the carrying value of the net assets held for sale for the SinfoníaRx and PrescribeWellness businesses, and therefore no impairment charges were recorded related to these businesses.

The following table summarizes the results of operations of the DoseMe, SinfoníaRx, and PrescribeWellness businesses, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Revenue	$16,495	$17,902
Cost of revenue, exclusive of depreciation and amortization	9,745	10,048
Operating expenses	13,593	13,892
Impairment charges	840	—
Loss from discontinued operations before income taxes	(7,683)	(6,038)
Income tax expense	118	78
Net loss from discontinued operations, net of tax	$(7,801)	$(6,116)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the current and noncurrent assets and liabilities classified as discontinued operations on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Cash	$127	$273
Accounts receivable, net	17,182	12,646
Prepaid expenses and other assets	2,992	1,592
Property and equipment, net	1,664	—
Operating lease right-of-use assets	5,016	—
Software development costs, net	17,036	—
Goodwill	54,772	—
Intangible assets, net	104,138	—
Total current assets of discontinued operations	$202,927	$14,511

Property and equipment, net	$—	$1,897
Operating lease right-of-use assets	—	4,730
Software development costs, net	—	15,940
Goodwill	—	55,512
Intangible assets, net	—	109,292
Other assets	—	187
Total noncurrent assets of discontinued operations	$—	$187,558

Operating lease liabilities	$5,145	$1,413
Accounts payable	3,721	4,308
Accrued expenses and other liabilities	6,084	6,659
Total current liabilities of discontinued operations	$14,950	$12,380

Noncurrent operating lease liabilities	$—	$3,438
Other long-term liabilities	—	135
Total noncurrent liabilities of discontinued operations	$—	$3,573

The following table summarizes the significant operating non-cash items and investing activities of discontinued operations:

	Three Months Ended
	March 31,
	2022	2021
Depreciation and amortization	$7,331	$6,824
Impairment charges	840	—
Stock-based compensation	906	1,230
Purchases of property and equipment	(10)	(77)
Software development costs	(3,030)	(1,695)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.     Revenue

The Company generates the majority of its revenue from its CareVention HealthCare segment.

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

The Company does not disclose the amount of variable consideration that the Company expects to recognize in future periods as the variable consideration in the Company’s contracts is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to the Company’s efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. The Company’s contracts primarily include monthly fees associated with unspecified quantities of medications, members, claims, medication safety reviews, or user subscriptions that fluctuate throughout the contract. See below for a description of the Company’s revenues.

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

PACE Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services primarily include medication reviews, risk adjustment services, third-party administration services, pharmacy benefit management (“PBM”) solutions, and electronic health records software. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member per month”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

For client contracts for which the Company performs both medication fulfillment and PBM services, the Company recognizes revenue using the gross method at the contract price negotiated with its clients and when the Company has concluded it controls the prescription drug before it is transferred to the client plan members. The Company controls prescription drugs dispensed indirectly through its retail pharmacy network because it has separate contractual arrangements with those pharmacies, has discretion in setting the price for the transaction, and assumes primary responsibility for fulfilling the promise to provide prescription drugs to its client plan members while performing the related PBM services. These factors indicate that the Company is the principal and, as such, the Company recognizes the total prescription price contracted with clients in revenue.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

MedWise HealthCare

Medication Safety Services

The Company provides medication safety services, which include identification of high-risk individuals, medication regimen reviews including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member per month fees and fees for each medication review and clinical assessment completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety services and when medication reviews and clinical assessments are completed. The Company generally bills for the medication reviews and clinical assessments when they are completed. The Company generally bills for the medication safety services on a monthly basis.

Software Subscription and Services

The Company provides software as a service (“SaaS”) solutions which allow for the identification of individuals with high medication-related risk and for optimizing medication therapy. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized over the contract term as the software services are provided. The Company generally bills for the software services on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by operating segment. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended
	March 31,
	2022	2021
CareVention HealthCare:
PACE product revenue	$50,973	$41,842
PACE solutions	15,335	13,919
	$66,308	$55,761
MedWise HealthCare:
Medication safety services	$719	$2,960
Software subscription and services	83	57
	$802	$3,017
Total revenue	$67,110	$58,778

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
Contract assets	$21,208	$12,695
Contract liabilities	3,586	2,191

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

March 31,
2022
Contract assets:
Contract assets, beginning of period	$12,695
Decreases due to cash received	(429)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	1,040
Changes during the year, net of reclassifications to receivables	7,902
Contract assets, end of period	$21,208

Contract liabilities:
Contract liabilities, beginning of period	$2,191
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,432)
Increases due to cash received, excluding amounts recognized as revenue during the year	2,827
Contract liabilities, end of period	$3,586

During the three months ended March 31, 2021, the Company recognized $983 of revenue that was included in the December 31, 2020 contract liability balance of $1,982.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2022	2021
Numerator (basic and diluted):
Net loss from continuing operations	$(20,392)	$(13,376)
Net loss from discontinued operations	(7,801)	(6,116)
Net loss	$(28,193)	$(19,492)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	23,865,801	23,010,531

Net loss per share from continuing operations, basic and diluted	$(0.85)	$(0.58)
Net loss per share from discontinued operations, basic and diluted	(0.33)	(0.27)
Total net loss per share, basic and diluted	$(1.18)	$(0.85)

The following potential common shares, presented based on amounts outstanding as of March 31, 2022 and 2021 were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	Three Months Ended
	March 31,
	2022	2021
Stock options to purchase common stock	1,538,993	1,846,707
Unvested restricted stock and restricted stock units	1,938,780	1,651,806
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	4,646,393
	12,770,559	12,791,299

For the three months ended March 31, 2022 and 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above under the if-converted method.

For the period ended March 31, 2022, shares related to the performance stock units were excluded from the table above as the performance conditions were unmet as of March 31, 2022 (see Note 13).

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.     Other Current Assets

As of March 31, 2022 and December 31, 2021, other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Contract assets	$21,208	$12,695
Non-trade receivables	740	3,289
Other	2,039	2,049
Total other current assets	$23,987	$18,033

7.       Property and Equipment

Accumulated depreciation was $18,084 and $17,427 as of March 31, 2022 and December 31, 2021, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2022 and 2021 was $847 and $947, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its product and service contracts. These costs include third-party contractors and payroll for employees directly involved with the software development, including external direct costs of material and services, and interest expense related to the borrowings attributable to software development. As of March 31, 2022 and December 31, 2021, capitalized software costs consisted of the following:

	March 31, 2022	December 31, 2021
Software development costs	$40,622	$49,481
Less: accumulated amortization	(12,912)	(20,227)
Software development costs, net	$27,710	$29,254

Capitalized software development costs included above not yet subject to amortization	$8,480	$5,328

Amortization expense for the three months ended March 31, 2022 and 2021 was $3,200 and $1,938, respectively.

During the first quarter of 2022, the Company became aware of changes in circumstances impacting the future functionality of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired and, as a result, the Company used an income approach to measure the fair value of the assets and recognized non-cash impairment charges of $4,062 for the period ended March 31, 2022.

9.      Goodwill and Intangible Assets

The Company’s goodwill as of March 31, 2022 and December 31, 2021 was $115,323, which relates to the Company’s CareVention HealthCare segment.

During the first quarter of 2022, the Company experienced a sustained decline in the market price of its common stock and determined that an indicator of impairment was present. The Company performed a quantitative goodwill impairment assessment as of March 31, 2022, estimating the fair value of the Company’s reporting unit using a market approach. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value, and, as a result, goodwill was not impaired as of March 31, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2022
Trade names	2.9	$1,340	$(896)	$444
Client relationships	11.7	51,264	(12,174)	39,090
Non-competition agreements	5.0	1,640	(1,057)	583
Developed technology	6.2	14,720	(11,204)	3,516
Domain name	10.0	59	(28)	31
Total intangible assets		$69,023	$(25,359)	$43,664

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2021
Trade names	2.9	$1,340	$(853)	$487
Client relationships	11.7	51,264	(11,042)	40,222
Non-competition agreements	5.0	1,640	(975)	665
Developed technology	6.2	14,720	(10,768)	3,952
Domain name	10.0	59	(27)	32
Total intangible assets		$69,023	$(23,665)	$45,358

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $1,694 and $1,916, respectively.

The estimated amortization expense for the remainder of 2022 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2022 (April 1 - December 31)	$5,058
2023	6,162
2024	4,684
2025	4,466
2026	4,338
2027	4,271
Thereafter	14,685
Total estimated amortization expense	$43,664

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.       Accrued Expenses and Other Liabilities

As of March 31, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Employee related expenses	$4,815	$8,595
Contract liability	3,441	2,015
Customer deposits	904	904
Client funds obligations*	3,839	6,038
Contract labor	1,252	838
Interest	893	2,281
Vendor financing arrangements	18	—
Professional fees	577	1,327
Consideration payable to customer	19,029	15,971
Income and non-income taxes payable	84	15
Other expenses	4,740	3,013
Total accrued expenses and other liabilities	$39,592	$40,997

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On December 18, 2020, the Company and its subsidiaries entered into a Loan and Security Agreement (the “2020 Credit Facility”), with Western Alliance Bank. The 2020 Credit Facility provides for a $120,000 secured revolving credit facility, with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions.

Amounts under the 2020 Credit Facility may be borrowed, repaid, and re-borrowed from time to time until the maturity date on May 16, 2025, and may be used for, among other things, working capital and other general corporate purposes. Loans under the 2020 Credit Facility will bear interest at a rate equal to the LIBOR rate plus 3.25%. In the event LIBOR for any applicable interest period is less than zero percent, then the LIBOR rate will be determined as zero percent for such interest period. If LIBOR ceases to exist or is no longer available, then the interest rate will be replaced with an alternate base rate and spread. The obligations under the 2020 Credit Facility are secured by all of the assets of the borrowers, subject to certain exceptions and exclusions as set forth in the 2020 Credit Facility.

The 2020 Credit Facility contains certain affirmative and negative covenants that are binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the Company’s ability to incur indebtedness, create liens, merge or consolidate, make dispositions, pay dividends or make distributions, make investments, pay any subordinated indebtedness, enter into certain transactions with affiliates, or make capital expenditures. In addition, the 2020 Credit Facility imposes certain financial covenants, including that the Company (i) maintain unrestricted cash balances with Western Alliance Bank, plus amounts available for draw under the 2020 Credit Facility of at least $10,000 at all times, and (ii) maintain a leverage ratio of less than 3.00:1.00, on a trailing twelve-month basis, measured quarterly. The 2020 Credit Facility defines amounts available for borrowing as three times the Company’s trailing twelve months EBITDA (as defined therein) less amounts outstanding under the 2020 Credit Facility.

The 2020 Credit Facility is subject to a commitment fee of 0.50% of the total commitment amount payable on the closing date, and 0.25% of the total commitment amount payable on each anniversary thereafter. Additionally, the 2020 Credit Facility is subject to an unused line fee.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of March 31, 2022, the Company had $57,200 outstanding under the 2020 Credit Facility, plus an outstanding letter of credit of $100 issued in connection with the Company’s lease agreement for its office space in Moorestown, New Jersey. The letter of credit renews annually and expires in September 2027, and reduces amounts available under the 2020 Credit Facility. As of March 31, 2022, the Company had unused commitments of $62,700 under the 2020 Credit Facility, of which $288 was available for borrowing.

As of March 31, 2022, the Company was in compliance with all of the financial covenants related to the 2020 Credit Facility, and management expects that the Company will be able to maintain compliance with its covenants.

As of March 31, 2022, the interest rate on the 2020 Credit Facility was 3.48% and the effective rate for the unused line fee was 0.35%. Interest expense on the 2020 Credit Facility was $460 for the three months ended March 31, 2022. As of March 31, 2021, the interest rate on the 2020 Credit Facility was 3.36% and the effective rate for the unused line fee was 0.45%. Interest expense on the 2020 Credit Facility was $261 for the three months ended March 31, 2021.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,534. The Company is amortizing the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over the term of the agreement. The Company amortized $137 and $133 to interest expense for the three months ended March 31, 2022 and 2021, respectively, for deferred financing costs. Deferred financing costs of $837 and $624, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

(b)    Convertible Senior Subordinated Notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (the “2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The 2026 Notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the notes is 14.2966 shares of the Company’s common stock per $1 principal amount of the 2026 Notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of March 31, 2022, none of the conditions allowing holders of the 2026 Notes to convert had been met. Debt issuance costs related to the 2026 Notes of $9,372 are being amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

During the three months ended March 31, 2022, the Company recognized $1,753 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $331 was non-cash accretion of the debt discounts recorded.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended March 31, 2021, the Company recognized $1,746 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued, and $324 was non-cash accretion of the debt discounts recorded. In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Notes had accrued on the 2026 Notes from and including February 17, 2020, but ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the three months ended March 31, 2021.

As of March 31, 2022, total accrued interest payable related to the 2026 Notes was $711, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes have a carrying value of $319,630 as of March 31, 2022. The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such 2026 Notes are within one year of maturity.

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

As of March 31, 2022, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Convertible senior subordinated notes	$325,000	$325,000
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(5,370)	(5,701)
Long-term debt, net	$319,630	$319,299

12.      Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $216 and $121, respectively, which resulted in effective tax rates of (1.1)% and of (0.9)%, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of the end of the periods presented. As of March 31, 2022, the Company has recorded a full valuation allowance against its deferred tax assets. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2022 and 2021. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board. In accordance with the terms of the 2016 Plan, the share reserve increased by 1,283,321 shares on February 25, 2022. As of March 31, 2022, 2,174,226 shares were available for future grants under the 2016 Plan.

The following stock-based compensation information disclosed below include results of both continuing and discontinued operations.

Restricted Common Stock and Restricted Stock Units

The Company issues restricted stock awards and restricted stock units pursuant to the 2016 Plan to employees and non-employee directors. Restricted stock awards and restricted stock units generally vest over a one- to four-year period and the unvested portion of these awards is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant-date fair value of restricted stock awards and restricted stock units is determined using the Company’s closing stock price at grant date.

The following table summarizes the aggregate restricted stock award activity, inclusive of performance based restricted stock awards, and restricted stock unit activity under the 2016 Plan for the three months ended March 31, 2022:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2021	2,196,566	$40.19
Granted	297,434	8.05
Vested	(416,338)	44.03
Forfeited	(138,882)	38.13
Outstanding at March 31, 2022	1,938,780	$34.58

For the three months ended March 31, 2022 and 2021, $7,387 and $6,275 of expense, respectively, was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards described below. As of March 31, 2022, there was unrecognized compensation expense of $49,297 related to unvested restricted stock awards and unvested restricted stock units, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.6 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Performance-Based Equity Awards

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants were recorded using a grant-date fair value of $56.14 per share which was based on the Company’s closing stock price on the grant date. The grants were subject to certain performance conditions for the two-year period ended March 2, 2022, which were not achieved. As a result, the grants expired, and no expense was recognized during the three months ended March 31, 2022.

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

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. As of March 31, 2022, the number of Target Shares was 86,175 shares. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company did not recognize any stock-based compensation expense related to the performance stock units, resulting in no stock-based compensation expense for the quarter end March 31, 2022, as the achievement of the underlying performance targets was considered unlikely. During the three months ended March 31, 2022, 6,550 performance stock units expired. As of March 31, 2022, the maximum number of achievable performance stock units was 172,350 and the maximum unrecognized compensation expense was $7,606.

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

During the first quarter of 2022, the Board approved grants of stock awards to certain non-employee directors and employees pursuant to the 2016 Plan. The awards provided for the issuance of 16,471 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $5.57 per share. For the three months ended March 31, 2022, the Company recorded $92 of expense related to these stock awards.

Stock Options

The Company recorded $1,130 and $2,055 of stock-based compensation expense related to employee and non-employee director stock options for the three months ended March 31, 2022 and 2021, respectively. The Company records forfeitures as they occur.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

No grants for employee and non-employee stock options were made during the three months ended March 31, 2022. The table below sets forth the weighted average assumptions for employee grants during the three months ended March 31, 2021:

Three Months Ended
Valuation assumptions:	March 31, 2021
Expected volatility	58.57%
Expected term (years)	5.48
Risk-free interest rate	0.50%
Dividend yield	—

The weighted average grant date fair value of employee options granted during the three months ended March 31, 2021 was $28.26 per share.

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2022:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2021	1,604,226	$29.90
Exercised	(11,646)	5.18
Forfeited	(53,587)	48.95
Outstanding at March 31, 2022	1,538,993	$29.42	5.1	$419
Options vested and expected to vest at March 31, 2022	1,538,993	$29.42	5.1	$419
Exercisable at March 31, 2022	1,436,934	$27.57	5.0	$419

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $106 and $7,768, respectively.

As of March 31, 2022, there was $3,175 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 0.9 years.

Cash received from option exercises for the three months ended March 31, 2022 and 2021 was $60 and $2,226, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded total stock-based compensation expense for the three months ended March 31, 2022 and 2021 in the following expense categories of its consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue - product	$224	$259
Cost of revenue - service	901	850
Research and development	1,519	1,203
Sales and marketing	258	697
General and administrative	4,801	4,363
Discontinued operations	906	1,230
Total stock-based compensation expense	$8,609	$8,602

Employee Stock Purchase Plan

In February 2021, the Board, subject to stockholder approval, adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 annual meeting of stockholders in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of March 31, 2022.

14.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, accrued expenses, vendor financing arrangements, line of credit, and long-term debt, which includes the Company’s convertible senior subordinated notes. The carrying values of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, and accrued expenses are representative of their fair value due to the relatively short-term nature of those instruments. Vendor financing arrangements are recorded at net carrying value, which approximates fair value. The outstanding principal balance of the line of credit is representative of its fair value due to it being variable-rate debt. See below for additional information on the Company’s convertible senior subordinated notes.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2022:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$319,630	$243,344

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

15.     Commitments and Contingencies

(a) Employment Agreements

The Company has change-in-control and severance agreements with each of the Company’s named executive officers that provide for, among other things, salary, performance bonuses or other incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the employees have agreed to refrain from competing with the Company or soliciting the Company’s employees or clients for a period following the employee’s termination of employment.

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

As of March 31, 2022 and December 31, 2021 the Company had $1,291 and $1,854 due to Thrifty Drug as a result of prescription drug purchases.

In December 2019, the Company entered into an updated agreement with its data aggregation partner related to the Company’s pharmacy cost management services. The agreement is effective January 1, 2020 with a three-year term expiring December 31, 2022 and commits the Company to a monthly minimum purchase obligation of $30.

In June 2021, the Company entered into an updated agreement with its provider of hosting services. The agreement is effective June 3, 2021 and expires on April 28, 2024 and commits the Company to a minimum purchase obligation of $1,272 over the contract term. As of March 31, 2022, the Company had a remaining commitment of $911.

In August 2021, the Company entered into an agreement with a third-party to provide information technology services. The agreement is effective November 1, 2021 and expires on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of March 31, 2022, the Company had a remaining commitment of $7,716.

In October 2021, the Company entered into an agreement with a provider for enterprise support services. The agreement is effective October 1, 2021 and expires on September 30, 2024. The three-year contract commits the company to an obligation of $7,050 over the duration of the contract term. As of March 31, 2022, the Company had a remaining commitment of $5,717.

In November 2021, the Company entered into an agreement with a new provider of hosting services. The agreement is effective November 25, 2021 and expires on November 25, 2022 and commits the Company to a minimum purchase obligation of $1,598 over the contract term. As of March 31, 2022, the Company had a remaining commitment of $1,043.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

16.    Segment Reporting

The Company operates its business through two segments. As discussed in Note 3 above, the planned divestitures of the DoseMe, SinfoníaRx, and PrescribeWellness businesses, which comprise the majority of the Company’s MedWise HealthCare segment, represent a strategic business shift in the Company’s operations. The Company determined that these businesses met the requirements of discontinued operations as of March 31, 2022, and as a result, are excluded from the Company’s segment reporting. The Company presents continuing operations of the remaining components of the MedWise HealthCare segment combined with its shared services.

The Company's chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon financial information at the reportable segment level. Substantially all revenues are generated and substantially all tangible assets are held in the U.S.

CareVention HealthCare primarily provides services to PACE organizations that include medication fulfillment pharmacy services and PACE solutions such as medication safety services, PBM solutions, and health plan management services.

MedWise HealthCare primarily generates revenues from medication safety services and software subscription solutions, which identify individuals with high medication-related risk and optimizing medication therapy.

Shared services primarily consist of unallocated corporate sales and marketing expenses and general and administrative expenses associated with the management and administration of the Company’s business objectives.

The CODM uses revenue in accordance with GAAP and Adjusted EBITDA as the relevant segment performance measures to evaluate the performance of the segments and allocate resources.

Adjusted EBITDA is a segment performance financial measure that offers a useful view of the overall operation of the Company’s businesses and may be different from similarly titled segment performance financial measures used by other companies.

Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense, depreciation and amortization, impairment charges, business optimization expenses, severance costs, divestiture-related expense, acquisition-related expense, and stock-based compensation expense. The Company considers business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to its business optimization initiatives during 2022. The Company considers severance costs to include severance payments related to the realignment of its resources. The Company considers divestiture-related expense to include nonrecurring direct transaction costs. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which are not indicative of each segment’s core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	Shared Services and Other	Consolidated
Revenue:
Three Months Ended March 31, 2022
Product revenue	$50,973	$—	$50,973
Service revenue
PACE solutions	15,335	—	15,335
Medication safety services	—	719	719
Software subscription and services	—	83	83
Total service revenue	15,335	802	16,137
Total revenue	$66,308	$802	$67,110

Three Months Ended March 31, 2021
Product revenue	$41,842	$—	$41,842
Service revenue
PACE solutions	13,919	—	13,919
Medication safety services	—	2,960	2,960
Software subscription and services	—	57	57
Total service revenue	$13,919	$3,017	$16,936
Total revenue	$55,761	$3,017	$58,778

	CareVention HealthCare	Shared Services and Other	Consolidated
Adjusted EBITDA (loss) from Continuing Operations:
Three Months Ended March 31, 2022
Adjusted EBITDA (loss)	$12,084	$(11,002)	$1,082

Three Months Ended March 31, 2021
Adjusted EBITDA (loss)	$12,910	$(11,327)	$1,583

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA from Continuing Operations
Net loss	$(28,193)	$(19,492)
Add:
Interest expense, net	2,269	2,547
Income tax expense	216	121
Depreciation and amortization	5,742	4,801
Long-lived asset impairment charge	4,062	—
Business optimization expenses	787	—
Severance costs	575	—
Divestiture-related expense	120	—
Acquisition-related expense	—	118
Stock-based compensation expense	7,703	7,372
Loss from discontinued operations	7,801	6,116
Adjusted EBITDA from continuing operations	$1,082	$1,583
Adjusted EBITDA from discontinued operations	1,440	2,016
Total Adjusted EBITDA	$2,522	$3,599

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Loss from Discontinued Operations, net of tax to Adjusted EBITDA from Discontinued Operations
Net loss from discontinued operations, net of tax	$(7,801)	$(6,116)
Add:
Income tax expense	118	78
Depreciation and amortization	7,331	6,824
Impairment charges	840	—
Acquisition-related expense	46	—
Stock-based compensation expense	906	1,230
Adjusted EBITDA from discontinued operations	$1,440	$2,016

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

17.    Related Party Transactions

The Company’s CareVention HealthCare segment provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Company’s Board of Directors. For the three months ended March 31, 2022 and 2021, $1,759 and $1,459, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations, and $171 and $67 was included in accounts receivable, net, as of March 31, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our 2021 Form 10-K.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, without limitation, our future plans, objectives, expectations, intentions, the potential sales of certain businesses of TRHC and the timing and benefits thereof, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) the impacts of the current COVID-19 pandemic and other health epidemics; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the healthcare industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vii) our ability to maintain relationships with a specified drug wholesaler; (viii) increasing consolidation in the healthcare industry; (ix) managing our growth effectively; (x) fluctuations in operating results; (xi) our ability to manage our cash flows; (xii) failure or disruption of our information technology and security systems; (xiii) dependence on our senior management and key employees; (xiv) our future indebtedness and our ability to obtain additional financing, reduce expenses, or generate funds when necessary; (xv) macroeconomic conditions, including the impact of inflation, on our business and operations; (xvi) our ability to execute on our planned divestitures of our PrescribeWellness, SinfoníaRx, and DoseMe businesses, the costs associated therewith, and risks related to diverting management’s attention from the Company’s ongoing business operations; (xviii) risks related to the volatility in our stock price, and (xvii) the risks described in Part I, Item 1A of our 2021 Form 10-K and our other filings and reports filed with or furnished to the Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties

Overview

Tabula Rasa HealthCare, Inc. (the “Company,” “we,” “us,” and “our”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise®, identifies causes of and risks for medication-related problems, including adverse drug events (“ADEs”), so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. Our vision and mission are supported by our industry-recognized leadership team, our significant investments and collaborations to advance precision pharmacotherapy research and its application in clinical practice, and our culture.

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

The CareVention HealthCare segment revenue model is primarily based on payments on a per-member per-month (“PMPM”) basis, payments on a subscription basis, payments on a transaction basis, and payments for medication charges and dispensing fees for medication fulfillment.

In February 2022, we announced plans to evaluate non-core assets to refocus our corporate strategy and increase stockholder value, and we commenced an initial plan to sell the DoseMe business, which we acquired in January 2019. In March 2022, we completed our evaluation of additional divestiture opportunities and commenced plans to sell the SinfoníaRx and PrescribeWellness businesses, acquired in September 2017 and March 2019, respectively.

The DoseMe, SinfoníaRx, and PrescribeWellness businesses comprised the majority of our MedWise HealthCare segment. Our plan of sale represents a strategic business shift having a significant effect on our Company’s operations and financial results. As a result, we determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022. Accordingly, the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations. We present continuing operations of the remaining components of our MedWise HealthCare segment combined with our shared services.

The continuing operations of the remaining components our MedWise HealthCare segment promote medication safety and adherence to improve patient outcomes and reduce healthcare costs. The MedWise HealthCare segment revenue model is primarily based payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each medication safety review and clinical assessment completed.

Unless otherwise noted, management’s discussion and analysis of our Company’s results of operations relate to our Company’s continuing operations.

Substantially all of our revenue is recognized in the U.S. and substantially all of our long-lived assets are located in the U.S.

Key Business Metrics

We continually monitor certain corporate metrics, including the following key metrics, that we believe are useful in evaluating and managing our operating performance compared to that of other companies in our industry.

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(Dollars in thousands)
Revenues from continuing operations	$67,110	$58,778	$8,332	14%
Net loss from continuing operations	(20,392)	(13,376)	(7,016)	(52)
Adjusted EBITDA	2,522	3,599	(1,077)	(30)

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, measure the effectiveness and efficiency of our operations, and gauge our cash generation. We discuss Adjusted EBITDA in more detail in “Non-GAAP Financial Measures.” We also monitor revenue retention rate on an annual basis, which is described in our 2021 Form 10-K.

Factors Affecting our Future Performance

General

We believe that our future success depends on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, and expand our offerings to meet evolving market needs. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2021 Form 10-K for a discussion of certain risks and uncertainties that may impact our future success.

Planned Divestitures of Non-Core Businesses

As described above, we have commenced plans to sell the DoseMe, SinfoníaRx and PrescribeWellness businesses. We anticipate that proceeds from such divestitures will provide the Company the financial flexibility to optimize our capital structure, including significantly reducing net debt and increasing liquidity, as well as to focus on our core value-based care business including our offerings targeted at the PACE market and our MedWise science.

COVID-19 Pandemic

We continue to actively monitor the impact of the ongoing COVID-19 pandemic on both our employees and operations. In response to the pandemic, we have implemented measures to protect the health and safety of our employees, including hybrid and remote work arrangements, reduced density in our buildings, guidelines to ensure safe business travel, and safety protocols for on-site employees, including social distancing, enhanced cleaning, and contact tracing. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to predict the continuing effects that the COVID-19 pandemic may have on our results of operations, financial condition, or liquidity. We are prepared to mitigate potential adverse impacts to our business, including our financial position, liquidity, operations, suppliers, industry, and workforce.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended March 31, 2022 and 2021, product sales represented 76% and 71% our total revenue, respectively, and service revenue represented 24% and 29% of our total revenue, respectively.

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

PACE Solutions

We provide medication safety services and health plan management services to PACE organizations. These services primarily include medication safety services, risk adjustment services, PBM solutions, EHR solutions, and third-party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“PMPM”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

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

Software Subscription and Services

We provide software as a service (“SaaS”) solutions which allow for the identification of individuals with high medication-related risk. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set up services is generally recognized over the contract term as the software services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense, which for the three months ended March 31, 2022 and 2021, represented 73% and 80%, respectively, of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation for personnel; technology expenses; direct overhead expenses; and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

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

We capitalize certain costs incurred in connection with obtaining or developing the proprietary software platforms that support our product and service contracts, including third-party contractors and payroll costs for employees directly involved with the software development. Capitalized software development costs are amortized beginning when the software project is substantially completed and when the asset is ready for its intended use. Costs incurred during the preliminary project stage and post implementation stage, as well as maintenance and training costs, are expensed as incurred. We continue to focus our research and development efforts on adding new features and applications to increase the functionality and enhance the ease of use of our existing suite of software solutions.

We believe continued investment in our software solutions is important for our future growth. We expect our research and development expenses will fluctuate in the near term but will decrease as a percentage of revenue in the long term.

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

We expect our sales and marketing expenses to fluctuate in the near term as we complete the sales of PrescribeWellness, SinfoníaRx, and DoseMe and refocus on our core business, but decrease as a percentage of revenue in the long term.

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, strategy, legal and executive management, as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will fluctuate in the near term as we complete the sales of PrescribeWellness, SinfoníaRx, and DoseMe and refocus on our core business, but decrease as a percentage of revenue in the long term.

Long-Lived Asset Impairment Charge

Long-lived assets consist of property and equipment, software development costs and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use and disposition of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows or a combination of income and market approach

Depreciation and Amortization Expenses

Depreciation and amortization expenses are primarily attributable to our capital investment in equipment, our capitalized software, and acquisition-related intangibles.

Interest Expense

Interest expense is primarily attributable to interest expense associated with our 2026 Notes, our 2020 Credit Facility, and the promissory notes related to the purchase consideration for the acquisition of Personica, LLC. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Revenue:
Product revenue	$50,973	$41,842	$9,131	22%
Service revenue	16,137	16,936	(799)	(5)
Total revenue	67,110	58,778	8,332	14
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	39,552	31,357	8,195	26
Service cost	13,169	12,622	547	4
Total cost of revenue, exclusive of depreciation and amortization	52,721	43,979	8,742	20
Operating expenses:
Research and development	3,965	3,059	906	30
Sales and marketing	2,649	2,967	(318)	(11)
General and administrative	15,878	14,680	1,198	8
Long-lived asset impairment charge	4,062	—	4,062	100
Depreciation and amortization	5,742	4,801	941	20
Total operating expenses	32,296	25,507	6,789	27
Loss from operations	(17,907)	(10,708)	(7,199)	(67)
Interest expense, net	2,269	2,547	(278)	(11)
Loss from continuing operations before income taxes	(20,176)	(13,255)	(6,921)	(52)
Income tax expense	216	121	95	79
Net loss from continuing operations	(20,392)	(13,376)	(7,016)	(52)
Net loss from discontinued operations, net of tax	(7,801)	(6,116)	(1,685)	(28)
Net loss	$(28,193)	$(19,492)	$(8,701)	(45)

Comparison of the Three Months Ended March 31, 2022 and 2021 (Continuing Operations)

Product Revenue

Product revenue increased $9.1 million, or 22%, to $60.0 million for the three months ended March 31, 2022, as compared to the same period in 2021. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $5.8 million to the increase. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $3.0 million to the increase as a result of amended client agreements. New CareVention HealthCare clients that started services after the end of the first quarter in 2021 contributed $0.3 million to the increase.

Service Revenue

Service revenue decreased $0.8 million, or 5%, to $16.1 million for the three months ended March 31, 2022, as compared to the same period in 2021.

Medication safety services revenue decreased $2.2 million, or 76%, during the three months ended March 31, 2022, as compared to the same period in 2021. The decrease is primarily due to the conclusion of the Enhanced

Medication Therapy Management (“EMTM”) pilot program on December 31, 2021. As a result, no revenues related to the EMTM program were recognized after December 31, 2021.

The decrease in medication safety services was partially offset by an increase in CareVention HealthCare PACE solutions revenue of approximately $1.4 million, or 10%, to $15.3 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase was attributable to the addition of new clients and growth with existing clients since the first quarter of 2021, primarily within our third-party administration services and PBM solutions.

Cost of Product Revenue

Cost of product revenue increased $8.2 million, or 26%, to $39.6 million for the three months ended March 31, 2022, as compared to the same period in 2021. Increased medication volume from growth in the number of patients served by our existing customers contributed approximately $3.8 million to the change. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $3.0 million to the increase as a result of amended client agreements. The increase in cost of product revenue was also due to a $0.9 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to an increase in employee compensation costs, including stock-based compensation, due to an increase in employee headcount.

Cost of Service Revenue

Cost of service revenue increased $0.5 million, or 4%, to $13.2 million for the three months ended March 31, 2022, as compared same period in March 31, 2021. The increase is primarily comprised of a non-recurring overlap in employee compensation costs with a new vendor arrangement for business process support and technology services of $0.4 million and an increase in information technology expenses of $0.3 million. These increases were offset by a $0.4 million reduction in resources contracted to deliver medication safety services due to the conclusion of the EMTM program on December 31, 2021.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 30%, to $4.0 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase includes $0.4 million of expenses related to business optimization initiatives during 2022, specifically efforts associated with consolidating our electronic health records solutions platforms, and investments in information technology spend of $0.3 million. The remaining increase is primarily attributable to expenses incurred to terminate a long-term lease.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.3 million, or 11%, to $2.7 million for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease is primarily attributable to a $0.7 million decrease in employee compensation costs compared to 2021, of which $0.4 million relates to a decrease in stock-based compensation expense and the remainder relates to a decrease in employee benefits costs, including bonus. This decrease was partially offset by an aggregate increase of $0.3 million in conference related travel expenses and professional consulting services related to executing our branding and marketing strategies.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 8%, to $15.9 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in general and administrative expenses includes a $1.3 million increase in professional services, primarily related to a new provider of enterprise support services we engaged during the fourth quarter of 2021. The increase in general and administrative expenses also includes severance expense of $0.6 million in 2022 and a $0.4 million increase in stock-based compensation costs related to new grants issued since the first quarter of 2021. These increases in general and administrative expenses were partially offset by a $1.1 million decrease in employee compensation costs, excluding stock-based compensation expense, primarily due to a decrease in employee headcount as a result of the Company’s business optimization initiative to outsource enterprise support services.

Long-Lived Asset Impairment Charge

During the three months ended March 31, 2022, we recorded a $4.1 million long-lived asset impairment charge related to certain capitalized software development costs. During the first quarter of 2022, we became aware of changes in circumstances impacting the future application of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, we recognized an impairment loss equal to $4.1 million for the three months ended March 31, 2022. We did not record any long-lived asset impairment charges in 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.9 million, or 20%, to $5.7 million for the three months ended March 31, 2022 from $4.8 million for the same period in 2021. This increase was due to a $1.3 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the first quarter in 2021 to support our business. The increase was offset by a decrease in amortization expense of $0.2 million primarily due to definite-lived intangible assets which have been fully amortized since the end of the first quarter in 2021.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $2.3 million, a decrease of $0.3 million, or 11%, as compared to the same period in 2021. The decrease is primarily attributable to the full satisfaction of the acquisition-related notes payable in October 2021 related to the October 2020 acquisition of Personica, LLC. Approximately $0.25 million of interest expense was recognized for the three months ended March 31, 2021 related to the acquisition-related notes payable.

Income Taxes

For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $0.2 million and $0.1 million, respectively, which resulted in effective tax rates of (1.1%) and (0.9%), respectively. Income tax expense is primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of March 31, 2022 and 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2022 and 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Net Loss from Discontinued Operations, Net of Tax

As of March 31, 2022, we determined that the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively, met the held-for-sale criteria and, as such, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations and are not included in the consolidated financial statements. Net loss from discontinued operations, net of tax, was $7.8 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense, depreciation and amortization, impairment charges, business optimization expenses, severance costs, divestiture-related expense, acquisition-related expense, and stock-based compensation expense. We consider business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to our business optimization initiatives during 2022. We consider severance costs to include severance payments related to the realignment of our resources. We consider divestiture-related expense to include nonrecurring direct transaction costs. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs. We present Adjusted EBITDA because it is one of the measures used by our management and Board of Directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors’ understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance.

Our management uses Adjusted EBITDA:

●	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;
●	to prepare and approve our annual budget; and
●	to develop short- and long-term operational plans.

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect cash interest income or expense;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and related employer taxes;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
●	Adjusted EBITDA does not reflect costs incurred in connection with the Company’s business optimization initiatives during 2022;

●	Adjusted EBITDA does not reflect severance costs related to the realignment of our resources; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA, or similarly titled measures differently, which reduce its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA alongside GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results and not in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in the presentation, and we do not intend to imply that our future results will be unaffected by unusual or non-recurring items.

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(28,193)	$(19,492)
Add:
Interest expense, net	2,269	2,547
Income tax expense	334	199
Depreciation and amortization	13,073	11,625
Impairment charges	4,902	—
Business optimization expenses	787	—
Severance costs	575	—
Divestiture-related expense	120	—
Acquisition-related expense	46	118
Stock-based compensation expense	8,609	8,602
Adjusted EBITDA (1)	$2,522	$3,599

(1)	The financial results and Adjusted EBITDA related to discontinued operations have not been segregated and the table above includes the results of continuing and discontinued operations. See Note 3 and Note 16 in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of discontinued operations and segment reporting for continuing operations, respectively.

Liquidity and Capital Resources

We incurred a net loss of $28.2 million and $19.5 million for the three months ended March 31, 2022 and 2021, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, and debt service obligations. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under our credit facility. At March 31, 2022, we had unrestricted cash of $14.4 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(15,735)	$(4,078)
Net cash used in investing activities	(8,966)	(6,385)
Net cash provided by financing activities	27,410	2,124
Net increase (decrease) in cash and restricted cash (1)	$2,709	$(8,339)

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in the notes to the consolidated financial statements as reported in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was $15.7 million for the three months ended March 31, 2022 and consisted of our net loss of $28.2 million and changes in our operating assets and liabilities totaling $14.8 million, offset by the addition of noncash items of $27.2 million. The noncash items primarily included $13.1 million of depreciation and amortization expense, $8.6 million of stock-based compensation expense, $4.9 million of impairment charges primarily related to our long-lived assets and goodwill, $0.5 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, and a $0.3 million change in net deferred taxes. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets, an increase in accounts receivable and client claims receivables, and a decrease in accrued expenses and other liabilities. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The increases in accounts receivable and client claims receivable were primarily due to the timing of customer payments. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued employee related expenses and a decrease in accrued interest expense, which was partially offset by an increase in consideration payable to customers under our PBM solutions.

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2021 and consisted primarily of our net loss of $19.5 million and changes in our operating assets and liabilities totaling $5.6 million, offset by the addition of noncash items of $21.0 million. The noncash items primarily included $11.6 million of depreciation and amortization expense, $8.6 million of stock-based compensation expense, $0.6 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $0.2 million change in net deferred taxes. The change in operating assets and liabilities was primarily due to a decrease in accounts payable, an increase in other assets, an increase in prepaid expenses and other current assets, and a decrease in client claims payable. The decrease in accounts payable was primarily due to the timing of vendor payments. The increase in other assets was primarily due to an increase in nontrade receivables. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The change in operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities and a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities was $9.0 million for the three months ended March 31, 2022 and included $8.8 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $0.2 million in purchases of property and equipment to support our CareVention HealthCare and corporate operations.

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2021, which included $5.9 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $0.5 million in purchases of property, equipment, and leasehold improvements for our office space in Eden Prairie, Minnesota to support our health plan management services and for our Moorestown, New Jersey headquarters to support our corporate operations.

Financing Activities

Net cash provided by financing activities was $27.4 million for the three months ended March 31, 2022 and consisted of $27.7 million of borrowings on our 2020 Credit Facility to support business operations and initiatives, and $60 thousand of proceeds received from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2022 was partially offset by $0.35 million of payments of debt financing costs.

Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2021 and included $7.5 million of borrowings on our 2020 Credit Facility to fund the repayment of the first promissory note in connection with the October 2020 acquisition of Personica, LLC and $2.2 million of proceeds received from the exercise of stock options. Net cash provided by financing activities was partially offset by a $7.5 million repayment of the first promissory note in connection with the Personica, LLC acquisition and $99 thousand for the final payment of the contingent purchase price consideration in connection with the 2018 acquisition of the Cognify business.

Funding Requirements

On December 18, 2020, we entered into a Loan and Security Agreement with Western Alliance Bank (the
2020 Credit Facility”), which provides for a $120.0 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility matures on May 16, 2025. We have $0.3 million available for borrowings and $62.7 million of unused commitments under our 2020 Credit Facility, and we were in compliance with all financial and operating covenants related to the 2020 Credit Facility as of March 31, 2022.

We believe that our unrestricted cash of $14.4 million as of March 31, 2022 and cash flows from continuing operations will be sufficient to fund our planned operations through at least May 2023. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Form 10-K.

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

Except as disclosed in Note 2 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2022 as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2021 Form 10-K for the three months ended March 31, 2022

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2021 Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 25, 2022. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to such risk factors previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
10.1*	Offer Letter, by and between Tabula Rasa HealthCare, Inc. and Thomas Cancro, dated as of February 2, 2022				X
10.2*	Change in Control and Severance Agreement, dated as of February 24, 2022, by and between Thomas Cancro and Tabula Rasa HealthCare, Inc				X
10.3*	Form of Performance Stock Unit Award Agreement				X
10.4††	Master Services Agreement, by and between Tabula Rasa HealthCare, Inc. and Mphasis Corporation, dated as of August 30, 2021				X
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

X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase				X
101.DEF	Inline XBRL Definition Linkbase				X
101.LAB	Inline XBRL Label Linkbase				X
101.PRE	Inline XBRL Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2022, formatted in Inline XBRL (contained in Exhibit 101)				X

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

†† The Company has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish an unredacted copy of the Exhibit to the Securities and Exchange Commission upon its request

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: May 9, 2022	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2022	By:	/s/ ANDREA C. SPEERS
	Name:	Andrea C. Speers
	Title:	Chief Accounting Officer
(Principal Accounting Officer)