Form 10-Q
period 2022-06-30
Tabula Rasa HealthCare, Inc.
filed 2022-08-05
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the Registrant had 26,251,035 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$26,522	$9,395
Restricted cash	7,062	6,038
Accounts receivable, net of allowance of $103 and $110, respectively	20,324	21,405
Inventories	5,798	5,444
Prepaid expenses	3,534	3,812
Client claims receivable	14,419	11,257
Other current assets	25,021	18,033
Current assets of discontinued operations	163,624	14,511
Total current assets	266,304	89,895
Property and equipment, net	10,126	11,778
Operating lease right-of-use assets	14,656	16,323
Software development costs, net	31,275	29,254
Goodwill	115,323	115,323
Intangible assets, net	41,970	45,358
Other assets	4,814	3,929
Noncurrent assets of discontinued operations	—	187,558
Total assets	$484,468	$499,418

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Line of credit	$57,200	$—
Current operating lease liabilities	3,038	3,275
Accounts payable	15,802	8,870
Client claims payable	8,751	8,398
Accrued expenses and other liabilities	50,179	40,997
Current liabilities of discontinued operations	19,158	12,380
Total current liabilities	154,128	73,920
Line of credit	—	29,500
Long-term debt, net of discount of $3,646 and $5,701, respectively	231,626	319,299
Long-term debt - related party, net of discount of $1,391 and $0, respectively	88,337	—
Noncurrent operating lease liabilities	14,034	15,792
Deferred income tax liability, net	1,034	1,402
Other long-term liabilities	1,992	176
Noncurrent liabilities of discontinued operations	—	3,573
Total liabilities	491,151	443,662

Commitments and contingencies (Note 15)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 26,799,516 and 26,036,236 shares issued and 26,260,181 and 25,666,434 shares outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Treasury stock, at cost; 539,335 and 369,802 shares at June 30, 2022 and December 31, 2021, respectively	(4,292)	(4,292)
Additional paid-in capital	335,756	320,392
Accumulated deficit	(338,150)	(260,347)
Total stockholders’ equity (deficit)	(6,683)	55,756
Total liabilities and stockholders’ equity (deficit)	$484,468	$499,418

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$55,892	$46,858	$106,865	$88,700
Service revenue	16,705	17,439	32,842	34,375
Total revenue	72,597	64,297	139,707	123,075
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	43,384	35,064	82,936	66,421
Service cost	13,247	12,556	26,416	25,178
Total cost of revenue, exclusive of depreciation and amortization	56,631	47,620	109,352	91,599
Operating expenses:
Research and development	3,243	4,311	7,208	7,370
Sales and marketing	2,172	2,539	4,821	5,506
General and administrative	15,150	16,652	31,028	31,332
Long-lived asset impairment charge	—	—	4,062	—
Depreciation and amortization	5,489	4,980	11,231	9,781
Total operating expenses	26,054	28,482	58,350	53,989
Loss from operations	(10,088)	(11,805)	(27,995)	(22,513)
Interest expense, net	2,444	2,182	4,713	4,729
Loss from continuing operations before income taxes	(12,532)	(13,987)	(32,708)	(27,242)
Income tax expense	159	81	375	202
Net loss from continuing operations	(12,691)	(14,068)	(33,083)	(27,444)
Net loss from discontinued operations, net of tax	(36,919)	(7,013)	(44,720)	(13,129)
Net loss	$(49,610)	$(21,081)	$(77,803)	$(40,573)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.53)	$(0.60)	$(1.38)	$(1.19)
Net loss per share from discontinued operations, basic and diluted	(1.54)	(0.31)	(1.87)	(0.56)
Total net loss per share, basic and diluted	$(2.07)	$(0.91)	$(3.25)	$(1.75)

Weighted average common shares outstanding, basic and diluted	23,959,726	23,268,131	23,913,050	23,140,043

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756
Issuance of common stock awards	16,471	—	—	—	—	—	—
Issuance of restricted stock	297,434	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(138,882)	—	—	—	—
Exercise of stock options, net of shares withheld	11,646	—	—	—	60	—	60
Stock-based compensation expense	—	—	—	—	8,609	—	8,609
Net loss	—	—	—	—	—	(28,193)	(28,193)
Balance, March 31, 2022	26,361,787	3	(508,684)	(4,292)	329,061	(288,540)	36,232
Issuance of common stock awards	12,262	—	—	—	—	—	—
Issuance of restricted stock	424,540	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(30,542)	—	—	—	—
Exercise of stock options, net of shares withheld	927	—	(109)	—	3	—	3
Stock-based compensation expense	—	—	—	—	6,692	—	6,692
Net loss	—	—	—	—	—	(49,610)	(49,610)
Balance, June 30, 2022	26,799,516	$3	(539,335)	$(4,292)	$335,756	$(338,150)	$(6,683)

	Stockholders' Equity
	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2021	24,222,674	$2	(217,778)	$(4,018)	$352,445	$(179,900)	$168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	629,088	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(12,880)	—	—	—	—
Exercise of stock options, net of shares withheld	224,503	—	(6,218)	(274)	2,501	—	2,227
Stock-based compensation expense	—	—	—	—	8,602	—	8,602
Net loss	—	—	—	—	—	(19,492)	(19,492)
Balance, March 31, 2021	25,077,681	2	(236,876)	(4,292)	288,698	(200,784)	83,624
Issuance of restricted stock	120,598	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(22,913)	—	—	—	—
Exercise of stock options, net of shares withheld	84,396	—	—	—	885	—	885
Stock-based compensation expense	—	—	—	—	12,349	—	12,349
Net loss	—	—	—	—	—	(21,081)	(21,081)
Balance, June 30, 2021	25,282,675	$2	(259,789)	$(4,292)	$301,932	$(221,865)	$75,777

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(77,803)	$(40,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,562	23,244
Amortization of deferred financing costs and debt discount	939	1,172
Deferred taxes	(368)	263
Stock-based compensation	15,301	20,951
Acquisition-related contingent consideration paid	—	(67)
Impairment charges	40,510	—
Other noncash items	(54)	7

Changes in operating assets and liabilities:
Accounts receivable, net	2,979	(2,737)
Inventories	(354)	(605)
Prepaid expenses and other current assets	(7,916)	(3,811)
Client claims receivables	(3,162)	207
Other assets	(769)	(2,546)
Accounts payable	9,295	(926)
Accrued expenses and other liabilities	9,188	7,646
Client claims payables	353	(1,332)
Other long-term liabilities	2,139	7
Net cash provided by operating activities	8,840	900

Cash flows from investing activities:
Purchases of property and equipment	(471)	(970)
Software development costs	(17,870)	(14,011)
Net cash used in investing activities	(18,341)	(14,981)

Cash flows from financing activities:
Proceeds from exercise of stock options	60	3,082
Payments for debt financing costs	(350)	(8)
Borrowings on line of credit	27,700	12,500
Payment of acquisition-related notes payable	—	(13,000)
Payments of acquisition-related contingent consideration	—	(99)
Repayments of long-term debt and finance leases	—	(4)
Net cash provided by financing activities	27,410	2,471

Net increase (decrease) in cash and restricted cash	17,909	(11,610)
Cash and restricted cash, beginning of period	15,706	28,532
Cash and restricted cash, end of period (1)	$33,615	$16,922

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$2,693	$131
Cash paid for interest	$3,882	$3,398
Cash paid for taxes	$137	$47
Interest costs capitalized to software development costs	$202	$134

Reconciliation of cash and restricted cash:
Cash	$26,522	$11,421
Restricted cash	7,062	4,657
Cash from discontinued operations	31	844
Total cash and restricted cash	$33,615	$16,922

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the unaudited consolidated statements of cash flows include the results of continuing and discontinued operations. See Note 3 for discussion of discontinued operations.

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

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

(a)Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company’s interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)Cloud Computing Arrangements

Costs to implement cloud computing arrangements that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized implementation costs are amortized on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the service is ready for its intended use. As of June 30, 2022 and December 31, 2021, capitalized implementation costs of $1,045 and $747, respectively, were included in prepaid expenses, and $842 and $0, respectively, were included in other assets on the Company’s consolidated balance sheets. Accumulated amortization for these arrangements was $503 and $398 as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for the three months ended June 30, 2022 and 2021, was $52 and $53, respectively. Amortization expense for the six months ended June 30, 2022 and 2021, was $105 and $103, respectively.

(d)Vendor Financing Arrangements

On February 24, 2022, the Company expanded its existing relationship with a third-party service provider for business process outsourcing and technology services for its third-party administration services and electronic health records solutions. As a result, the third-party provider hired approximately 180 employees from the Company, hired to fill existing open positions and will augment with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115,300.

The arrangement includes extended payment terms for cloud computing implementation costs, internally developed software support, and business process support. In order to determine the present value of the commitment, the Company used an imputed interest rate of 9.5%, which is reflective of its estimated uncollateralized borrowing rate. As of June 30, 2022, the outstanding principal balance of the financing arrangement was $2,537 with an unamortized discount of $600, and was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheet. Imputed interest expense from the arrangement was $30 and $36 for the three and six months ended June 30, 2022, respectively.

(e)Concentrations of Credit Risk

The Company’s medication fulfillment services clients are sponsors of the federal Medicare Part D plan (prescription drug coverage plan) and, therefore, subject to the payment regulations established by the Centers for Medicare & Medicaid Services (“CMS”). Under CMS guidelines, Medicare Part D sponsors are required to remit payment for claims within 14 calendar days of the date on which an electronically submitted claim is received and within 30 days of the date on which non-electronically-submitted claims are received. The Company extends credit to clients based upon such terms, as well as management’s evaluation of creditworthiness, and generally collateral is not required.

The Company’s clients also include health plans, pharmacies, and other healthcare providers. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

As of June 30, 2022 and December 31, 2021, no clients represented more than 10% of net accounts receivable.

One client accounted for 16% and 13% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 17% and 14% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(f)Recent Accounting Pronouncements

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

On June 18, 2022 (the “Signing Date”), the Company and Tabula Rasa HealthCare Group, Inc., a wholly-owned subsidiary of the Company (the “Seller”), entered into an Asset Purchase Agreement (the “PW Purchase Agreement”), by and among the Company, Seller, and Transaction Data Systems, Inc. (“TDS”), pursuant to which Seller agreed to sell to TDS its unincorporated PrescribeWellness business division (the “PrescribeWellness Business”), the assets, properties, and rights that are primarily used or held for use in connection with the PrescribeWellness Business, and the KD Assets (as defined below). As consideration, TDS agreed to pay to Seller up to $140,000 in cash, of which $125,000 was to be paid upon consummation of the sale, subject to certain adjustments related to the net working capital of the PrescribeWellness Business, subject to certain customary post-closing adjustments. The additional $15,000 was contingent consideration that may be paid to Seller based upon the PrescribeWellness Business’s achievement of certain performance-based metrics during the fiscal years ending December 31, 2023 and 2024.

On the Signing Date and as a condition to TDS’s entry into the PW Purchase Agreement, Seller also entered into an asset purchase agreement (the “KD Purchase Agreement”) with karmadata, Inc., a Delaware corporation (“KD”), pursuant to which Seller agreed to purchase all of KD’s rights, title, and interests in and to certain intellectual property of KD that has historically been licensed to Seller, all intellectual property owned by KD that was developed or improved pursuant to that certain IP Development Agreement, by and between Seller and KD, dated as of December 1, 2016, as amended, and all authorization rights and claims or causes of action with respect to the foregoing (collectively, the “KD Assets”).

The foregoing descriptions of the PW Purchase Agreement and the KD Purchase Agreements are qualified in their entirety by reference to the terms of such agreements, which are included as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q.

As discussed in Note 18, on August 1, 2022, the Company completed the sale of the PrescribeWellness Business and the acquisition of the KD Assets.

The Company considers the sale of the DoseMe and SinfoníaRx businesses to be highly probable within one year.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

At June 30, 2022, the DoseMe, SinfoníaRx, and PrescribeWellness businesses comprised the majority of the Company’s MedWise HealthCare segment. The Company’s sale of PrescribeWellness, and plan of sale with respect to DoseMe and SinfoníaRx, represents a strategic business shift having a significant effect on the Company’s operations and financial results. As a result, the Company determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continue to meet the requirements as of June 30, 2022. Accordingly, unless otherwise indicated, the accompanying consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations.

During the three and six months ended June 30, 2022, as a result of the Company’s intention to sell the aforementioned businesses, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the carrying values of the net assets held for sale for the PrescribeWellness, SinfoníaRx, and DoseMe businesses did not exceed their fair values, less costs to sell. As a result, the Company recorded goodwill impairment charges of $17,532 related to the PrescribeWellness and SinfoníaRx businesses and $18,076 of impairment charges on the net assets held for sale related to the PrescribeWellness, SinfoníaRx, and DoseMe businesses for the three months ended June 30, 2022. For the six months ended June 30, 2022, the Company recorded goodwill impairment charges of $18,272 and impairment charges on the net assets held for sale of $18,176 related to the PrescribeWellness, SinfoníaRx, and DoseMe businesses.

The following table summarizes the results of operations of the DoseMe, SinfoníaRx, and PrescribeWellness businesses, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$16,961	$18,012	$33,456	$35,914
Cost of revenue, exclusive of depreciation and amortization	10,197	9,643	19,942	19,691
Operating expenses	8,761	15,330	22,354	29,222
Impairment charges	35,608	—	36,448	—
Loss from discontinued operations before income taxes	(37,605)	(6,961)	(45,288)	(12,999)
Income tax (benefit) expense	(686)	52	(568)	130
Net loss from discontinued operations, net of tax	$(36,919)	$(7,013)	$(44,720)	$(13,129)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the current and noncurrent assets and liabilities classified as discontinued operations on the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Cash	$31	$273
Accounts receivable, net	10,748	12,646
Prepaid expenses and other assets	2,940	1,592
Property and equipment, net	1,707	—
Operating lease right-of-use assets	4,984	—
Software development costs, net	20,012	—
Goodwill	37,240	—
Intangible assets, net	104,138	—
Impairment of carrying value	(18,176)	—
Total current assets of discontinued operations	$163,624	$14,511

Property and equipment, net	$—	$1,897
Operating lease right-of-use assets	—	4,730
Software development costs, net	—	15,940
Goodwill	—	55,512
Intangible assets, net	—	109,292
Other assets	—	187
Total noncurrent assets of discontinued operations	$—	$187,558

Operating lease liabilities	$4,785	$1,413
Accounts payable	6,671	4,308
Accrued expenses and other liabilities	7,702	6,659
Total current liabilities of discontinued operations	$19,158	$12,380

Noncurrent operating lease liabilities	—	$3,438
Other long-term liabilities	—	135
Total noncurrent liabilities of discontinued operations	$—	$3,573

The following table summarizes the significant operating non-cash items and investing activities of discontinued operations:

	Six Months Ended
	June 30,
	2022	2021
Depreciation and amortization	$7,331	$13,463
Impairment charges	36,448	—
Stock-based compensation	2,506	3,752
Purchases of property and equipment	(59)	(230)
Software development costs	(6,006)	(4,445)

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

CareVention HealthCare

PACE Product Revenue

The Company provides medication fulfillment pharmacy services to PACE organizations. While the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly or weekly, depending on whether the PACE organization is contracted with a pharmacy benefit manager, and is recognized when medications are delivered and control has passed to the client. At the time of delivery, the Company has performed substantially all of its performance obligations under its client contracts. The Company does not experience a significant level of returns or reshipments.

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

Software Subscription and Services

The Company provides software as a service (“SaaS”) solutions which allow for the identification of individuals with high medication-related risk and for optimizing medication therapy. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. Revenue for implementation and set-up services is generally recognized over the contract term as the software services are provided. The Company generally bills for the software services on a monthly basis.

Disaggregation of Revenue

In the following table, revenue is disaggregated by operating segment. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
CareVention HealthCare:
PACE product revenue	$55,892	$46,858	$106,865	$88,700
PACE solutions	15,853	14,347	31,188	28,266
	$71,745	$61,205	$138,053	$116,966
MedWise HealthCare:
Medication safety services	$774	$3,037	$1,493	$5,997
Software subscription and services	78	55	161	112
	$852	$3,092	$1,654	$6,109
Total revenue	$72,597	$64,297	$139,707	$123,075

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Contract assets	$22,043	$12,695
Contract liabilities	2,902	2,191

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

June 30,
2022
Contract assets:
Contract assets, beginning of period	$12,695
Decreases due to cash received	(10,627)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	2,915
Changes during the year, net of reclassifications to receivables	17,060
Contract assets, end of period	$22,043

Contract liabilities:
Contract liabilities, beginning of period	$2,191
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,810)
Increases due to cash received, excluding amounts recognized as revenue during the year	2,521
Contract liabilities, end of period	$2,902

During the six months ended June 30, 2021, the Company recognized $1,243 of revenue that was included in the December 31, 2020 contract liability balance of $1,982.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net loss from continuing operations	$(12,691)	$(14,068)	$(33,083)	$(27,444)
Net loss from discontinued operations	(36,919)	(7,013)	(44,720)	(13,129)
Net loss	$(49,610)	$(21,081)	$(77,803)	$(40,573)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	23,959,726	23,268,131	23,913,050	23,140,043

Net loss per share from continuing operations, basic and diluted	$(0.53)	$(0.60)	$(1.38)	$(1.19)
Net loss per share from discontinued operations, basic and diluted	(1.54)	(0.31)	(1.87)	(0.56)
Total net loss per share, basic and diluted	$(2.07)	$(0.91)	$(3.25)	$(1.75)

The following potential common shares, presented based on amounts outstanding as of June 30, 2022 and 2021, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	June 30,
	2022	2021
Stock options to purchase common stock	1,448,537	1,741,465
Unvested restricted stock and restricted stock units	2,324,497	1,658,481
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	4,646,393
	13,065,820	12,692,732

For the three and six months ended June 30, 2022 and 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above using the if-converted method.

For the three and six months ended June 30, 2022, shares related to the performance stock units were excluded from the table above, as the performance conditions were unmet as of June 30, 2022 (see Note 13).

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.     Other Current Assets

As of June 30, 2022 and December 31, 2021, other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Contract assets	$22,043	$12,695
Non-trade receivables	778	3,289
Other	2,200	2,049
Total other current assets	$25,021	$18,033

7.       Property and Equipment

Accumulated depreciation was $18,131 and $17,427 as of June 30, 2022 and December 31, 2021, respectively. Depreciation expense on property and equipment for the three months ended June 30, 2022 and 2021 was $1,214 and $900, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2022 and 2021 was $2,061 and $1,847, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which support its product and service contracts. These costs include third-party contractors and payroll for employees directly involved with the software development, including external direct costs of material and services, and interest expense related to the borrowings attributable to software development. As of June 30, 2022 and December 31, 2021, capitalized software costs consisted of the following:

	June 30, 2022	December 31, 2021
Software development costs	$46,750	$49,481
Less: accumulated amortization	(15,475)	(20,227)
Software development costs, net	$31,275	$29,254

Capitalized software development costs included above not yet subject to amortization	$8,379	$5,328

Amortization expense for the three months ended June 30, 2022 and 2021 was $2,581 and $2,165, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $5,781 and $4,103, respectively.

During the first quarter of 2022, the Company became aware of changes in circumstances impacting the future functionality of certain capitalized software development costs in the MedWise HealthCare segment and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired and, as a result, the Company used an income approach to measure the fair value of the assets and recognized non-cash impairment charges of $4,062 for the six months ended June 30, 2022. There were no identified circumstances that would impact the future functionality of capitalized software development costs during the three months ended June 30, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

9.      Goodwill and Intangible Assets

The Company’s goodwill as of June 30, 2022 and December 31, 2021 was $115,323, which relates to the Company’s CareVention HealthCare segment.

During the first and second quarters of 2022, the Company experienced a sustained decline in the market price of its common stock and determined that an indicator of impairment was present. The Company performed a quantitative goodwill impairment assessment as of June 30, 2022, estimating the fair value of the Company’s reporting unit using a market approach. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value, and, as a result, goodwill was not impaired as of June 30, 2022.

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2022
Trade names	2.9	$1,340	$(939)	$401
Client relationships	11.7	51,264	(13,306)	37,958
Non-competition agreements	5.0	1,640	(1,139)	501
Developed technology	6.2	14,720	(11,640)	3,080
Domain name	10.0	59	(29)	30
Total intangible assets		$69,023	$(27,053)	$41,970

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2021
Trade names	2.9	$1,340	$(853)	$487
Client relationships	11.7	51,264	(11,042)	40,222
Non-competition agreements	5.0	1,640	(975)	665
Developed technology	6.2	14,720	(10,768)	3,952
Domain name	10.0	59	(27)	32
Total intangible assets		$69,023	$(23,665)	$45,358

Amortization expense for intangible assets for the three months ended June 30, 2022 and 2021 was $1,695 and $1,915, respectively. Amortization expense for intangible assets for the six months ended June 30, 2022 and 2021 was $3,389 and $3,831, respectively.

The estimated amortization expense for the remainder of 2022 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2022 (July 1 – December 31)	$3,363
2023	6,162
2024	4,684
2025	4,466
2026	4,338
2027	4,271
Thereafter	14,686
Total estimated amortization expense	$41,970

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.       Accrued Expenses and Other Liabilities

As of June 30, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Employee related expenses	$5,442	$8,595
Contract liability	2,751	2,015
Customer deposits	904	904
Client funds obligations*	7,062	6,038
Contract labor	2,331	838
Interest	2,340	2,281
Vendor financing arrangements	96	—
Professional fees	1,438	1,327
Consideration payable to customer	24,587	15,971
Income and non-income taxes payable	45	15
Other expenses	3,183	3,013
Total accrued expenses and other liabilities	$50,179	$40,997

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

11.      Lines of Credit and Long-Term Debt

(a)    Lines of Credit

On December 18, 2020, the Company and its subsidiaries entered into a Loan and Security Agreement (the “2020 Credit Facility”), with Western Alliance Bank (“WAB”). The 2020 Credit Facility provided for a $120,000 secured revolving credit facility, with a $1,000 sublimit for cash management services and letters of credit and foreign exchange transactions.

Amounts under the 2020 Credit Facility could be borrowed, repaid, and re-borrowed from time to time until the maturity date on May 16, 2025, and were permitted to be used for, among other things, working capital and other general corporate purposes. Loans under the 2020 Credit Facility bore interest at a rate equal to the LIBOR rate plus 3.25%. In the event LIBOR for any applicable interest period was less than zero percent, then the LIBOR rate would have been determined as zero percent for such interest period. If LIBOR ceased to exist or was no longer available, then the interest rate would have been replaced with an alternate base rate and spread. The obligations under the 2020 Credit Facility were secured by all of the assets of the borrowers, subject to certain exceptions and exclusions as set forth in the 2020 Credit Facility.

The 2020 Credit Facility contained certain affirmative and negative covenants that were binding on the Company, including, but not limited to, restrictions (subject to specified exceptions and qualifications) on the Company’s ability to incur indebtedness, create liens, merge or consolidate, make dispositions, pay dividends or make distributions, make investments, pay any subordinated indebtedness, enter into certain transactions with affiliates, or make capital expenditures. In addition, the 2020 Credit Facility imposed certain financial covenants, including that the Company (i) maintain unrestricted cash balances with WAB, plus amounts available for draw under the 2020 Credit Facility of at least $10,000 at all times, and (ii) maintain a leverage ratio of less than 3.00:1.00, on a trailing twelve-month basis, measured quarterly. The 2020 Credit Facility defined amounts available for borrowing as three times the Company’s trailing twelve months EBITDA (as defined therein) less amounts outstanding under the 2020 Credit Facility.

The 2020 Credit Facility was subject to a commitment fee of 0.50% of the total commitment amount payable on the closing date, and 0.25% of the total commitment amount payable on each anniversary thereafter. Additionally, the 2020 Credit Facility was subject to an unused line fee.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of June 30, 2022, the Company had $57,200 outstanding under the 2020 Credit Facility, plus an outstanding letter of credit of $100 issued in connection with the Company’s lease agreement for its office space in Moorestown, New Jersey. The letter of credit renewed annually until its expiration in September 2027, and reduced amounts available under the 2020 Credit Facility. As discussed in Note 18, on August 1, 2022, the Company entered into payoff letter with WAB pursuant to which the Company voluntarily elected to pay all amounts outstanding under the 2020 Credit Facility and terminated the 2020 Credit Facility and all related loan documents.

As of June 30, 2022, the interest rate on the 2020 Credit Facility was 4.37% and the effective rate for the unused line fee was 0.35%. Interest expense on the 2020 Credit Facility was $637 and $1,097 for the three and six months ended June 30, 2022, respectively. As of June 30, 2021, the interest rate on the 2020 Credit Facility was 3.34% and the effective rate for the unused line fee was 0.45%. Interest expense on the 2020 Credit Facility was $267 and $528 for the three and six months ended June 30, 2021, respectively.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,534. The Company is amortizing the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over the term of the agreement. The Company amortized $138 and $275 to interest expense for the three and six months ended June 30, 2022, respectively, for deferred financing costs. The Company amortized $135 and $268 to interest expense during the three and six months ended June 30, 2021, respectively, for deferred financing costs. Deferred financing costs of $699 and $624, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The remaining balance of deferred financing costs will be amortized to interest expense during the third quarter of 2022 in connection with the termination of the 2020 Credit Facility as described in Note 18.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of June 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert had been met. Debt issuance costs related to the 2026 Notes of $9,372 are being amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended June 30, 2022, the Company recognized $1,755 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $333 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2022, the Company recognized $3,508 of interest expense related to the 2026 Notes, of which $2,844 was paid or accrued and $664 was non-cash accretion of the debt discounts recorded.

During the three months ended June 30, 2021, the Company recognized $1,747 of interest expense related to the 2026 Notes, of which $1,421 was paid or accrued, and $326 was non-cash accretion of the debt discounts recorded. During the six months ended June 30, 2021, the Company recognized $3,493 of interest expense related to the 2026 Notes, of which $2,843 was paid or accrued, and $650 was non-cash accretion of the debt discounts recorded. In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Notes had accrued on the 2026 Notes from and including February 17, 2020, but ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the six months ended June 30, 2021.

As of June 30, 2022, total accrued interest payable related to the 2026 Notes was $2,133, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes have a carrying value of $319,963 as of June 30, 2022. The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such 2026 Notes are within one year of maturity.

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

As of June 30, 2022, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Convertible senior subordinated notes	$235,272	$325,000
Convertible senior subordinated notes - related party	89,728	—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(5,037)	(5,701)
Total long-term debt, net	$319,963	$319,299

12.      Income Taxes

For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $159 and $81, respectively, which resulted in effective tax rates of (1.3%) and (0.6)%, respectively.

For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $375 and $202, respectively, which resulted in effective tax rates of (1.1%) and (0.7)%, respectively.

The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of the Company’s net deferred tax assets as of the end of the periods presented. As of June 30, 2022, the Company has recorded a full valuation allowance against its deferred tax assets. Accordingly, the tax benefit was limited due to unbenefited losses in the three and six months ended June 30, 2022 and 2021, respectively. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,283,321 shares on February 25, 2022. As of June 30, 2022, 1,817,777 shares were available for future grants under the 2016 Plan.

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

The following table summarizes the aggregate restricted stock award activity, inclusive of performance based restricted stock awards, and restricted stock unit activity under the 2016 Plan for the six months ended June 30, 2022.:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2021	2,196,566	$40.19
Granted	768,351	5.32
Vested	(456,774)	44.01
Forfeited	(169,424)	36.67
Outstanding at June 30, 2022	2,338,719	$28.24

The table above includes 14,222 restricted stock units which have vested but as of June 30, 2022, have not been issued.

For the three months ended June 30, 2022 and 2021, an aggregate of $5,681 and $10,124 of expense, respectively, was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards described below.

For the six months ended June 30, 2022 and 2021, an aggregate of $13,068 and $16,399 of expense, respectively, was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards as described below. As of June 30, 2022, there was unrecognized compensation expense of $44,394 related to unvested restricted stock awards and unvested restricted stock units, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.4 years.

Performance-Based Equity Awards

On May 4, 2020, pursuant to the 2016 Plan, the Board approved grants totaling 10,686 shares of restricted stock to an employee. The grants were recorded using a grant-date fair value of $56.14 per share which was based on the Company’s closing stock price on the grant date. The grants were subject to certain performance conditions for the two-year period ended March 2, 2022, which were not achieved. As a result, the grants expired, and no expense was recognized during the six months ended June 30, 2022.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. As of June 30, 2022, the number of Target Shares was 86,175 shares. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company did not recognize any stock-based compensation expense related to the performance stock units, resulting in no stock-based compensation expense for the three and six months ended June 30, 2022, as the achievement of the underlying performance targets was considered unlikely. During the six months ended June 30, 2022, 6,550 performance stock units expired. As of June 30, 2022, the maximum number of achievable performance stock units was 172,350 and the maximum unrecognized compensation expense was $7,606.

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

During the first quarter of 2022, the Board approved grants of stock awards to certain non-employee directors and employees pursuant to the 2016 Plan. The awards provided for the issuance of 16,471 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $5.57 per share. For the six months ended June 30, 2022, the Company recorded $92 of expense related to these stock awards.

During the second quarter of 2022, the Board approved grants of stock awards to certain non-employee directors pursuant to the 2016 Plan. The awards provided for the issuance of 12,262 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $3.64 per share. For the three months ended June 30, 2022, the Company recorded $45 of expense related to these stock awards.

Stock Options

The Company recorded $966 and $1,861 of stock-based compensation expense related to employee and non-employee director stock options for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $2,096 and $3,916 of stock-based compensation expense related to employee and non-employee stock options for the six months ended June 30, 2022 and 2021, respectively. The Company records forfeitures as they occur.

No grants for employee and non-employee stock options were made during the six months ended June 30, 2022. The table below sets forth the weighted average assumptions for employee grants during the six months ended June 30, 2021:

Six Months Ended
Valuation assumptions:	June 30, 2021
Expected volatility	58.57%
Expected term (years)	5.48
Risk-free interest rate	0.50%
Dividend yield	—

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The weighted average grant date fair value of employee options granted during the six months ended June 30, 2021 was $28.26 per share.

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2022:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2021	1,604,226	$29.90
Exercised	(12,573)	5.01
Forfeited	(143,116)	46.27
Outstanding at June 30, 2022	1,448,537	$28.49	4.9	$-
Options vested and expected to vest at June 30, 2022	1,448,537	$28.49	4.9	$-
Exercisable at June 30, 2022	1,379,541	$27.16	4.8	$-

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $2 and $10,601, respectively.

As of June 30, 2022, there was $2,057 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 0.6 years.

Cash received from option exercises for the six months ended June 30, 2022 and 2021 was $60 and $3,082, respectively.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue - product	$223	$337	$447	$596
Cost of revenue - service	570	898	1,471	1,748
Research and development	761	2,069	2,280	3,272
Sales and marketing	50	345	308	1,042
General and administrative	3,488	6,178	8,289	10,541
Discontinued operations	1,600	2,522	2,506	3,752
Total stock-based compensation expense	$6,692	$12,349	$15,301	$20,951

Employee Stock Purchase Plan

In February 2021, the Board, subject to stockholder approval, adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 annual meeting of stockholders in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of June 30, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

14.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, accrued expenses, vendor financing arrangements, line of credit, and long-term debt, which includes the Company’s convertible senior subordinated notes. The carrying values of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, and accrued expenses are representative of their fair values due to the relatively short-term nature of those instruments. Vendor financing arrangements are recorded at net carrying value, which approximates fair value. The outstanding principal balance of the line of credit is representative of its fair value due to it being variable-rate debt. See below for additional information on the Company’s convertible senior subordinated notes.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2022:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$319,963	$219,193

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

As of June 30, 2022 and December 31, 2021 the Company had $1,723 and $1,854, respectively, due to Thrifty Drug as a result of prescription drug purchases.

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

In June 2021, the Company entered into an updated agreement with its provider of hosting services. The agreement is effective June 3, 2021 and expires on April 28, 2024 and commits the Company to a minimum purchase obligation of $1,272 over the contract term. As of June 30, 2022, the Company had a remaining commitment of $802.

In August 2021, the Company entered into an agreement with a third party to provide information technology services. The agreement is effective November 1, 2021 and expires on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of June 30, 2022, the Company had a remaining commitment of $6,969.

In October 2021, the Company entered into an agreement with a provider for enterprise support services. The agreement is effective October 1, 2021 and expires on September 30, 2024. The three-year contract commits the Company to an obligation of $7,050 over the duration of the contract term. As of June 30, 2022, the Company had a remaining commitment of $5,159.

In November 2021, the Company entered into an agreement with a new provider for additional hosting services. The agreement is effective November 25, 2021 and expires on November 25, 2022 and commits the Company to a minimum purchase obligation of $1,598 over the contract term. As of June 30, 2022, the Company had a remaining commitment of $729.

16.    Segment Reporting

The Company operates its business through two segments. As discussed in Note 3 above, the divestiture of the PrescribeWellness business and the planned divestitures of the DoseMe and SinfoníaRx businesses, which collectively comprise the majority of the Company’s MedWise HealthCare segment, represent a strategic business shift in the Company’s operations. The Company determined that these businesses met the requirements of discontinued operations as of June 30, 2022, and as a result, are excluded from the Company’s segment reporting. The Company presents continuing operations of the remaining components of the MedWise HealthCare segment combined with its shared services.

The Company's chief operating decision maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance based upon financial information at the reportable segment level. Substantially all revenues are generated and substantially all tangible assets are held in the U.S.

CareVention HealthCare primarily provides services to PACE organizations that include medication fulfillment pharmacy services and PACE solutions, such as medication safety services, PBM solutions, and health plan management services.

MedWise HealthCare primarily generates revenues from medication safety services and software subscription solutions, which identify individuals with high medication-related risk and optimize medication therapy.

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

Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense, depreciation and amortization, impairment charges, settlement costs, business optimization expenses, severance costs, executive transition costs, divestiture-related expense, acquisition-related expense, and stock-based compensation expense. The Company considers settlement costs to include amounts payable by the Company or reductions to amounts owed to the Company as a result of a contractual settlement. The Company considers business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to its business optimization initiatives during 2022. The Company considers severance costs to include severance payments related to the realignment of its resources. The Company considers executive transition costs to include nonrecurring costs related to hiring and onboarding of new named executive officers. The Company considers divestiture-related expense to include nonrecurring direct transaction costs. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which are not indicative of each segment’s core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	Shared Services and Other	Consolidated
Revenue:
Three Months Ended June 30, 2022
Product revenue	$55,892	$—	$55,892
Service revenue
PACE solutions	15,853	—	15,853
Medication safety services	—	774	774
Software subscription and services	—	78	78
Total service revenue	15,853	852	16,705
Total revenue	$71,745	$852	$72,597

Three Months Ended June 30, 2021
Product revenue	$46,858	$—	$46,858
Service revenue
PACE solutions	14,347	—	14,347
Medication safety services	—	3,037	3,037
Software subscription and services	—	55	55
Total service revenue	14,347	3,092	17,439
Total revenue	$61,205	$3,092	$64,297

Six Months Ended June 30, 2022
Product revenue	$106,865	$—	$106,865
Service revenue
PACE solutions	31,188	—	31,188
Medication safety services	—	1,493	1,493
Software subscription and services	—	161	161
Total service revenue	31,188	1,654	32,842
Total revenue	$138,053	$1,654	$139,707

Six Months Ended June 30, 2021
Product revenue	$88,700	$—	$88,700
Service revenue
PACE solutions	28,266	—	28,266
Medication safety services	—	5,997	5,997
Software subscription and services	—	112	112
Total service revenue	28,266	6,109	34,375
Total revenue	$116,966	$6,109	$123,075

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	CareVention HealthCare	Shared Services and Other	Consolidated
Adjusted EBITDA (loss) from Continuing Operations:
Three Months Ended June 30, 2022
Adjusted EBITDA (loss)	$13,396	$(11,339)	$2,057

Three Months Ended June 30, 2021
Adjusted EBITDA (loss)	$14,059	$(10,796)	$3,263

Six Months Ended June 30, 2022
Adjusted EBITDA (loss)	$25,480	$(22,341)	$3,139

Six Months Ended June 30, 2021
Adjusted EBITDA (loss)	$26,969	$(22,123)	$4,846

The following table presents the Company’s reconciliation of the segments’ total Adjusted EBITDA to net loss as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA from Continuing Operations
Net loss	$(49,610)	$(21,081)	$(77,803)	$(40,573)
Add:
Interest expense, net	2,444	2,182	4,713	4,729
Income tax expense	159	81	375	202
Depreciation and amortization	5,489	4,980	11,231	9,781
Impairment charges	—	—	4,062	—
Business optimization expenses	—	—	787	—
Severance costs	—	162	575	162
Executive transition	150	—	150	—
Divestiture-related expense	1,414	—	1,534	—
Acquisition-related expense	—	99	—	217
Stock-based compensation expense	5,092	9,827	12,795	17,199
Loss from discontinued operations	36,919	7,013	44,720	13,129
Adjusted EBITDA from continuing operations	$2,057	$3,263	$3,139	$4,846
Adjusted EBITDA from discontinued operations	1,117	2,700	2,557	4,716
Total Adjusted EBITDA	$3,174	$5,963	$5,696	$9,562

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net Loss from Discontinued Operations, net of tax to Adjusted EBITDA from Discontinued Operations
Net loss from discontinued operations, net of tax	$(36,919)	$(7,013)	$(44,720)	$(13,129)
Add:
Income tax (benefit) expense	(686)	52	(568)	130
Depreciation and amortization	—	6,639	7,331	13,463
Impairment charges	35,608	—	36,448	—
Settlement	1,448	500	1,448	500
Divestiture-related expense	66	—	112	—
Stock-based compensation expense	1,600	2,522	2,506	3,752
Adjusted EBITDA from discontinued operations	$1,117	$2,700	$2,557	$4,716

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

17.    Related Party Transactions

The Company’s CareVention HealthCare segment provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Board. For the three months ended June 30, 2022 and 2021, $1,888 and $1,696, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations. For the six months ended June 30, 2022 and 2021, $3,647 and $3,155, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations, and $147 and $67 was included in accounts receivable, net, as of June 30, 2022 and December 31, 2021, respectively, on the Company’s consolidated balance sheets. The Company believes that these transactions are on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

As of June 30, 2022, a holder of the Company’s convertible senior subordinated notes became a significant stockholder. The stockholder held approximately $88,337 of the Company’s convertible senior subordinated notes, net of discount, which is presented on the Company’s consolidated balance sheet as of June 30, 2022. See Note 11 for more information on the Company’s convertible senior subordinated notes.

18.    Subsequent Events

a) Closing of Sale of PrescribeWellness Business

On August 1, 2022 (the “Closing Date”), the Company completed the sale of the PrescribeWellness Business and the acquisition of the KD Assets. At the closing, pursuant to the terms of the PW Purchase Agreement and as consideration for the transactions contemplated thereby, TDS paid to Seller approximately $125,000 in cash, subject to certain adjustments as forth in the PW Purchase Agreement.

(b) 2020 Credit Facility Payoff and Termination

Also on the Closing Date, the Company entered into an agreement with WAB with respect to the 2020 Credit Facility (the “Payoff Letter”), pursuant to which the Company voluntarily elected to pay all amounts outstanding under the 2020 Credit Facility and related loan documents (the “Repayment”) using cash on hand and proceeds from the sale of the PrescribeWellness Business. Accordingly, on the Closing Date, the Company paid a total of $57.4 million to WAB for the Repayment, and terminated the 2020 Credit Facility and related loan documents (the “Termination”). The

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company did not incur any prepayment or early termination penalties in connection with either the Repayment or the Termination. Upon the Termination and in connection with the Repayment Letter, all security interests and pledges granted to the secured parties thereunder were terminated and released.

(c) Rights Plan Adoption

On July 25, 2022, the Board approved and adopted a Rights Agreement, dated as of July 25, 2022 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”). Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock. The Rights are distributable to stockholders of record as of the close of business on August 5, 2022. See Exhibit 4.1 as filed with Form 8-K on July 26, 2022, incorporated by reference on this Quarterly Report on Form 10-Q, for additional information.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, without limitation, our future plans, objectives, expectations, intentions, the sale of the PrescribeWellness business and the potential sales of the SinfoníaRx and DoseMe businesses of the Company and the timing and benefits thereof, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: (i) the impacts of the current COVID-19 pandemic and other health epidemics; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the healthcare industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (vii) our ability to maintain relationships with a specified drug wholesaler; (viii) increasing consolidation in the healthcare industry; (ix) managing our growth effectively; (x) fluctuations in operating results; (xi) our ability to manage our cash flows; (xii) failure or disruption of our information technology and security systems; (xiii) dependence on our senior management and key employees; (xiv) our future indebtedness and our ability to obtain additional financing, reduce expenses, or generate funds when necessary; (xv) macroeconomic conditions, including the impact of inflation, on our business and operations; (xvi) risks related to actions of activist stockholders; (xvii) our ability to execute on our planned divestitures of our SinfoníaRx and DoseMe businesses, the costs associated therewith, and risks related to diverting management’s attention from the Company’s ongoing business operations; (xviii) risks related to the volatility in our stock price; and (xix) the risks described in Part I, Item 1A of our 2021 Form 10-K and our other filings and reports filed with or furnished to the Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Our largest CareVention HealthCare revenue offering is our medication fulfillment services, which is built around our novel and proprietary MedWise® technology, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and adherence packaging services utilize MedWise technology to reduce medication-related risk for the high-cost, high-risk PACE population. The CareVention HealthCare suite of offerings also includes risk adjustment services, pharmacy benefit management (“PBM”) solutions, cloud-based electronic health records (“EHR”) solutions, and third-party administration services, which are all specifically tailored to the PACE market. Our CareVention HealthCare segment serves more than 150 healthcare organizations.

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

On June 18, 2022 (the “Signing Date”), we entered into an Asset Purchase Agreement (the “PW Purchase Agreement”), by and among our Company, Tabula Rasa HealthCare Group, Inc., a wholly owned subsidiary of the Company (the “Seller”), and Transaction Data Systems, Inc. (“TDS”), a leading provider of pharmacy-focused, patient-centric solutions, pursuant to which Seller agreed to sell to TDS its unincorporated PrescribeWellness business division (the “PrescribeWellness Business”), the assets, properties, and rights that are primarily used or held for use in connection with the PrescribeWellness Business, and the KD Assets (as defined below) for an all-cash purchase price of up to $140 million in cash. On the Signing Date and as a condition to TDS’s entry into the PW Purchase Agreement, Seller also entered into an asset purchase agreement (the “KD Purchase Agreement”) with karmadata, Inc., a Delaware corporation (“KD”), pursuant to which Seller agreed to purchase all of KD’s rights, title, and interests in and to certain intellectual property of KD that has historically been licensed to Seller, all intellectual property owned by KD that was developed or improved pursuant to that certain IP Development Agreement, by and between Seller and KD, dated as of December 1, 2016, as amended, and all authorization rights and claims or causes of action with respect to the foregoing (collectively, the “KD Assets”).

On August 1, 2022, we completed the sale of the PrescribeWellness Business and the acquisition of the KD Assets. In connection with the closing, we received $125 million in cash, excluding certain adjustments related to the net working capital of the PrescribeWellness Business, and may receive up to an additional $15 million contingent upon the PrescribeWellness Business’s achievement of certain performance-based metrics during the fiscal years ending December 31, 2023 and 2024.

On the Signing Date, we also announced a strategic partnership to offer our proprietary MedWise® Science, an accumulative, simultaneous, multi-drug analysis tool that identifies medication related risk, into TDS’s pharmacy management systems upon the consummation of the transaction.

The DoseMe, SinfoníaRx, and PrescribeWellness businesses collectively comprised the majority of our MedWise HealthCare segment. Our sale of the PrescribeWellness business and plans to sell the DoseMe and SinfoníaRx businesses represent a strategic business shift having a significant effect on our Company’s operations and financial results. As a result, we determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet such requirements as of June 30, 2022. Accordingly, the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations. We present continuing operations of the remaining components of our MedWise HealthCare segment combined with our shared services.

The continuing operations of the remaining components of our MedWise HealthCare segment promote medication safety and adherence to improve patient outcomes and reduce healthcare costs. The MedWise HealthCare segment revenue model is primarily based on payments on a PMPM basis, payments on a subscription basis, and payments on a fee-for-service basis for each medication safety review and clinical assessment completed.

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

	Three Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Revenues from continuing operations	$72,597	$64,297	$8,300	13%
Net loss from continuing operations	(12,691)	(14,068)	1,377	10
Adjusted EBITDA from continuing operations	2,057	3,263	(1,206)	(37)

	Six Months Ended
	June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Revenues from continuing operations	$139,707	$123,075	$16,632	14%
Net loss from continuing operations	(33,083)	(27,444)	(5,639)	(21)
Adjusted EBITDA from continuing operations	3,139	4,846	(1,707)	(35)

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

Divestitures of Non-Core Businesses

As described above, on August 1, 2022 we completed the sale of the PrescribeWellness Business and have commenced plans to sell the DoseMe and SinfoníaRx businesses. We anticipate that proceeds from these divestitures will provide the Company the financial flexibility to optimize our capital structure, including significantly reducing net debt and increasing liquidity, as well as to focus on our core value-based care business including our offerings targeted at the PACE market and our MedWise science.

We anticipate that proceeds from such divestitures will provide our Company the financial flexibility to optimize our capital structure, including significantly reducing net debt and increasing liquidity, as well as to focus on our core value-based care business, including our offerings targeted at the PACE market and our MedWise Science and care platforms.

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

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended June 30, 2022 and 2021, product revenue represented 77% and 73% of our total revenue, respectively, and service revenue represented 23% and 27% of our total revenue, respectively. For the six months ended June 30, 2022 and 2021, product revenue represented 77% and 72% of our total revenue, respectively, and service revenue represented 23% and 28% of our total revenue, respectively.

CareVention HealthCare

PACE Product Revenue

We provide medication fulfillment pharmacy services to PACE organizations. While the majority of medications are routinely filled in order to treat chronic conditions, the mix and quantity of medications can vary. Revenue from medication fulfillment services is generally billed monthly or weekly, depending on whether the PACE organization is contracted with a pharmacy benefit manager, and is recognized when medications are delivered and control has passed to the client. At the time of delivery, we have performed substantially all our performance obligations under our client contracts. We do not experience a significant level of returns or reshipments.

PACE Solutions

We provide medication safety services and health plan management services to PACE organizations. These services primarily include medication safety services, risk adjustment services, PBM solutions, EHR solutions, and third-party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed on a PMPM basis, a fee for each claim adjudicated, and subscription fees. These fees are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

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

Software Subscription and Services

We provide software as a service (“SaaS”) solutions, which allow for the identification of individuals with high medication-related risk. Revenues related to these software services primarily consist of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set-up services is generally recognized over the contract term as the software services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense, which for the three months ended June 30, 2022 and 2021, represented 80% and 81%, respectively, of our total product costs. For the six months ended June 30, 2022 and 2021, medication costs represented 81% and 80%, respectively, of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation for personnel; technology expenses; direct overhead expenses; and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

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

We expect our sales and marketing expenses to fluctuate in the near term, in connection with the sale of the PrescribeWellness business and as we complete the sales of the SinfoníaRx and DoseMe businesses and refocus on our core business, but decrease as a percentage of revenue in the long term.

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

We expect that our general and administrative expenses will fluctuate in the near term, in connection with the sale of the PrescribeWellness business and as we complete the sales of the SinfoníaRx and DoseMe businesses and refocus on our core business, but decrease as a percentage of revenue in the long term.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our convertible senior subordinated notes (the “2026 Notes”), our Loan and Security Agreement with Western Alliance Bank (the “2020 Credit Facility”), and the promissory notes related to the purchase consideration for the acquisition of Personica, LLC. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements and imputed interest.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Product revenue	$55,892	$46,858	$9,034	19%	$106,865	$88,700	$18,165	20%
Service revenue	16,705	17,439	(734)	(4)	32,842	34,375	(1,533)	(4)
Total revenue	72,597	64,297	8,300	13	139,707	123,075	16,632	14
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	43,384	35,064	8,320	24	82,936	66,421	16,515	25
Service cost	13,247	12,556	691	6	26,416	25,178	1,238	5
Total cost of revenue, exclusive of depreciation and amortization	56,631	47,620	9,011	19	109,352	91,599	17,753	19
Operating expenses:
Research and development	3,243	4,311	(1,068)	(25)	7,208	7,370	(162)	(2)
Sales and marketing	2,172	2,539	(367)	(14)	4,821	5,506	(685)	(12)
General and administrative	15,150	16,652	(1,502)	(9)	31,028	31,332	(304)	(1)
Long-lived asset impairment charge	—	—	—	—	4,062	—	4,062	nm
Depreciation and amortization	5,489	4,980	509	10	11,231	9,781	1,450	15
Total operating expenses	26,054	28,482	(2,428)	(9)	58,350	53,989	4,361	8
Loss from operations	(10,088)	(11,805)	1,717	15	(27,995)	(22,513)	(5,482)	(24)
Interest expense, net	2,444	2,182	262	12	4,713	4,729	(16)	—
Loss from continuing operations before income taxes	(12,532)	(13,987)	1,455	10	(32,708)	(27,242)	(5,466)	(20)
Income tax expense	159	81	78	96	375	202	173	86
Net loss from continuing operations	(12,691)	(14,068)	1,377	10	(33,083)	(27,444)	(5,639)	(21)
Net loss from discontinued operations, net of tax	(36,919)	(7,013)	(29,906)	(426)	(44,720)	(13,129)	(31,591)	(241)
Net loss	$(49,610)	$(21,081)	$(28,529)	(135)	$(77,803)	$(40,573)	$(37,230)	(92)

nm= not meaningful

Comparison of the Three Months Ended June 30, 2022 and 2021 (Continuing Operations)

Product Revenue

Product revenue increased $9.0 million, or 19%, to $55.9 million for the three months ended June 30, 2022, as compared to the same period in 2021. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $6.3 million to the increase. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $1.7 million to the increase as a result of amended client agreements. New CareVention HealthCare clients that started services after the end of the second quarter in 2021 contributed $1.1 million to the increase.

Service Revenue

Service revenue decreased $0.7 million, or 4%, to $16.7 million for the three months ended June 30, 2022, as compared to the same period in 2021.

Medication safety services revenue decreased $2.2 million, or 75%, during the three months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily due to the conclusion of the Enhanced Medication Therapy Management (“EMTM”) pilot program on December 31, 2021. As a result, no revenues related to the EMTM program were recognized after December 31, 2021.

The decrease in medication safety services was partially offset by an increase in CareVention HealthCare PACE solutions revenue of approximately $1.5 million, or 10%, to $15.9 million for the three months ended June 30, 2022, as compared to the same period in 2021. The increase was attributable to the addition of new clients and growth with existing clients since the second quarter of 2021, primarily within our PBM solutions, third-party administration services and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $8.3 million, or 24%, to $43.4 million for the three months ended June 30, 2022, as compared to the same period in 2021. Increased medication volume from growth in the number of patients served by our customers contributed approximately $4.9 million to the change, of which $0.6 million was attributable to new clients. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $1.7 million to the increase as a result of amended client agreements. The increase in cost of product revenue was also due to a $1.2 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to an increase in employee compensation costs, including stock-based compensation, due to an increase in employee headcount.

Cost of Service Revenue

Cost of service revenue increased $0.7 million, or 6%, to $13.2 million for the three months ended June 30, 2022, as compared to the same period in 2021. The increase is primarily comprised of $3.1 million of costs related to a new vendor arrangement for business process support and technology services and an increase in information technology expenses of $0.2 million. These increases were partially offset by a $2.1 million reduction in employee compensation costs, including stock-based compensation, for the employees hired by the third-party provider and a $0.7 million reduction in resources contracted to deliver medication safety services due to the conclusion of the EMTM program on December 31, 2021.

Research and Development Expenses

Research and development expenses decreased $1.1 million, or 25%, to $3.2 million for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily related to a $1.3 million decrease in stock-based compensation expense as a result of fewer grants during 2022 compared to 2021. This decrease was partially offset by an aggregate $0.2 million increase in professional consulting fees and investment in information technology.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 14%, to $2.2 million for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily attributable to a $0.3 million decrease in stock-based compensation expense and a $0.1 million decrease in professional consulting services related to executing our branding and marketing strategies.

General and Administrative Expenses

General and administrative expenses decreased $1.5 million, or 9%, to $15.2 million for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily attributable to a $3.2 million decrease in employee compensation costs compared to 2021, of which $2.5 million relates to a decrease in stock-based compensation expense. The decrease was primarily due to a decrease in employee headcount as a result of the Company’s business optimization initiatives to outsource enterprise support services. The decrease in general and administrative expenses was partially offset by $1.4 million of divestiture related costs and a $0.7 million increase in professional services, primarily related to a new provider of enterprise support services we engaged during the fourth quarter of 2021 as part of the business optimization initiative referenced above.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.5 million, or 10%, to $5.5 million for the three months ended June 30, 2022, as compared to the same period in 2021. This increase was primarily due to a $0.5 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the second quarter in 2021 to support our business.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $2.4 million, an increase of $0.3 million, or 12%, as compared to the same period in 2021. The increase is primarily attributable to a $0.4 million increase in interest expense on the 2020 Credit Facility, partially offset by the full satisfaction of the acquisition-related notes payable in October 2021 related to the October 2020 acquisition of Personica, LLC. Approximately $0.1 million of interest expense was recognized for the three months ended June 30, 2021 related to the acquisition-related notes payable.

Income Taxes

For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $0.2 million and $0.1 million, respectively, which resulted in effective tax rates of (1.3%) and (0.6%), respectively. Income tax expense is primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of June 30, 2022 and 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended June 30, 2022 and 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Net Loss from Discontinued Operations, Net of Tax

As of June 30, 2022, we determined that the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively, continued to meet the held-for-sale criteria and, as such, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations in the consolidated financial statements. Net loss from discontinued operations, net of tax, was $36.9 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Six Months Ended June 30, 2022 and 2021 (Continuing Operations)

Product Revenue

Product revenue increased $18.2 million, or 20%, to $106.9 million for the six months ended June 30, 2022, as compared to the same period in 2021. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $12.0 million to the increase. Medications dispensed on behalf of CareVention HealthCare by our community pharmacy network increased $4.7 million resulting from amended client agreements. In addition, new CareVention HealthCare clients that started services after the end of the second quarter in 2021 contributed $1.5 million to the increase in product revenue during 2022.

Service Revenue

Service revenue decreased $1.5 million, or 4%, to $32.8 million for the six months ended June 30, 2022, as compared to the same period in 2021.

Medication safety services revenue decreased $4.5 million, or 75%, during the six months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily due to the conclusion of the EMTM pilot program on December 31, 2021. As a result, no revenues related to the EMTM program were recognized after December 31, 2021.

The decrease in medication safety services was partially offset by a $2.9 million, or 10%, increase in CareVention HealthCare PACE solutions revenue to $31.2 million for the six months ended June 30, 2022, as compared to the same period in 2021. The increase was attributable to the addition of new clients and growth with existing clients since the second quarter of 2021, primarily within our PBM solutions, third-party administration services, and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $16.5 million, or 25%, to $82.9 million for the six months ended June 30, 2022, as compared to the same period in 2021. Increased medication volume from growth in the number of patients served by our customers contributed approximately $9.0 million to the change, of which new clients contributed $0.8 million. Medications dispensed by our community pharmacy network on behalf of CareVention HealthCare contributed $4.7 million to the increase as a result of amended client agreements. The increase in cost of product revenue was also due to a $2.0 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled. The remaining increase in cost of product revenue was primarily attributable to an increase in employee compensation costs, including stock-based compensation, due to an increase in employee headcount, and investments in information technology spend.

Cost of Service Revenue

Cost of service revenue increased $1.2 million, or 5%, to $26.4 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily comprised of $4.4 million of costs related to a new vendor arrangement for business process support and technology services and an increase in information technology expenses of $0.6 million. These increases were offset by a $2.9 million reduction in employee compensation costs, including stock-based compensation, for the employees hired by the third-party provider and a $1.1 million reduction in resources contracted to deliver medication safety services due to the conclusion of the EMTM program on December 31, 2021.

Research and Development Expenses

Research and development expenses decreased $0.2 million, or 2%, to $7.2 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily attributable to a $1.3 million decrease in employee compensation costs compared to 2021, of which $1.0 million related to a decrease in stock-based compensation expense. The decrease in research and development expenses was partially offset by investments in information technology spend of $0.4 million and $0.4 million of expenses related to non-recurring business optimization initiatives during 2022, specifically efforts associated with consolidating our electronic health records solutions platforms. The remaining increase was primarily attributable to expenses incurred to terminate a long-term lease and professional consulting services.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.7 million, or 12%, to $4.8 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily attributable to a $1.0 million decrease in employee compensation costs, of which $0.7 million related to a decrease in stock-based compensation expense, compared to 2021. This decrease was partially offset by an aggregate increase of $0.3 million in conference related travel expenses and professional consulting services related to executing our branding and marketing strategies.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 1%, to $31.0 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease was primarily attributable to a $3.9 million decrease in employee compensation costs, of which $2.1 million related to a decrease in stock-based compensation expense compared to 2021. The decrease in employee costs was primarily due to a decrease in employee headcount as a result of the Company’s business optimization initiative to outsource enterprise support services. The decrease in general and administrative expenses were partially offset by a $1.8 million increase in professional services, primarily related to a new provider of enterprise support services we engaged during the fourth quarter of 2021 as part of the business optimization initiative previously referenced. The increase in general and administrative expenses also included $1.5 million of divestiture-related costs and an increase in severance expense of $0.5 million in 2022.

Long-Lived Asset Impairment Charge

During the six months ended June 30, 2022, we recorded a $4.1 million long-lived asset impairment charge related to certain capitalized software development costs. During the first quarter of 2022, we became aware of changes in circumstances impacting the future application of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, we recognized an impairment loss equal to $4.1 million for the six months ended June 30, 2022. We did not record any long-lived asset impairment charges in 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.4 million, or 15%, to $11.2 million for the six months ended June 30, 2022 from $9.8 million for the six months ended June 30, 2021. This increase was due to a $1.7 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the second quarter of 2021 to support our business. This increase was partially offset by a decrease in amortization expense of $0.4 million primarily due to definite-lived intangible assets which have been fully amortized since the end of the first quarter in 2021.

Interest Expense

Interest expense decreased slightly to approximately $4.7 million for the six months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily attributable to the full satisfaction of the acquisition-related notes payable in October 2021 related to the October 2020 acquisition of Personica, LLC. Approximately $0.4 million of interest expense was recognized for the six months ended June 30, 2021 related to the acquisition-related notes payable. This decrease was partially offset by a $0.5 million increase in interest expense on the 2020 Credit Facility.

Income Taxes

For the six months ended June 30, 2022 and 2021, we recorded income tax expense of $0.4 million and $0.2 million, respectively, which resulted in effective tax rates of (1.1%) and (0.7%), respectively. Income tax expense is primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of our net deferred tax assets as of June 30, 2022 and 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the six months ended June 30, 2022 and 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Net Loss from Discontinued Operations, Net of Tax

As of June 30, 2022, we determined that the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively, met the held-for-sale criteria and, as such, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations in the consolidated financial statements. Net loss from discontinued operations, net of tax, was $44.7 million and $13.1 million for the six months ended June 30, 2022 and 2021, respectively. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, income tax expense, depreciation and amortization, impairment charges, settlement costs, business optimization expenses, severance costs, executive transition costs, divestiture-related expense, acquisition-related expense, and stock-based compensation expense. We consider settlement costs to include amounts payable by us or reductions to amounts owed to us a result of a contractual settlement. We consider business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to our business optimization initiatives during 2022. We consider severance costs to include severance payments related to the realignment of our resources. We consider executive transition costs to include nonrecurring costs related to hiring and onboarding of new named executive officers. We consider divestiture-related expense to include nonrecurring direct transaction costs. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs. We present Adjusted EBITDA because it is one of the measures used by our management and Board of Directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors’ understanding of our operating performance and cash flows. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance.

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

The following is a reconciliation of Adjusted EBITDA to our net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(49,610)	$(21,081)	$(77,803)	$(40,573)
Add:
Interest expense, net	2,444	2,182	4,713	4,729
Income tax expense	(527)	133	(193)	332
Depreciation and amortization	5,489	11,619	18,562	23,244
Impairment charges	35,608	—	40,510	—
Settlement	1,448	500	1,448	500
Business optimization expenses	—	—	787	—
Severance costs	—	162	575	162
Executive transition	150	—	150	—
Divestiture-related expense	1,480	—	1,646	—
Acquisition-related expense	—	99	—	217
Stock-based compensation expense	6,692	12,349	15,301	20,951
Adjusted EBITDA (1)	$3,174	$5,963	$5,696	$9,562

(1)	The financial results and Adjusted EBITDA related to discontinued operations have not been segregated. The table above includes the results of continuing and discontinued operations. See Note 3 and Note 16 in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of discontinued operations and segment reporting for continuing operations, respectively.

Liquidity and Capital Resources

We incurred a net loss of $77.8 million and $40.6 million for the six months ended June 30, 2022 and 2021, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, and debt service obligations. We have funded our operations, working capital needs, and investments with cash generated through operations, issuance of stock, and borrowings under the 2020 Credit Facility. At June 30, 2022, we had unrestricted cash of $26.5 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$8,840	$900
Net cash used in investing activities	(18,341)	(14,981)
Net cash provided by financing activities	27,410	2,471
Net increase (decrease) in cash and restricted cash (1)	$17,909	$(11,610)

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in the notes to the consolidated financial statements as reported in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2022 and consisted of our net loss of $77.8 million offset by changes in our operating assets and liabilities totaling $11.8 million and the addition of noncash items of $74.9 million. The noncash items primarily included $40.5 million of impairment charges primarily related to our long-lived assets and goodwill, $18.6 million of depreciation and amortization expense, $15.3 million of stock-based compensation expense, and $0.9 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, partially offset by a $0.4 million change in net deferred taxes. The change in operating assets and liabilities was primarily due to an increase in accounts payable, an increase in accrued expenses and other liabilities, and other long-term liabilities, and a decrease in accounts receivable, which were partially offset by an increase in prepaid expenses and other current assets and client claims receivable. The increase in accounts payable and accrued expenses and other liabilities was primarily due to the timing of vendor payments and an increase in consideration payable to customers of our PBM solutions. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions.

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2021 and consisted primarily of our net loss of $40.6 million and changes in our operating assets and liabilities totaling $4.1 million, offset by the addition of noncash items of $45.6 million. The noncash items primarily included $23.2 million of depreciation and amortization expense, $21.0 million of stock-based compensation expense, $1.2 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $0.3 million change in net deferred taxes, offset by acquisition-related contingent consideration paid of $0.1 million related to the acquisition of Cognify in 2018. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets, an increase in other assets, and an increase in accounts receivable. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The increase in other assets was primarily due to an increase in nontrade receivables, and the increase in accounts receivable was primarily due to revenue growth within our CareVention HealthCare segment The change in operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities was $18.3 million for the six months ended June 30, 2022 and included $17.9 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $0.5 million in purchases of property and equipment to support our operations.

Net cash used in investing activities was $15.0 million for the six months ended June 30, 2021, which included $14.0 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $1.0 million in purchases of property and equipment primarily to support technology-related needs and infrastructure at our pharmacies, call center locations, and Moorestown, New Jersey headquarters, and improvements for our office space in Eden Prairie, Minnesota to support our health plan management services.

Financing Activities

Net cash provided by financing activities was $27.4 million for the six months ended June 30, 2022 and consisted of $27.7 million of borrowings on our 2020 Credit Facility to support business operations and initiatives, and $0.1 million of proceeds received from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2022 was partially offset by $0.4 million of payments of debt financing costs.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2021 and included $12.5 million of borrowings on our 2020 Credit Facility to fund the repayment of the first and second promissory notes in connection with the October 2020 acquisition of Personica, LLC and $3.1 million of proceeds received from the exercise of stock options. Net cash provided by financing activities was partially offset by repayments of $13.0 million related to the first and second promissory notes in connection with the Personica, LLC acquisition and $0.1 million for the final payment of the contingent purchase price consideration in connection with the 2018 acquisition of the Cognify business.

Funding Requirements

On December 18, 2020, we entered into a Loan and Security Agreement (the “2020 Credit Facility”) with Western Alliance Bank (“WAB”), which provided for a $120.0 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility was scheduled to mature on May 16, 2025. We had $62.7 million of unused commitments under our 2020 Credit Facility as of June 30, 2022.

On August 1, 2022, the Company entered into an agreement with WAB with respect to the 2020 Credit Facility (the “Payoff Letter”), pursuant to which the Company voluntarily elected to pay all amounts outstanding under the 2020 Credit Facility and related loan documents (the “Repayment”) using cash on hand and proceeds from the sale of PrescribeWellness Business. Accordingly, on August 1, 2022, the Company paid a total of $57.4 million to WAB for the Repayment, and terminated the 2020 Credit Facility and related loan documents.

We believe that our unrestricted cash of $26.5 million as of June 30, 2022, proceeds from the sale of the PrescribeWellness Business, and cash flows from continuing operations will be sufficient to fund our planned operations through at least August 2023. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

During the three and six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Form 10-K.

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

Except as disclosed in Note 2 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and six months ended June 30, 2022 as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2021 Form 10-K, for the three and six months ended June 30, 2022.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2021 Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 25, 2022. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Except as set forth below, there have been no material changes to such risk factors previously disclosed in our 2021 Form 10-K.

Actions of activist stockholders against us could be disruptive and costly. The possibility that activist stockholders may wage proxy contests or seek representation on our Board could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.

On June 1, 2022, Indaba Capital Management, L.P., IC GP, LLC, and Derek C. Schrier (collectively, “Indaba”) jointly filed a statement on Schedule 13D to report that Indaba had purchased 5,169,024 shares of our common stock, representing approximately 19.99% of our issued and outstanding shares. As of July 28, 2022, Indaba had reported through the filing of an amended Schedule 13D (the “Amended 13D”) that Indaba has acquired an aggregate amount of 6,521,578 shares of our common stock, representing approximately 25.23% of our issued and outstanding shares. The Amended 13D also reported that Indaba had delivered a letter to our corporate secretary demanding the inspection of certain books and records pursuant to Section 220 of the Delaware General Corporation Law.

Activist stockholders such as Indaba may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how our company is governed. Our Board and management team strive to maintain constructive, ongoing communications with our stockholders, including Indaba, and welcomes their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our Board or changes in our strategic direction could have an adverse effect on us because:

●	Responding to actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

●	Perceived uncertainties as to our future direction as a result of changes to the composition of our Board or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities, cause concern for our client base, and make it more difficult to attract and retain qualified personnel and business partners;

●	These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

●	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

Our stockholder rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On July 25, 2022, our Board approved and adopted a Rights Agreement, dated as of July 25, 2022 (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of our common stock (the “Common Shares”). The Rights are distributable to stockholders of record as of the close of business on August 5, 2022 (the “Record Date”). One Right also will be issued together with each Common Share issued by the Company after the Record Date, but before the Distribution Date (as defined in the Rights Agreement) (or the earlier redemption or expiration of the Rights) and, in certain circumstances, after the Distribution Date.

Generally, the Rights Agreement works by causing substantial dilution to any person or group that acquires beneficial ownership of ten percent (10%) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender, or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender, or exchange offer or other business combination approved by the Board. The Rights Agreement also does not prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The description and terms of the Rights are set forth in the Rights Agreement, which has previously been filed as an exhibit to our public reports.

As discussed above, the Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Tabula Rasa HealthCare, Inc.	8-K	7/26/2022	3.1
3.3	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Rights Agreement, dated as of July 25, 2022, by and between Tabula Rasa HealthCare, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	7/26/2022	4.1
10.1*	Sixth Amendment to Restricted Stock Agreement (Calvin Knowlton)	8-K	5/18/2022	10.1
10.2*	Sixth Amendment to Restricted Stock Agreement (Orsula Knowlton)	8-K	5/18/2022	10.2
10.3††	Asset Purchase Agreement, by and among Tabula Rasa HealthCare Group, Inc., Transaction Data Systems, Inc., and Tabula Rasa HealthCare, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.1
10.4††	Asset Purchase Agreement, by and between Tabula Rasa HealthCare Group, Inc., and karmadata, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.2
10.5	Form of Restricted Stock Agreement				X
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

					X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase				X
101.DEF	Inline XBRL Definition Linkbase				X
101.LAB	Inline XBRL Label Linkbase				X
101.PRE	Inline XBRL Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)				X

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

†† Certain of the exhibits and schedules to this exhibit are omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TABULA RASA HEALTHCARE, INC.

Date: August 5, 2022	By:	/s/ DR. CALVIN H. KNOWLTON
	Name:	Dr. Calvin H. Knowlton
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)