Form 10-Q
period 2022-09-30
Tabula Rasa HealthCare, Inc.
filed 2022-11-04
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37888

Tabula Rasa HealthCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	46-5726437 (I.R.S. Employer Identification No.)
228 Strawbridge Drive, Suite 100 Moorestown, NJ 08057 (Address of Principal Executive Offices, including Zip Code)	(866) 648 - 2767 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	TRHC	The Nasdaq Stock Market
Preferred Stock Purchase Rights		The Nasdaq Stock Market

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

As of October 15, 2022, the Registrant had 27,124,287 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$80,783	$9,395
Restricted cash	7,389	6,038
Accounts receivable, net of allowance of $107 and $110, respectively	18,960	21,405
Inventories	5,735	5,444
Prepaid expenses	3,484	3,812
Client claims receivable	16,193	11,257
Other current assets	20,439	18,033
Current assets of discontinued operations	26,861	14,511
Total current assets	179,844	89,895
Contingent consideration receivable	7,000	—
Property and equipment, net	10,038	11,778
Operating lease right-of-use assets	14,069	16,323
Software development costs, net	32,606	29,254
Goodwill	115,323	115,323
Intangible assets, net	40,275	45,358
Other assets	4,691	3,929
Noncurrent assets of discontinued operations	—	187,558
Total assets	$403,846	$499,418

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current operating lease liabilities	$3,195	$3,275
Accounts payable	14,685	8,870
Client claims payable	9,537	8,398
Accrued expenses and other liabilities	59,507	40,997
Current liabilities of discontinued operations	11,132	12,380
Total current liabilities	98,056	73,920
Line of credit	—	29,500
Long-term debt, net of discount of $3,404 and $5,701, respectively	231,868	319,299
Long-term debt – related party, net of discount of $1,299 and $0, respectively	88,429	—
Noncurrent operating lease liabilities	13,223	15,792
Deferred income tax liability, net	889	1,402
Other long-term liabilities	3,032	176
Noncurrent liabilities of discontinued operations	—	3,573
Total liabilities	435,497	443,662

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 27,967,305 and 26,036,236 shares issued and 27,081,443 and 25,666,434 shares outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Treasury stock, at cost; 885,862 and 369,802 shares at September 30, 2022 and December 31, 2021, respectively	(3,350)	(4,292)
Additional paid-in capital	349,911	320,392
Accumulated deficit	(378,215)	(260,347)
Total stockholders’ equity (deficit)	(31,651)	55,756
Total liabilities and stockholders’ equity (deficit)	$403,846	$499,418

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$59,780	$50,321	$166,645	$139,021
Service revenue	17,321	17,589	50,163	51,964
Total revenue	77,101	67,910	216,808	190,985
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	46,221	38,518	129,157	104,939
Service cost	14,014	12,697	40,430	37,875
Total cost of revenue, exclusive of depreciation and amortization	60,235	51,215	169,587	142,814
Operating expenses:
Research and development	4,018	3,699	11,226	11,069
Sales and marketing	2,857	2,719	7,678	8,225
General and administrative	27,917	14,393	58,945	45,725
Long-lived asset impairment charge	—	—	4,062	—
Depreciation and amortization	5,723	5,328	16,954	15,109
Total operating expenses	40,515	26,139	98,865	80,128
Loss from operations	(23,649)	(9,444)	(51,644)	(31,957)
Other income (expense):
Interest expense, net	(2,717)	(2,230)	(7,430)	(6,959)
Other income	479	—	479	—
Total other expense, net	(2,238)	(2,230)	(6,951)	(6,959)
Loss from continuing operations before income taxes	(25,887)	(11,674)	(58,595)	(38,916)
Income tax (benefit) expense	(7)	82	368	284
Net loss from continuing operations	(25,880)	(11,756)	(58,963)	(39,200)
Net loss from discontinued operations, net of tax	(14,185)	(5,355)	(58,905)	(18,484)
Net loss	$(40,065)	$(17,111)	$(117,868)	$(57,684)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(1.07)	$(0.50)	$(2.45)	$(1.68)
Net loss per share from discontinued operations, basic and diluted	(0.58)	(0.23)	(2.45)	(0.80)
Total net loss per share, basic and diluted	$(1.65)	$(0.73)	$(4.90)	$(2.48)

Weighted average common shares outstanding, basic and diluted	24,350,182	23,407,391	24,075,666	23,230,138

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756
Issuance of common stock awards	16,471	—	—	—	—	—	—
Issuance of restricted stock	297,434	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(138,882)	—	—	—	—
Exercise of stock options, net of shares withheld	11,646	—	—	—	60	—	60
Stock-based compensation expense	—	—	—	—	8,609	—	8,609
Net loss	—	—	—	—	—	(28,193)	(28,193)
Balance, March 31, 2022	26,361,787	3	(508,684)	(4,292)	329,061	(288,540)	36,232
Issuance of common stock awards	12,262	—	—	—	—	—	—
Issuance of restricted stock	424,540	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(30,542)	—	—	—	—
Exercise of stock options, net of shares withheld	927	—	(109)	—	3	—	3
Stock-based compensation expense	—	—	—	—	6,692	—	6,692
Net loss	—	—	—	—	—	(49,610)	(49,610)
Balance, June 30, 2022	26,799,516	3	(539,335)	(4,292)	335,756	(338,150)	(6,683)
Issuance of common stock awards	—	—	615,066	3,082	(3,082)	—	—
Issuance of restricted stock	1,167,532	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(507,299)	—	—	—	—
Exercise of stock options, net of shares withheld	257	—	—	—	1	—	1
Shares withheld for payment of employee taxes	—	—	(454,294)	(2,140)	—	—	(2,140)
Stock-based compensation expense	—	—	—	—	17,236	—	17,236
Net loss	—	—	—	—	—	(40,065)	(40,065)
Balance, September 30, 2022	27,967,305	$3	(885,862)	$(3,350)	$349,911	$(378,215)	$(31,651)

See accompanying notes to unaudited consolidated financial statements.

	Stockholders' Equity
	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2021	24,222,674	$2	(217,778)	$(4,018)	$352,445	$(179,900)	$168,529
Cumulative effect of change in accounting policy	—	—	—	—	(74,850)	(1,392)	(76,242)
Issuance of common stock awards	1,416	—	—	—	—	—	—
Issuance of restricted stock	629,088	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(12,880)	—	—	—	—
Exercise of stock options, net of shares withheld	224,503	—	(6,218)	(274)	2,501	—	2,227
Stock-based compensation expense	—	—	—	—	8,602	—	8,602
Net loss	—	—	—	—	—	(19,492)	(19,492)
Balance, March 31, 2021	25,077,681	2	(236,876)	(4,292)	288,698	(200,784)	83,624
Issuance of restricted stock	120,598	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(22,913)	—	—	—	—
Exercise of stock options, net of shares withheld	84,396	—	—	—	885	—	885
Stock-based compensation expense	—	—	—	—	12,349	—	12,349
Net loss	—	—	—	—	—	(21,081)	(21,081)
Balance, June 30, 2021	25,282,675	2	(259,789)	(4,292)	301,932	(221,865)	75,777
Issuance of restricted stock	13,290	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(30,986)	—	—	—	—
Exercise of stock options, net of shares withheld	27,122	—	—	—	571	—	571
Stock-based compensation expense	—	—	—	—	8,011	—	8,011
Net loss	—	—	—	—	—	(17,111)	(17,111)
Balance, September 30, 2021	25,323,087	$2	(290,775)	$(4,292)	$310,514	$(238,976)	$67,248

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(117,868)	$(57,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,285	35,343
Amortization of deferred financing costs and debt discount	1,972	1,714
Deferred taxes	(513)	337
Stock-based compensation	32,537	28,962
Acquisition-related contingent consideration paid	—	(67)
Impairment charges	46,355	—
Loss on divestiture of business	2,879	—
Other noncash items	(9)	9
Changes in operating assets and liabilities, net of effect of divestiture:
Accounts receivable, net	5,107	789
Inventories	(291)	(866)
Prepaid expenses and other current assets	(1,375)	(6,084)
Client claims receivables	(4,936)	(872)
Other assets	(1,357)	(2,604)
Accounts payable	5,074	1,587
Accrued expenses and other liabilities	13,534	2,138
Client claims payables	1,139	423
Other long-term liabilities	3,220	(108)
Net cash provided by operating activities	9,753	3,017

Cash flows from investing activities:
Purchases of property and equipment	(1,021)	(1,611)
Software development costs	(23,860)	(22,649)
Proceeds from divestiture of business (1)	118,561	—
Net cash provided by (used in) investing activities	93,680	(24,260)

Cash flows from financing activities:
Proceeds from exercise of stock options	64	3,683
Payments for employee taxes for shares withheld	(1,112)	—
Payments for debt financing costs	(350)	(8)
Borrowings on line of credit	27,700	17,500
Repayments of line of credit	(57,200)	—
Payment of acquisition-related notes payable	—	(13,000)
Payments of acquisition-related contingent consideration	—	(99)
Repayments of long-term debt and finance leases	—	(4)
Net cash (used in) provided by financing activities	(30,898)	8,072

Net increase (decrease) in cash and restricted cash	72,535	(13,171)
Cash and restricted cash, beginning of period	15,706	28,532
Cash and restricted cash, end of period (2)	$88,241	$15,361

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$1,082	$370
Cash paid for interest	$7,204	$8,169
Cash paid for taxes	$137	$44
Interest costs capitalized to software development costs	$257	$216
Employee taxes for shares withheld included in accrued expenses	$1,028	$—

Reconciliation of cash and restricted cash:
Cash	$80,783	$10,757
Restricted cash	7,389	4,014
Cash from discontinued operations	69	590
Total cash and restricted cash	$88,241	$15,361

(1)	The cash proceeds received from divestiture of business do not include $1,477 of additional consideration subsequently received by the Company in October 2022 due to customary post-closing adjustments or $3,000 of transaction costs incurred as of the sale date and expected to be paid in the fourth quarter of 2022. See Note 3 for additional information.
(2)	The cash flows related to discontinued operations have not been segregated. Accordingly, the unaudited consolidated statements of cash flows include the results of continuing and discontinued operations. As a result of the divestiture, the changes in operating assets and liabilities for the nine months ended September 30, 2022 exclude changes related to the divested business. See Note 3 for discussion of discontinued operations and divestiture of business.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens, combating medication overload and reducing adverse drug events. The Company’s advanced proprietary technology solutions, including MedWise®, identify causes of and risks for medication-related problems so healthcare professionals can minimize harm and reduce medication-related risks. The Company’s software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. The Company serves a number of different organizations within the healthcare industry, including health plans, and at-risk provider groups, the majority of which are organizations with Programs of All-Inclusive Care for the Elderly (“PACE”).

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

(a)Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company’s interim consolidated financial position for the periods indicated. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”).

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(c)Cloud Computing Arrangements

Costs to implement cloud computing arrangements that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized implementation costs are amortized on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the service is ready for its intended use. As of September 30, 2022 and December 31, 2021, capitalized implementation costs of $882 and $747, respectively, were included in prepaid expenses, and $1,276 and $0, respectively, were included in other assets on the Company’s consolidated balance sheets. Accumulated amortization for these arrangements was $554 and $398 as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for the three months ended September 30, 2022 and 2021, was $51 and $53, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021, was $156 and $155, respectively.

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

The arrangement includes extended payment terms for cloud computing implementation costs, internally developed software support, and business process support. In order to determine the present value of the commitment, the Company used an imputed interest rate of 9.5%, which was reflective of its estimated uncollateralized borrowing rate at signing. As of September 30, 2022, the outstanding principal balance of the financing arrangement was $3,772 with an unamortized discount of $876, and was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheet. Imputed interest expense from the arrangement was $53 and $89 for the three and nine months ended September 30, 2022, respectively.

(e)Concentrations of Credit Risk

The Company is subject to concentrations of credit risk related to cash, restricted cash, accounts receivable, and client claims receivable. While the Company maintains its cash and restricted cash with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash or restricted cash to date.

The Company’s medication fulfillment services clients are sponsors of the federal Medicare Part D plan (prescription drug coverage plan) and, therefore, subject to the payment regulations established by the Centers for Medicare & Medicaid Services (“CMS”). Under CMS guidelines, Medicare Part D sponsors are required to remit payment for claims within 14 calendar days of the date on which an electronically-submitted claim is received and within 30 days of the date on which non-electronically-submitted claims are received. The Company extends credit to clients based upon such terms, as well as management’s evaluation of creditworthiness, and generally collateral is not required.

The Company’s clients also include health plans and other healthcare providers. Credit associated with these accounts is extended based upon management’s evaluation of creditworthiness and is monitored on an on-going basis.

As of September 30, 2022 and December 31, 2021, no client represented more than 10% of net accounts receivable.

As of September 30, 2022 one client represented 21% of client claims receivable. As of December 31, 2021, two clients represented 13% and 11%, respectively, of client claims receivable.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

One client accounted for 15% and 13% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 16% and 14% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.

(f)Recent Accounting Pronouncement

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC Topic 606 (Revenue from Contracts with Customers) in order to align the recognition of a contract liability with the definition of performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022; early adoption is permitted. The Company plans to adopt ASU 2021-08 on January 1, 2023 and does not expect it to have a significant impact on the consolidated financial statements.

3.     Discontinued Operations

In February 2022, the Company announced plans to evaluate non-core assets, refocus its corporate strategy, and increase stockholder value, and the Company commenced a plan to sell the DoseMe business, which the Company acquired in January 2019. In March 2022, the Company completed its evaluation of additional divestiture opportunities and commenced plans to sell the SinfoníaRx and PrescribeWellness businesses, which were acquired in September 2017 and March 2019, respectively. As described below, the Company completed the sale of its unincorporated PrescribeWellness business division (the “PrescribeWellness Business”) in August 2022.

The DoseMe, SinfoníaRx, and PrescribeWellness businesses comprised the majority of the Company’s MedWise HealthCare segment. The Company’s completed sale of the PrescribeWellness Business and plan of sale with respect to DoseMe and SinfoníaRx represent a strategic business shift having a significant effect on the Company’s operations and financial results. As a result, the Company determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet the requirements as of September 30, 2022. Accordingly, unless otherwise indicated, the accompanying consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations.

Divestiture of Business

On August 1, 2022 (the “Sale Date”), the Company completed the sale of its PrescribeWellness Business, including the assets, properties, and rights that were primarily used or held for use in connection with the PrescribeWellness Business, as well as the KD Assets (as defined below) to Transaction Data Systems, Inc. (“TDS”). On the Sale Date, the Company also completed the acquisition of certain intellectual property from karmadata, Inc. (“KD”) that had historically been licensed to the Company, (the “KD Assets”). The KD Assets acquired were simultaneously transferred to TDS on the Sale Date. The purchase consideration included $125,000 in cash, subject to certain customary post-closing adjustments, of which $118,561 was paid directly to the Company and $5,900 was paid to KD on the Sale Date. In October 2022, TDS also paid the Company $1,477 for certain customary post-closing adjustments subsequent to the Sale Date. The Company is also entitled to receive up to $15,000 contingent consideration to be paid by TDS based upon the PrescribeWellness Business’s achievement of certain performance-based metrics during the fiscal years ending December 31, 2023 and 2024. The contingent consideration had an estimated fair value of $7,000 on the Sale Date. See Note 14 for additional discussion on the fair value assessment of the contingent consideration receivable.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In connection with the sale of the PrescribeWellness Business, the Company entered into a transition services agreement (“TSA)” with TDS pursuant to which the Company is providing services, including, but not limited to, business support services for the PrescribeWellness business after the sale through April 2023. The Company recognized $479 of income related to the TSA for the three and nine months ended September 2022, which is reported in other income on the Company’s consolidated statement of operations.

During the six months ended June 30, 2022, as a result of the Company’s intention to sell the PrescribeWellness Business, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the carrying value of the net assets held for sale for the PrescribeWellness Business did not exceed its fair value, less costs to sell. As a result, the Company recorded goodwill impairment charges of $12,145 and impairment charges of $8,500 on net assets held for sale, summarized in the results of the PrescribeWellness business presented below. On August 1, 2022, the Company recorded an additional $2,879 for the final loss on the sale of the PrescribeWellness Business, resulting in an aggregate loss of $11,379 on the net assets sold for the nine months ended September 30, 2022.

The following table summarizes the net assets sold as finally reported on the sale date of August 1, 2022 and as of December 31, 2021, classified as discontinued operations on the consolidated balance sheets as of December 31, 2021:

	August 1,	December 31,
	2022	2021
Accounts receivable, net	$5,020	8,002
Prepaid expenses and other assets	1,751	1,038
Property and equipment, net	371	—
Operating lease right-of-use assets	1,252	—
Software development costs, net	14,536	—
Goodwill	35,314	—
Intangible assets, net	81,504	—
Impairment of carrying value	(8,500)	—
Total current assets of discontinued operations	$131,248	$9,040

Property and equipment, net	$—	$412
Operating lease right-of-use assets	—	1,434
Software development costs, net	—	11,474
Goodwill	—	47,459
Intangible assets, net	—	84,617
Other assets	—	64
Total noncurrent assets of discontinued operations	$—	$145,460

Operating lease liabilities	$1,086	$620
Accounts payable	491	913
Accrued expenses and other liabilities	2,754	3,529
Total current liabilities of discontinued operations	$4,331	$5,062

Noncurrent operating lease liabilities	$—	$830
Other long-term liabilities	—	135
Total noncurrent liabilities of discontinued operations	$—	$965

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the results of operations of the PrescribeWellness Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$2,537	$10,533	$19,306	$27,629
Cost of revenue, exclusive of depreciation and amortization	1,229	3,426	7,747	9,883
Operating expenses	2,336	8,373	14,930	24,427
Impairment charges	—	—	20,645	—
Loss on disposal of business	2,879	—	2,879	—
Loss from discontinued operations before income taxes	(3,907)	(1,266)	(26,895)	(6,681)
Income tax (benefit) expense	(11)	12	(299)	66
Net loss from discontinued operations, net of tax	$(3,896)	$(1,278)	$(26,596)	$(6,747)

The following table summarizes the significant operating non-cash items and investing activities of PrescribeWellness Business:

	Nine Months Ended
	September 30,
	2022	2021
Depreciation and amortization	$4,551	$12,059
Impairment charges	20,645	—
Stock-based compensation	1,697	2,352
Loss on disposal of business	2,879	—
Purchases of property and equipment	(22)	(305)
Software development costs	(4,443)	(9,783)

Held for Sale

The Company considers the sale of the DoseMe and SinfoníaRx businesses to be highly probable within one year. During the three and nine months ended September 30, 2022, as a result of the Company’s intention to sell the DoseMe and SinfoníaRx businesses, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the carrying values of the net assets held for sale for the SinfoníaRx and DoseMe businesses did not exceed their fair values, less costs to sell. As a result, the Company recorded goodwill impairment charges of $6,127 and $15,521 of impairment charges on the net assets held for sale related to the DoseMe and SinfoníaRx businesses for the nine months ended September 30, 2022. For the three months ended September 30, 2022, the Company recorded $5,845 of impairment charges on the net assets held for sale related to the DoseMe and SinfoníaRx businesses. No goodwill impairment charges related to the DoseMe and SinfoníaRx businesses were recorded for the three months ended September 30, 2022.

The following table summarizes the results of operations of the DoseMe and SinfoníaRx businesses, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$6,407	$8,143	$23,094	$26,961
Cost of revenue, exclusive of depreciation and amortization	7,055	6,521	20,479	19,755
Operating expenses	3,879	5,659	13,639	18,827
Impairment charges	5,845	—	21,648	—
Loss from discontinued operations before income taxes	(10,372)	(4,037)	(32,672)	(11,621)
Income tax (benefit) expense	(83)	40	(363)	116
Net loss from discontinued operations, net of tax	$(10,289)	$(4,077)	$(32,309)	$(11,737)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the DoseMe and SinfoníaRx businesses’ current and noncurrent assets and liabilities classified as discontinued operations on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash	$69	$273
Accounts receivable, net	4,964	4,644
Prepaid expenses and other assets	796	554
Property and equipment, net	1,349	—
Operating lease right-of-use assets	3,732	—
Software development costs, net	6,910	—
Goodwill	1,927	—
Intangible assets, net	22,635	—
Impairment of carrying value	(15,521)	—
Total current assets of discontinued operations	$26,861	$5,471

Property and equipment, net	$—	$1,485
Operating lease right-of-use assets	—	3,296
Software development costs, net	—	4,466
Goodwill	—	8,053
Intangible assets, net	—	24,675
Other assets	—	123
Total noncurrent assets of discontinued operations	$—	$42,098

Operating lease liabilities	$3,458	$793
Accounts payable	3,077	3,395
Accrued expenses and other liabilities	4,597	3,130
Total current liabilities of discontinued operations	$11,132	$7,318

Noncurrent operating lease liabilities	—	$2,608
Other long-term liabilities	—	—
Total noncurrent liabilities of discontinued operations	$—	$2,608

The following table summarizes the DoseMe and SinfoníaRx businesses’ significant operating non-cash items and investing activities of discontinued operations:

	Nine Months Ended
	September 30,
	2022	2021
Depreciation and amortization	$2,780	$8,175
Impairment charges	21,648	—
Stock-based compensation	2,667	2,510
Purchases of property and equipment	(50)	(1,323)
Software development costs	(2,998)	(6,155)

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by operating segment. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
CareVention HealthCare:
PACE product revenue	$59,780	$50,321	$166,645	$139,021
PACE solutions	16,416	14,707	47,604	42,973
	$76,196	$65,028	$214,249	$181,994
MedWise HealthCare:
Medication safety services	$843	$2,820	$2,336	$8,817
Software subscription and services	62	62	223	174
	$905	$2,882	$2,559	$8,991
Total revenue	$77,101	$67,910	$216,808	$190,985

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Contract assets	$15,072	$12,695
Contract liabilities	4,110	2,191

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

September 30,
2022
Contract assets:
Contract assets, beginning of period	$12,695
Decreases due to cash received	(12,466)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	451
Changes during the year, net of reclassifications to receivables	14,392
Contract assets, end of period	$15,072

Contract liabilities:
Contract liabilities, beginning of period	$2,191
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,903)
Increases due to cash received, excluding amounts recognized as revenue during the year	3,822
Contract liabilities, end of period	$4,110

During the nine months ended September 30, 2021, the Company recognized $1,404 of revenue that was included in the December 31, 2020 contract liability balance of $1,982.

5.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net loss from continuing operations	$(25,880)	$(11,756)	$(58,963)	$(39,200)
Net loss from discontinued operations	(14,185)	(5,355)	(58,905)	(18,484)
Net loss	$(40,065)	$(17,111)	$(117,868)	$(57,684)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	24,350,182	23,407,391	24,075,666	23,230,138

Net loss per share from continuing operations, basic and diluted	$(1.07)	$(0.50)	$(2.45)	$(1.68)
Net loss per share from discontinued operations, basic and diluted	(0.58)	(0.23)	(2.45)	(0.80)
Total net loss per share, basic and diluted	$(1.65)	$(0.73)	$(4.90)	$(2.48)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of September 30, 2022 and 2021, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	September 30,
	2022	2021
Stock options to purchase common stock	1,402,931	1,671,680
Unvested restricted stock and restricted stock units	2,217,033	1,624,523
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	4,646,393
	12,912,750	12,588,989

For the three and nine months ended September 30, 2022 and 2021, shares related to the conversion of the convertible senior subordinated notes were included in the table above using the if-converted method.

For the three and nine months ended September 30, 2022, shares related to performance stock units were excluded from the table above, as the performance conditions were unmet as of September 30, 2022 (see Note 13).

6.     Other Current Assets

As of September 30, 2022 and December 31, 2021, other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Contract assets	$15,072	$12,695
Non-trade receivables	1,235	3,289
Divestiture related consideration receivables	1,477	—
Other	2,655	2,049
Total other current assets	$20,439	$18,033

7.       Property and Equipment

Accumulated depreciation was $18,890 and $17,427 as of September 30, 2022 and December 31, 2021, respectively. Depreciation expense on property and equipment for the three months ended September 30, 2022 and 2021 was $801 and $825, respectively. Depreciation expense on property and equipment for the nine months ended September 30, 2022 and 2021 was $2,862 and $2,672, respectively.

8.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which support its product and service contracts. These costs include third-party contractors and payroll for employees directly involved with the software development, including external direct costs of material and services, and interest expense related to the borrowings attributable to software development. As of September 30, 2022 and December 31, 2021, capitalized software costs consisted of the following:

	September 30, 2022	December 31, 2021
Software development costs	$51,305	$49,481
Less: accumulated amortization	(18,699)	(20,227)
Software development costs, net	$32,606	$29,254

Capitalized software development costs included above not yet subject to amortization	$4,505	$5,328

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amortization expense for the three months ended September 30, 2022 and 2021 was $3,224 and $2,579, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $9,005 and $6,682, respectively.

During the first quarter of 2022, the Company became aware of changes in circumstances impacting the future functionality of certain capitalized software development costs in the MedWise HealthCare segment and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired and, as a result, the Company used an income approach to measure the fair value of the assets and recognized non-cash impairment charges of $4,062 for the nine months ended September 30, 2022. There were no identified circumstances that would impact the future functionality of capitalized software development costs during the three months ended September 30, 2022.

9.      Goodwill and Intangible Assets

The Company’s goodwill as of September 30, 2022 and December 31, 2021 was $115,323, which relates to the Company’s CareVention HealthCare segment.

During the first and second quarters of 2022, the Company experienced a sustained decline in the market price of its common stock and determined that an indicator of impairment was present. The Company performed a quantitative goodwill impairment assessment as of June 30, 2022, estimating the fair value of the Company’s reporting unit using a market approach. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value, and, as a result, goodwill was not impaired as of June 30, 2022. No indicators of impairment were identified for the three months ended September 30, 2022.

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
September 30, 2022
Trade names	2.6	$1,340	$(982)	$358
Client relationships	11.7	51,264	(14,438)	36,826
Non-competition agreements	5.0	1,640	(1,221)	419
Developed technology	6.2	14,720	(12,076)	2,644
Domain name	10.0	59	(31)	28
Total intangible assets		$69,023	$(28,748)	$40,275

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2021
Trade names	2.9	$1,340	$(853)	$487
Client relationships	11.7	51,264	(11,042)	40,222
Non-competition agreements	5.0	1,640	(975)	665
Developed technology	6.2	14,720	(10,768)	3,952
Domain name	10.0	59	(27)	32
Total intangible assets		$69,023	$(23,665)	$45,358

Amortization expense for intangible assets for the three months ended September 30, 2022 and 2021 was $1,694 and $1,907, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2022 and 2021 was $5,083 and $5,738, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for the remainder of 2022 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2022 (October 1 – December 31)	$1,669
2023	6,162
2024	4,684
2025	4,466
2026	4,338
2027	4,271
Thereafter	14,685
Total estimated amortization expense	$40,275

10.       Accrued Expenses and Other Liabilities

As of September 30, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Employee related expenses	$8,961	$8,595
Contract liability	3,864	2,015
Customer deposits	903	904
Client funds obligations*	7,389	6,038
Contract labor	2,852	838
Divestiture closing fees	3,000	—
Interest	711	2,281
Vendor financing arrangements	176	—
Professional fees	2,161	1,327
Consideration payable to customer	24,500	15,971
Income and non-income taxes payable	95	15
Other expenses	4,895	3,013
Total accrued expenses and other liabilities	$59,507	$40,997

*This amount represents client funds held by the Company, with an offsetting amount included in restricted cash.

11.      Line of Credit and Long-Term Debt

(a)    Line of Credit

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On August 1, 2022, the Company entered into a payoff letter with WAB with respect to the 2020 Credit Facility, pursuant to which the Company voluntarily elected to pay all amounts outstanding, including principal and interest, under the 2020 Credit Facility and related loan documents (the “Pay Off”) using cash on hand and proceeds from the sale of the PrescribeWellness Business. Accordingly, the Company paid a total of $57,406 to WAB for the Pay Off, and terminated the 2020 Credit Facility and related loan documents (the “Termination”). The Company did not incur any prepayment or early termination penalties in connection with either the Pay Off or the Termination. Upon the Termination and in connection with the Pay Off, all security interests and pledges granted to the secured parties thereunder were terminated and released.

Interest expense on the 2020 Credit Facility was $266 and $1,363 for the three and nine months ended September 30, 2022, respectively. Interest expense on the 2020 Credit Facility was $314 and $842 for the three and nine months ended September 30, 2021, respectively.

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,534. The Company amortized the associated deferred financing costs to interest expense using the effective-interest method over the term of the agreement. On August 1, 2022, in connection with the Termination, the remaining balance of deferred financing costs was amortized to interest expense. The Company amortized $698 and $973 to interest expense for the three and nine months ended September 30, 2022, respectively, for deferred financing costs. The Company amortized $136 and $404 to interest expense during the three and nine months ended September 30, 2021, respectively, for deferred financing costs.

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of our common stock, cash or a combination thereof at the Company’s option. As of September 30, 2022, none of the conditions allowing holders of the 2026 Notes to convert had been met. Debt issuance costs related to the 2026 Notes of $9,372 are being amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended September 30, 2022, the Company recognized $1,757 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $335 was non-cash accretion of the debt discounts recorded. During the nine months ended September 30, 2022, the Company recognized $5,265 of interest expense related to the 2026 Notes, of which $4,266 was paid or accrued and $999 was non-cash accretion of the debt discounts recorded.

During the three months ended September 30, 2021, the Company recognized $1,750 of interest expense related to the 2026 Notes, of which $1,423 was paid or accrued, and $327 was non-cash accretion of the debt discounts recorded. During the nine months ended September 30, 2021, the Company recognized $5,243 of interest expense related to the 2026 Notes, of which $4,266 was paid or accrued, and $977 was non-cash accretion of the debt discounts recorded. In addition, unpaid additional interest payable as a result of the failure to remove the restrictive legend on the 2026 Notes had accrued on the 2026 Notes from and including February 17, 2020, but ceased accruing on February 16, 2021 as a result of the restrictive legend being removed. The Company recorded $212 of additional interest expense for the nine months ended September 30, 2021.

As of September 30, 2022, total accrued interest payable related to the 2026 Notes was $711, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes have a carrying value of $320,297 as of September 30, 2022. The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such 2026 Notes are within one year of maturity.

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

As of September 30, 2022, no warrants have been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Convertible senior subordinated notes	$235,272	$325,000
Convertible senior subordinated notes - related party	89,728	—
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(4,703)	(5,701)
Total long-term debt, net	$320,297	$319,299

12.      Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $7 and income tax expense of $82, respectively, which resulted in effective tax rates of 0.0% and (0.7)%, respectively.

For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $368 and $284, respectively, which resulted in effective tax rates of (0.6)% and (0.7)%, respectively.

The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of the Company’s net deferred tax assets as of the end of the periods presented. As of September 30, 2022, the Company has recorded a full valuation allowance against its deferred tax assets. Accordingly, the tax benefit was limited due to unbenefited losses in the three and nine months ended September 30, 2022 and 2021, respectively. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

13.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Company’s Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,283,321 shares on February 25, 2022. As of September 30, 2022, 1,123,371 shares were available for future grants under the 2016 Plan.

The following stock-based compensation information disclosed below includes results of both continuing and discontinued operations.

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

The following table summarizes the aggregate restricted stock award activity, inclusive of performance based restricted stock awards, and restricted stock unit activity under the 2016 Plan for the nine months ended September 30, 2022:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2021	2,196,566	$40.19
Granted	1,935,883	4.44
Vested	(1,224,471)	34.32
Forfeited	(676,723)	16.40
Outstanding at September 30, 2022	2,231,255	$19.61

The table above includes 14,222 restricted stock units which had vested but had not been issued as of September 30, 2022.

For the three months ended September 30, 2022 and 2021, an aggregate of $13,061 and $6,447 of expense, respectively, was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards described below.

For the nine months ended September 30, 2022 and 2021, an aggregate of $26,129 and $22,846 of expense, respectively, was recognized related to restricted stock awards and restricted stock units, excluding performance-based restricted stock awards as described below. As of September 30, 2022, there was unrecognized compensation expense of $30,976 related to unvested restricted stock awards and unvested restricted stock units, excluding performance-based restricted stock awards described below, under the 2016 Plan, which is expected to be recognized over a weighted average period of 2.4 years.

Expense related to restricted stock awards for the three and nine months ended September 30, 2022 includes $8,143 for the accelerated vesting of unvested shares of restricted stock related to separation agreements with two retired named executive officers. See Note 17 for additional information.

Performance-Based Equity Awards

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target 2021 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2021 Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company did not recognize any stock-based compensation expense related to the performance stock units for the three and nine months ended September 30, 2022, as the achievement of the underlying performance targets was considered unlikely. During the nine months ended September 30, 2022, 47,175 performance stock units expired. As of September 30, 2022, the number of Target 2021 Shares was 45,550 shares. As of September 30, 2022, the maximum number of achievable performance stock units was 91,100 and the maximum unrecognized compensation expense was $4,020.

On August 22, 2022, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain executives. Each award reflects a target number of shares (“Target 2022 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain market performance targets during the three-year performance period ending December 31, 2024. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2022 Shares granted. The performance stock unit awards have a grant-date fair value of $4.38 per share based on the fair value of the Company’s stock price at grant date and the expected vesting units, taking into consideration the possibilities of all possible performance achievement levels. Stock-based compensation costs associated with these grants are recognized over the performance period. The Company recognized $69 of stock-based compensation expense related to the performance stock units for the three and nine months ended September 30, 2022. As of September 30, 2022, the number of Target 2022 Shares was 350,000 shares. As of September 30, 2022, the maximum number of achievable performance stock units was 700,000 and the remaining unrecognized compensation expense was $1,463.

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

During the first quarter of 2022, the Board approved grants of stock awards to certain non-employee directors and employees pursuant to the 2016 Plan. The awards provided for the issuance of 16,471 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $5.57 per share. For the nine months ended September 30, 2022, the Company recorded $92 of expense related to these stock awards.

During the second quarter of 2022, the Board approved grants of stock awards to certain non-employee directors pursuant to the 2016 Plan. The awards provided for the issuance of 12,262 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $3.64 per share. For the nine months ended September 30, 2022, the Company recorded $45 of expense related to these stock awards.

During the third quarter of 2022, the Board approved grants of stock awards to certain employees pursuant to the 2016 Plan. The awards provided for the issuance of 615,066 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $5.01 per share. For the three and nine months ended September 30, 2022, the Company recorded $3,081 of expense related to these stock awards.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Stock Options

The Company recorded $1,025 and $1,586 of stock-based compensation expense related to employee and non-employee director stock options for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $3,121 and $5,502 of stock-based compensation expense related to employee and non-employee stock options for the nine months ended September 30, 2022 and 2021, respectively. The Company records forfeitures as they occur.

No grants for employee and non-employee stock options were made during the nine months ended September 30, 2022. The table below sets forth the weighted average assumptions for employee grants during the nine months ended September 30, 2021:

Nine Months Ended
Valuation assumptions:	September 30, 2021
Expected volatility	58.57%
Expected term (years)	5.48
Risk-free interest rate	0.50%
Dividend yield	—

The weighted average grant date fair value of employee options granted during the nine months ended September 30, 2021 was $28.26 per share.

The following table summarizes stock option activity under the 2016 Plan for the nine months ended September 30, 2022:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2021	1,604,226	$29.90
Exercised	(12,830)	4.96
Forfeited	(188,465)	44.18
Outstanding at September 30, 2022	1,402,931	$28.21	3.8	$260
Options vested and expected to vest at September 30, 2022	1,402,931	$28.21	3.8	$260
Exercisable at September 30, 2022	1,370,302	$27.57	3.8	$260

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended September, 2022 and 2021 was $109 and $11,113, respectively.

As of September 30, 2022, there was $867 of total unrecognized compensation cost related to nonvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 0.4 years.

Cash received from option exercises for the nine months ended September 30, 2022 and 2021 was $64 and $3,683, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company recorded total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue - product	$331	$256	$778	$852
Cost of revenue - service	793	883	2,264	2,631
Research and development	1,741	1,261	4,021	4,533
Sales and marketing	285	209	593	1,251
General and administrative	12,228	4,292	20,517	14,833
Discontinued operations	1,858	1,110	4,364	4,862
Total stock-based compensation expense	$17,236	$8,011	$32,537	$28,962

Employee Stock Purchase Plan

In February 2021, the Board, subject to stockholder approval, adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 annual meeting of stockholders in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of September 30, 2022.

14.     Fair Value Measurements

The Company’s financial instruments consist of accounts receivable, client claims receivables, contract assets, contingent consideration receivable, accounts payable, client claims payable, contract liabilities, accrued expenses, vendor financing arrangements, and long-term debt, which includes the Company’s convertible senior subordinated notes. The carrying values of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, and accrued expenses are representative of their fair values due to the relatively short-term nature of those instruments. Vendor financing arrangements are recorded at net carrying value, which approximates fair value. See below for additional information on the Company’s convertible senior subordinated notes.

The Company had classified assets measured at fair value on a recurring basis at September 30, 2022 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	September 30, 2022
Assets
Contingent consideration receivable - long-term	$—	$—	$7,000	$7,000

In connection with the sale of the PrescribeWellness Business on August 1, 2022, additional consideration may be payable to the Company based on the achievement of certain customer and revenue metrics, as defined in the purchase agreement, for the periods ending December 31, 2023 and 2024. See Note 3 for additional information regarding the sale of the PrescribeWellness Business.

The contingent consideration is measured at fair value on a recurring basis and may include the use of significant unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. All changes in contingent consideration subsequent to the initial sale-date measurement are recorded in net income or loss.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The fair value of the contingent consideration receivable was determined using an income-approach based on projections for the achievement of the performance metrics. Changes in the projected customer and revenue metrics or discount rate may result in higher or lower fair value measurements. The contingent consideration receivable was recorded at the estimated fair value of $7,000 at the sale date of August 1, 2022, and the estimated fair value remained $7,000 as of September 30, 2022.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2022:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$320,297	$258,131

The fair value of the 2026 Notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 11, the 2026 Notes are carried at their aggregate face value of $325,000, less any unamortized debt issuance costs.

15.     Commitments and Contingencies

(a) Employment Agreements

The Company has change-in-control and severance agreements with each of the Company’s named executive officers and other key members of management that provide for, among other things, salary, performance bonuses or other incentive compensation, payments in the event of termination of the executives upon the occurrence of a change in control, and restrictive covenants pursuant to which the employees have agreed to refrain from competing with the Company or soliciting the Company’s employees or clients for a period following the employee’s termination of employment.

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

As of September 30, 2022 and December 31, 2021 the Company had $1,993 and $1,854, respectively, due to Thrifty Drug as a result of prescription drug purchases.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In June 2021 and October 2021, the Company entered into agreements with a provider for cloud hosting and support services. The June 2021 agreement was effective June 3, 2021 and expires on April 28, 2024. Pursuant to the June 2021 agreement, the Company is committed to a minimum purchase obligation of $1,272 over the term of the agreement. The October 2021 agreement was effective October 1, 2021 and expires on September 30, 2024. Pursuant to the October 2021 agreement, the Company is committed to a minimum purchase obligation of $7,050 over the term of the agreement. Commitments under the October 2021 agreement are inclusive of commitments under the June 2021 agreement. As of September 30, 2022, the Company had a remaining commitment of $4,700 under the October 2021 agreement, of which $691 pertained to the June 2021 agreement.

In August 2021, the Company entered into an agreement with a third party to provide enterprise support and information technology services. The agreement is effective November 1, 2021 and expires on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of September 30, 2022, the Company had a remaining commitment of $6,222.

In November 2021, the Company entered into an agreement with a provider for cloud hosting services. The agreement is effective November 25, 2021 and expires on November 25, 2022 and commits the Company to a minimum purchase obligation of $1,598 over the contract term. As of September 30, 2022, the Company had a remaining commitment of $243.

16.    Segment Reporting

The Company operates its business through two segments. As discussed in Note 3 above, the divestiture of the PrescribeWellness Business and the planned divestitures of the DoseMe and SinfoníaRx businesses, which collectively comprised the majority of the Company’s MedWise HealthCare segment, represent a strategic business shift in the Company’s operations. The Company determined that these businesses met the requirements of discontinued operations as of March 31, 2022 and continued to meet the requirements as of September 30, 2022. As a result, these businesses are excluded from the Company’s segment reporting. The Company presents continuing operations of the remaining components of the MedWise HealthCare segment combined with its shared services as Shared Services and Other.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, provision for income taxes, depreciation and amortization, impairment charges, business optimization expenses, severance costs, executive transition costs, cooperation agreement costs, divestiture-related expense, acquisition-related expense, stock-based compensation expense, loss on disposal of business, and settlement costs. The Company considers business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to its business optimization initiatives during 2022. The Company considers severance costs to include severance payments related to the realignment of its resources. The Company considers executive transition costs to include nonrecurring costs related to the hiring and onboarding of new named executive officers and separation costs related to former named executive officers. The Company considers cooperation agreement costs to include legal, professional services, and other non-recurring costs related to the Company’s cooperation agreement with Indaba Capital Management. The Company considers divestiture-related expense to include nonrecurring direct transaction costs. The Company considers acquisition-related expense to include nonrecurring direct transaction and integration costs. The Company considers loss on disposal of business to include nonrecurring loss resulting from the sale of PrescribeWellness Business. The Company considers settlement costs to include amounts payable by the Company or reductions to amounts owed to the Company as a result of a contractual settlement.

Management considers revenue and Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which are not indicative of each segment’s core operating performance.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following tables present the Company’s segment information:

	CareVention HealthCare	Shared Services and Other	Consolidated
Revenue:
Three Months Ended September 30, 2022
Product revenue	$59,780	$—	$59,780
Service revenue
PACE solutions	16,416	—	16,416
Medication safety services	—	843	843
Software subscription and services	—	62	62
Total service revenue	16,416	905	17,321
Total revenue	$76,196	$905	$77,101

Three Months Ended September 30, 2021
Product revenue	$50,321	$—	$50,321
Service revenue
PACE solutions	14,707	—	14,707
Medication safety services	—	2,820	2,820
Software subscription and services	—	62	62
Total service revenue	14,707	2,882	17,589
Total revenue	$65,028	$2,882	$67,910

Nine Months Ended September 30, 2022
Product revenue	$166,645	$—	$166,645
Service revenue
PACE solutions	47,604	—	47,604
Medication safety services	—	2,336	2,336
Software subscription and services	—	223	223
Total service revenue	47,604	2,559	50,163
Total revenue	$214,249	$2,559	$216,808

Nine Months Ended September 30, 2021
Product revenue	$139,021	$—	$139,021
Service revenue
PACE solutions	42,973	—	42,973
Medication safety services	—	8,817	8,817
Software subscription and services	—	174	174
Total service revenue	42,973	8,991	51,964
Total revenue	$181,994	$8,991	$190,985

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	CareVention HealthCare	Shared Services and Other	Consolidated
Adjusted EBITDA (loss) from Continuing Operations:
Three Months Ended September 30, 2022
Adjusted EBITDA (loss)	$14,051	$(11,998)	$2,053

Three Months Ended September 30, 2021
Adjusted EBITDA (loss)	$14,014	$(10,875)	$3,139

Nine Months Ended September 30, 2022
Adjusted EBITDA (loss)	$39,531	$(34,339)	$5,192

Nine Months Ended September 30, 2021
Adjusted EBITDA (loss)	$40,983	$(32,998)	$7,985

The following table presents the Company’s reconciliation net loss as presented in the consolidated statements of operations to the segments’ total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA from Continuing Operations
Net loss	$(40,065)	$(17,111)	$(117,868)	$(57,684)
Add:
Interest expense, net	2,717	2,230	7,430	6,959
Income tax (benefit) expense	(7)	82	368	284
Depreciation and amortization	5,723	5,328	16,954	15,109
Impairment charges	—	—	4,062	—
Business optimization expenses	—	—	787	—
Severance costs	122	354	697	516
Executive transition	1,821	—	1,971	—
Cooperation agreement costs	1,122	—	1,122	—
Divestiture-related expense	1,057	—	2,591	—
Acquisition-related expense	—	—	—	217
Stock-based compensation expense	15,378	6,901	28,173	24,100
Loss from discontinued operations	14,185	5,355	58,905	18,484
Adjusted EBITDA from continuing operations	$2,053	$3,139	$5,192	$7,985
Adjusted EBITDA (loss) from discontinued operations	(3,593)	2,578	(1,036)	7,294
Total Adjusted EBITDA (loss)	$(1,540)	$5,717	$4,156	$15,279

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Loss from Discontinued Operations, net of tax to Adjusted EBITDA (Loss) from Discontinued Operations
Net loss from discontinued operations, net of tax	$(14,185)	$(5,355)	$(58,905)	$(18,484)
Add:
Income tax (benefit) expense	(94)	52	(662)	182
Depreciation and amortization	—	6,771	7,331	20,234
Impairment charges	5,845	—	42,293	—
Loss on disposal of business	2,879	—	2,879	—
Settlement	—	—	1,448	500
Divestiture-related expense	104	—	216	—
Stock-based compensation expense	1,858	1,110	4,364	4,862
Adjusted EBITDA (loss) from discontinued operations	$(3,593)	$2,578	$(1,036)	$7,294

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, the Company has not disclosed asset information by segment.

17.    Related Party Transactions

The Company’s CareVention HealthCare segment provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Board. For the three months ended September 30, 2022 and 2021, $1,894 and $1,679, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, $5,541 and $4,834, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations. As of September 30, 2022 and December 31, 2021, $225 and $67, respectively, was included in accounts receivable, net, on the Company’s consolidated balance sheets.

During the second quarter of 2022, a holder of the Company’s convertible senior subordinated notes became a significant stockholder. The stockholder held approximately $88,429 of the Company’s convertible senior subordinated notes, net of discount, which is presented on the Company’s consolidated balance sheet as of September 30, 2022. See Note 11 for more information on the Company’s convertible senior subordinated notes.

On September 13, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with a significant stockholder of the Company, pursuant to which, among other matters, the Company agreed to effect certain changes to its management team and the composition of the Board of Directors and implement certain corporate governance changes. In connection with the Cooperation Agreement, the Company agreed to reimburse the stockholder $464 of fees incurred, which are included within the accrued expenses and other liabilities on the Company’s consolidated balance sheet as of September 30, 2022.

On September 13, 2022, in connection with the entry into separation agreements with two retired named executive officers, the Company incurred $9,927 of separation costs, which included stock-based compensation related to the accelerated vesting of unvested shares of restricted stock, severance payments and benefits, relevant payroll taxes, and outplacement services. These costs are included within general and administrative expenses on the Company’s consolidated statement of operations, of which $1,616 are included within accrued expenses and other liabilities on the Company’s consolidated balance sheet as of September 30, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On September 13, 2022, the Company entered into consulting services agreements with two retired named executive officers to provide certain consulting and advisory services to the Company, including assisting with the transition of key client relationships and strategic business partners and prospects. The consulting services agreements expire on December 31, 2022. The Company did not incur costs pursuant to these consulting services agreements during the three and nine months ended September 30, 2022.

18.    Rights Plan

On July 25, 2022, the Board approved and adopted a Rights Agreement (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock. The Rights are distributable to stockholders of record as of the close of business on August 5, 2022 and are not exercisable initially. If the Rights become exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company, at an exercise price of $26.00, subject to adjustment. The Rights expire at the earlier of (a) the redemption or exchange of the Rights as provided in the Rights Agreement or (b) July 25, 2023.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, without limitation, our future plans, objectives, expectations, intentions, the potential sales of the SinfoníaRx and DoseMe businesses of the Company and the timing and benefits thereof, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: (i) the overall macroeconomic environment, including the effects of inflation, supply chain constraints, and the impact of changes in interest rates, on our business and results of operations; (ii) our ability to adapt to changes or trends within the market for healthcare in the U.S.; (iii) a significant increase in competition from a variety of companies in the healthcare industry; (iv) developments and changes in laws and regulations, including increased regulation of the healthcare industry through legislative action and revised rules and standards; (v) the extent to which we are successful in gaining new long-term relationships with clients or retaining existing clients; (vi) clients demands for our services and our ability to fulfill client demands; (vii) the growth and success of our clients, which is difficult to predict and is subject to factors outside of our control; (viii) our ability to maintain relationships with a specified drug wholesaler; (ix) increasing consolidation in the healthcare industry; (x) managing our growth effectively; (xi) fluctuations in operating results; (xii) our ability to manage our cash flows; (xiii) failure or disruption of our information technology and security systems; (xiv) dependence on or changes to our senior management and key employees; (xv) changes in our strategy as a result of our entry into the Cooperation Agreement with Indaba; (xvi) our future indebtedness and our ability to obtain additional financing, reduce expenses, or generate funds when necessary; (xvii) our ability to execute on our planned divestitures of our SinfoníaRx and DoseMe businesses, the costs associated therewith, and risks related to diverting management’s attention from our ongoing business operations; (xviii) risks related to the volatility in our stock price; (xix) the impacts of the ongoing COVID-19 pandemic and other health epidemics; and (xx) the risks described in Part I, Item 1A of our 2021 Form 10-K and our other filings and reports filed with or furnished to the Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Tabula Rasa HealthCare, Inc. (the “Company,” “we,” “us,” and “our”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise®, identifies causes of and risks for medication-related problems, including adverse drug events (“ADEs”), so healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help improve patient outcomes and lower healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. Our vision and mission are supported by our experienced leadership team, our significant investments, and collaborations to advance precision pharmacotherapy research and its application in clinical practice, and our culture.

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

Divestiture of Non-Core Businesses

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

On August 1, 2022 (the “Sale Date”), we completed the sale of our unincorporated PrescribeWellness business division (the “PrescribeWellness Business”), and the assets, properties, and rights that were primarily used or held for use in connection with the PrescribeWellness Business, and the KD Assets (as defined below), to Transaction Data Systems, Inc. (“TDS”). On the Sale Date, we also completed the acquisition of certain intellectual property from karmadata, Inc. (“KD”), which had historically been licensed to the Company (the “KD Assets”). The KD Assets acquired were simultaneously transferred to TDS on the Sale Date. The purchase consideration included $125 million in cash, subject to certain customary post-closing adjustments, of which $118.6 million was paid directly to us and $5.9 million was paid to KD on the Sale Date. In October 2022, TDS also paid us $1.5 million for certain customary post-closing adjustments. We are also entitled to receive up to $15.0 million in contingent consideration to be paid by TDS based upon the PrescribeWellness Business’s achievement of certain performance-based metrics during the fiscal years ending December 31, 2023 and 2024.

On the Sale Date, we also announced a strategic partnership to offer our proprietary MedWise® Science, an accumulative, simultaneous, multi-drug analysis tool that identifies medication related risk, into TDS’s pharmacy management systems.

When the Company commenced plans to sell the DoseMe, SinfoníaRx, and PrescribeWellness businesses, these businesses collectively comprised the majority of our MedWise HealthCare segment. Our sale of the PrescribeWellness Business and plans to sell the DoseMe and SinfoníaRx businesses represent a strategic business shift having a significant effect on our Company’s operations and financial results. As a result, we determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022, and the remaining two businesses continued to meet such requirements as of September 30, 2022. Accordingly, the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q have been recast for all periods presented to reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations.

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

	Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Revenues from continuing operations	$77,101	$67,910	$9,191	14%
Net loss from continuing operations	(25,880)	(11,756)	(14,124)	120
Adjusted EBITDA from continuing operations	2,053	3,139	(1,086)	(35)

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Revenues from continuing operations	$216,808	$190,985	$25,823	14%
Net loss from continuing operations	(58,963)	(39,200)	(19,763)	50
Adjusted EBITDA from continuing operations	5,192	7,985	(2,793)	(35)

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

Divestitures of Non-Core Businesses

As described above, on August 1, 2022 we completed the sale of the PrescribeWellness Business and are engaged in efforts to sell the DoseMe and SinfoníaRx businesses. We used the proceeds from the sale of the PrescribeWellness Business to pay off our line of credit and increase our liquidity, and the remaining proceeds, along with those anticipated from divestiture of the remaining two businesses, will provide our Company the financial flexibility to optimize our capital structure, as well as to focus on our core value-based care business including our offerings targeted at the PACE market and our MedWise science.

Components of Our Results of Operations

Revenue

Our revenue is derived from our product sales and service activities under our CareVention HealthCare and MedWise HealthCare segments. For the three months ended September 30, 2022 and 2021, product revenue represented 78% and 74% of our total revenue, respectively, and service revenue represented 22% and 26% of our total revenue, respectively. For the nine months ended September 30, 2022 and 2021, product revenue represented 77% and 73% of our total revenue, respectively, and service revenue represented 23% and 27% of our total revenue, respectively.

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

Cost of Revenue (exclusive of depreciation and amortization)

Product Cost

Cost of product revenue includes all costs directly related to the fulfillment and distribution of medications under our CareVention HealthCare offerings. Costs consist primarily of the purchase price of the prescription medications we dispense, which for the three months ended September 30, 2022 and 2021, represented 81% and 82%, respectively, of our total product costs. For each of the nine months ended September 30, 2022 and 2021, medication costs represented 81% of our total product costs. In addition to costs incurred to purchase the medications we dispense, other costs include shipping; packaging; expenses associated with operating our medication fulfillment centers, including salaries and related costs, such as stock-based compensation for personnel; technology expenses; direct overhead expenses; and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount.

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

We believe continued investment in our software solutions is important for our future growth. We expect our research and development expenses will fluctuate in the near term as we refocus on our core business but will decrease as a percentage of revenue in the long term.

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

We expect our sales and marketing expenses to fluctuate in the near term as we refocus on our core business but decrease as a percentage of revenue in the long term.

General and Administrative Expenses

General and administrative expenses consist principally of employee-related expenses, including salaries, benefits, and stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, strategy, legal and executive management, as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting, and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will fluctuate in the near term as we refocus on our core business but decrease as a percentage of revenue in the long term.

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

Interest Expense

Interest expense is primarily attributable to interest expense associated with our convertible senior subordinated notes (the “2026 Notes”), our Loan and Security Agreement with Western Alliance Bank (the “2020 Credit Facility”) prior to its termination on August 1, 2022, and the promissory notes related to the purchase consideration for the acquisition of Personica, LLC. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements and imputed interest.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Product revenue	$59,780	$50,321	$9,459	19%	$166,645	$139,021	$27,624	20%
Service revenue	17,321	17,589	(268)	(2)	50,163	51,964	(1,801)	(3)
Total revenue	77,101	67,910	9,191	14	216,808	190,985	25,823	14
Cost of revenue, exclusive of depreciation and amortization shown below:
Product cost	46,221	38,518	7,703	20	129,157	104,939	24,218	23
Service cost	14,014	12,697	1,317	10	40,430	37,875	2,555	7
Total cost of revenue, exclusive of depreciation and amortization	60,235	51,215	9,020	18	169,587	142,814	26,773	19
Operating expenses:
Research and development	4,018	3,699	319	9	11,226	11,069	157	1
Sales and marketing	2,857	2,719	138	5	7,678	8,225	(547)	(7)
General and administrative	27,917	14,393	13,524	94	58,945	45,725	13,220	29
Long-lived asset impairment charge	—	—	—	—	4,062	—	4,062	100
Depreciation and amortization	5,723	5,328	395	7	16,954	15,109	1,845	12
Total operating expenses	40,515	26,139	14,376	55	98,865	80,128	18,737	23
Loss from operations	(23,649)	(9,444)	(14,205)	150	(51,644)	(31,957)	(19,687)	62
Other income (expense):
Interest expense, net	(2,717)	(2,230)	(487)	22	(7,430)	(6,959)	(471)	7
Other income	479	—	479	100	479	—	479	100
Total other expense	(2,238)	(2,230)	(8)	—	(6,951)	(6,959)	8	—
Loss from continuing operations before income taxes	(25,887)	(11,674)	(14,213)	122	(58,595)	(38,916)	(19,679)	51
Income tax (benefit) expense	(7)	82	(89)	(109)	368	284	84	30
Net loss from continuing operations	(25,880)	(11,756)	(14,124)	120	(58,963)	(39,200)	(19,763)	50
Net loss from discontinued operations, net of tax	(14,185)	(5,355)	(8,830)	165	(58,905)	(18,484)	(40,421)	219
Net loss	$(40,065)	$(17,111)	$(22,954)	134	$(117,868)	$(57,684)	$(60,184)	104

Comparison of the Three Months Ended September 30, 2022 and 2021 (Continuing Operations)

Product Revenue

Product revenue increased $9.5 million, or 19%, to $59.8 million for the three months ended September 30, 2022, as compared to the same period in 2021. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $4.8 million to the increase. New CareVention HealthCare clients that started services after the end of the third quarter in 2021 contributed $4.0 million to the increase. The remaining increase in product revenue was due to medications dispensed by our community pharmacy network on behalf of CareVention HealthCare as a result of amended client agreements.

Service Revenue

Service revenue decreased $0.3 million, or 2%, to $17.3 million for the three months ended September 30, 2022, as compared to the same period in 2021.

Medication safety services revenue decreased $2.0 million, or 70%, during the three months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to the conclusion of the Enhanced Medication Therapy Management (“EMTM”) pilot program on December 31, 2021, which contributed $2.3 million of revenue during the three months ended September 31, 2021. As a result, no revenues related to the EMTM program were recognized after December 31, 2021. This decrease was partially offset by the addition of new clients since the third quarter of 2021, which contributed $0.3 million of revenue during the nine months ended September 30, 2022.

The decrease in medication safety services was partially offset by an increase in CareVention HealthCare PACE solutions revenue of approximately $1.7 million, or 12%, to $16.4 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was attributable to the addition of new clients and growth with existing clients since the third quarter of 2021, primarily within our PBM solutions, third-party administration services and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $7.7 million, or 20%, to $46.2 million for the three months ended September 30, 2022, as compared to the same period in 2021. Increased medication volume from growth in the number of patients served by our customers contributed approximately $5.7 million to the change, of which $2.6 million was attributable to new clients and $0.7M was attributable to medications dispensed by our community pharmacy network on behalf of CareVention HealthCare as a result of amended client agreements. The increase in cost of product revenue was also due to a $1.0 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled. The remaining $1.0 million increase was primarily due to employee compensation costs, including stock-based compensation, due to an increase in employee headcount.

Cost of Service Revenue

Cost of service revenue increased $1.3 million, or 10%, to $14.0 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily comprised of $3.4 million of costs related to a new vendor arrangement for business process support and technology services. These increases were partially offset by a $1.4 million reduction in employee compensation costs, including stock-based compensation, for the employees hired by the third-party provider and a $0.6 million reduction in resources contracted to deliver medication safety services due to the conclusion of the EMTM program on December 31, 2021.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 9%, to $4.0 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily related to a $0.5 million increase in stock-based compensation expense as a result of more outstanding awards during 2022 compared to 2021. This increase was partially offset by a $0.1 million decrease in publication expenses and $0.1 million decrease in rent expense.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.1 million, or 5%, to $2.9 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily attributable to a $0.3 million increase in employee compensation costs, which included $0.1 million in stock-based compensation expense. This increase was partially offset by a $0.2 million decrease in professional consulting services related to executing our branding and marketing strategies.

General and Administrative Expenses

General and administrative expenses increased $13.5 million, or 94%, to $27.9 million for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily attributable to a $8.7 million increase in employee compensation costs compared to 2021, of which $7.9 million was stock-based compensation primarily due to vesting of restricted stock awards related to the retirement of former named executive officers as well as additional grants outstanding during 2022 as compared to 2021. The increase in general and administrative expenses also included executive transition expenses of $1.8 million incurred during 2022 related to the separation and transition of retired named executive officers and $1.1 million of legal and advisory costs related to a stockholder cooperation agreement. The remaining increase in general and administrative costs was primarily due to $0.9 million of divestiture related costs and a $0.8 million increase in professional services, primarily related to a new provider of enterprise support services we engaged during the fourth quarter of 2021 as part of business optimization initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.4 million, or 7%, to $5.7 million for the three months ended September 30, 2022, as compared to the same period in 2021. This increase was primarily due to a $0.6 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the third quarter in 2021 to support our business. The increase was offset by a $0.2 million decrease in amortization expense related to definite-lived intangible assets which have been fully amortized since the end of the first quarter in 2021.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $2.7 million, an increase of $0.5 million, or 22%, as compared to the same period in 2021. The increase was primarily attributable to a $0.6 million increase in interest expense on the 2020 Credit Facility due to increased borrowings and an increase in interest rates in 2022 compared to 2021. The increase in interest expense was also due to amortization of the remaining balance of deferred financing costs to interest expense as a result of terminating the 2020 Credit Facility. As discussed under Liquidity and Capital Resources below, the Company fully repaid and terminated the 2020 Credit Facility on August 1, 2022.

The increase in interest expense was partially offset by the full satisfaction of the acquisition-related notes payable in October 2021 related to the October 2020 acquisition of Personica, LLC. Approximately $0.1 million of interest expense was recognized for the three months ended September 30, 2021 related to the acquisition-related notes payable.

Income Taxes

For the three months ended September 30, 2022 and 2021, we recorded income tax benefit of $7 thousand and income tax expense of $82 thousand, respectively, which resulted in effective tax rates of 0.0% and (0.7%), respectively. Income tax expense was primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that was currently limiting the realizability of our net deferred tax assets as of September 30, 2022 and 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended September 30, 2022 and 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Other Income

In connection with the sale of the PrescribeWellness Business, we entered into a transition services agreement (“TSA)” with TDS pursuant to which we are providing business support services for the PrescribeWellness Business after the sale. We recognized $479 of income related to the TSA for the three months ended September 2022, which is reported in other income on our consolidated statement of operation.

Net Loss from Discontinued Operations, Net of Tax

During the first quarter of 2022, we announced plans to evaluate non-core assets and commenced plans to sell the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively. On August 1, 2022, we completed the sale of the PrescribeWellness Business. Our completed sale of the PrescribeWellness Business and plan of sale with respect to DoseMe and SinfoníaRx represent a strategic business shift having a significant effect on our operations and financial results. As a result, we determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet the requirements as of September 30, 2022. Accordingly, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations in the consolidated financial statements.

Net loss from discontinued operations, net of tax, for the SinfoníaRx and DoseMe businesses was $10.3 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively. Net loss from discontinued operations, net of tax, for the PrescribeWellness Business was $3.9 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (Continuing Operations)

Product Revenue

Product revenue increased $27.6 million, or 20%, to $166.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $17.1 million to the increase. Medications dispensed on behalf of CareVention HealthCare by our community pharmacy network increased $5.4 million resulting from amended client agreements. In addition, new CareVention HealthCare clients that started services after the end of the third quarter in 2021 contributed $5.1 million to the increase in product revenue during 2022.

Service Revenue

Service revenue decreased $1.8 million, or 3%, to $50.2 million for the nine months ended September 30, 2022, as compared to the same period in 2021.

Medication safety services revenue decreased $6.5 million, or 74%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to the conclusion of the EMTM pilot program on December 31, 2021, which contributed $6.9 million of revenues during the nine months ended September 30, 2021. As a result, no revenues related to the EMTM program were recognized after December 31, 2021. This decrease was partially offset by the addition of new clients since the third quarter of 2021, which contributed $0.8 million of revenue during the nine months ended September 30, 2022.

The decrease in medication safety services was partially offset by a $4.6 million, or 11%, increase in CareVention HealthCare PACE solutions revenue to $47.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was attributable to the addition of new clients and growth with existing clients since the third quarter of 2021, primarily within our PBM solutions, third-party administration services, and risk adjustment services.

Cost of Product Revenue

Cost of product revenue increased $24.2 million, or 23%, to $129.2 million for the nine months ended September 30, 2022, as compared to the same period in 2021. Increased medication volume from growth in the number of patients served by our customers contributed approximately $19.2 million to the change, of which new clients contributed $3.2 million and $5.4 million was attributable to medications dispensed by our community pharmacy network on behalf of CareVention HealthCare as a result of amended client agreements. The increase in cost of product revenue was also due to a $3.0 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled. Cost of product revenue also increased $1.8 million due to employee compensation costs, including stock-based compensation, due to an increase in employee headcount.

Cost of Service Revenue

Cost of service revenue increased $2.6 million, or 7%, to $40.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily comprised of $8.3 million of costs related to a new vendor arrangement for business process support and technology services and an increase in information technology expenses of $0.7 million. These increases were partially offset by a $4.7 million reduction in employee compensation costs, including stock-based compensation, for the employees hired by the third-party provider and a $1.7 million reduction in resources contracted to deliver medication safety services due to the conclusion of the EMTM program on December 31, 2021.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 1%, to $11.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to investments in information technology spend of $0.4 million and $0.4 million of expenses related to non-recurring business optimization initiatives during 2022, specifically efforts associated with consolidating our electronic health records solutions platforms. The increase in research and development expenses was partially offset by a $0.7 million decrease in employee compensation costs compared to 2021, of which $0.5 million represented stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.5 million, or 7%, to $7.7 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily attributable to a $0.7 million decrease in stock-based compensation expense compared to 2021. This decrease was partially offset by an aggregate increase of $0.2 million in conference related travel expenses and professional consulting services related to executing our branding and marketing strategies.

General and Administrative Expenses

General and administrative expenses increased $13.2 million, or 29%, to $58.9 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to a $5.7 million increase in stock-based compensation expense compared to 2021 as a result of vesting of restricted stock awards related to the retirement of former named executive officers and additional grants outstanding during 2022 as compared to 2021. Professional services expense increased by $2.3 million related to a new provider of enterprise support services we engaged during the fourth quarter of 2021 as part of our business optimization initiatives and $0.7 million related to other professional services. The increase in general and administrative expenses also included $2.3 million of divestiture related costs, $2.0 million of executive transition costs primarily related to the retirement and transition of former named executive officers, and $1.1 million of legal and advisory costs related to a stockholder cooperation agreement. Additionally, the increase in general and administrative expenses was partially offset by a $1.1 million decrease in employee compensation costs primarily due to a decrease in employee headcount as a result of the Company’s business optimization initiative to outsource the enterprise support services previously mentioned.

Long-Lived Asset Impairment Charge

During the nine months ended September 30, 2022, we recorded a $4.1 million long-lived asset impairment charge related to certain capitalized software development costs. During the first quarter of 2022, we became aware of changes in circumstances impacting the future application of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, we recognized an impairment loss equal to $4.1 million for the nine months ended September 30, 2022. We did not record any long-lived asset impairment charges in 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.8 million, or 12%, to $16.9 million for the nine months ended September 30, 2022 from $15.1 million for the nine months ended September 30, 2021. This increase was primarily due to a $2.3 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the second quarter of 2021 to support our business. This increase was partially offset by a decrease in amortization expense of $0.7 million primarily due to definite-lived intangible assets which have been fully amortized since the end of the first quarter in 2022.

Interest Expense

Interest expense increased $0.5 million to approximately $7.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily attributable to a $1.1 million increase in interest expense on the 2020 Credit Facility due to an increase in borrowings and interest rates in 2022 compared to 2021. The increase in interest expense was also due to amortization of the remaining balance of deferred financing costs to interest expense as a result of terminating the 2020 Credit Facility. As discussed under Liquidity and Capital Resources below, the Company repaid and terminated the 2020 Credit Facility on August 1, 2022.

The increase in interest expense was partially offset by the full satisfaction of the acquisition-related notes payable in October 2021 related to the October 2020 acquisition of Personica, LLC. Approximately $0.5 million of interest expense was recognized for the nine months ended September 30, 2021 related to the acquisition-related notes payable.

Other Income

In connection with the sale of the PrescribeWellness Business, we entered into a transition services agreement (“TSA)” with TDS pursuant to which we are providing business support services for the PrescribeWellness Business after the sale. We recognized $479 of income related to the TSA for the nine months ended September 2022, which is reported in other income on our consolidated statement of operation.

Income Taxes

For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $0.4 million and $0.3 million, respectively, which resulted in effective tax rates of (0.6%) and (0.7%), respectively. Income tax expense was primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that was currently limiting the realizability of our net deferred tax assets as of September 30, 2022 and 2021. Accordingly, the tax benefit was limited due to unbenefited losses in the nine months ended September 30, 2022 and 2021. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Net Loss from Discontinued Operations, Net of Tax

During the first quarter of 2022, we announced plans to evaluate non-core assets and commenced plans to sell the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively. On August 1, 2022, we completed the sale of the PrescribeWellness Business. Our completed sale of the PrescribeWellness Business and plan of sale with respect to DoseMe and SinfoníaRx represent a strategic business shift having a significant effect on our operations and financial results. As a result, we determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet the requirements as of September 30, 2022. Accordingly, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations in the consolidated financial statements.

Net loss from discontinued operations, net of tax, for the SinfoníaRx and DoseMe businesses was $32.3 million and $11.7 million for the nine months ended September 30, 2022 and 2021, respectively. Net loss from discontinued operations, net of tax, for the PrescribeWellness Business was $26.6 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA consists of net loss plus certain other expenses, which include interest expense, provision for income taxes, depreciation and amortization, impairment charges, settlement costs, business optimization expenses, severance costs, executive transition costs, cooperation agreement costs, divestiture-related expense, acquisition-related expense, loss on disposal of business, and stock-based compensation expense. We consider settlement costs to include amounts payable by us or reductions to amounts owed to us as a result of a contractual settlement. We consider business optimization expenses to include contract termination payments, severance, retention payments, and other employee and non-recurring vendor costs incurred related to our business optimization initiatives during 2022. We consider severance costs to include severance payments related to the realignment of our resources. We consider executive transition costs to include nonrecurring costs related to the hiring and onboarding of new named executive officers and separation costs related to former named executive officers. We consider cooperation agreement costs to include legal, professional services, and other non-recurring costs related to our cooperation agreement with Indaba Capital Management. We consider divestiture-related expense to include nonrecurring direct transaction costs. We consider acquisition-related expense to include nonrecurring direct transaction and integration costs. We consider loss on disposal of business to include the nonrecurring loss resulting from the sale of the PrescribeWellness Business. We present Adjusted EBITDA because it is one of the measures used by our management and Board of Directors to understand and evaluate our core operating performance, and we consider it an important supplemental measure of performance. We believe this metric is commonly used by the financial community, and we present it to enhance investors’ understanding of our operating performance. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance.

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

Adjusted EBITDA is not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, Adjusted EBITDA has limitations in that it does not reflect all the amounts associated with our results of operations as determined in accordance with GAAP. In particular:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future. Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
●	Adjusted EBITDA does not reflect cash interest income or expense;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and related employer taxes;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
●	Adjusted EBITDA does not reflect costs incurred in connection with our business optimization initiatives during 2022;

●	Adjusted EBITDA does not reflect severance costs related to the realignment of our resources; and

●	Adjusted EBITDA does not reflect executive transition costs related to the hiring and onboarding of new named executive officers and separation costs related to former named executive officers;

●	Adjusted EBITDA does not reflect costs related to our cooperation agreement with Indaba Capital Management;

●	Adjusted EBITDA does not reflect costs incurred in connection with our plans to divest non-core businesses;

●	other companies, including companies in our industry, may calculate Adjusted EBITDA, or similarly titled measures differently, which reduce its usefulness as a comparative measure.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA (loss)
Net loss	$(40,065)	$(17,111)	$(117,868)	$(57,684)
Add:
Interest expense, net	2,717	2,230	7,430	6,959
Income tax (benefit) expense	(101)	134	(294)	466
Depreciation and amortization	5,723	12,099	24,285	35,343
Impairment charges	5,845	—	46,355	—
Settlement	—	—	1,448	500
Business optimization expenses	—	—	787	—
Severance costs	122	354	697	516
Executive transition	1,821	—	1,971	—
Cooperation agreement costs	1,122	—	1,122	—
Divestiture-related expense	1,161	—	2,807	—
Loss on disposal of business	2,879	—	2,879	—
Acquisition-related expense	—	—	—	217
Stock-based compensation expense	17,236	8,011	32,537	28,962
Adjusted EBITDA (loss) (1)	$(1,540)	$5,717	$4,156	$15,279

(1)	The financial results and Adjusted EBITDA related to discontinued operations have not been segregated. The table above includes the results of continuing and discontinued operations. See Note 3 and Note 16 in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for discussion of discontinued operations and segment reporting for continuing operations, respectively.

Liquidity and Capital Resources

We incurred a net loss of $117.9 million and $57.7 million for the nine months ended September 30, 2022 and 2021, respectively. Our primary liquidity and capital requirements are for research and development, sales and marketing, general and administrative expenses, and debt service obligations. We have funded our operations, working capital needs, and investments with cash generated through operations, proceeds from the divestiture of a non-core business, issuance of stock, and prior borrowings under the terminated 2020 Credit Facility. At September 30, 2022, we had unrestricted cash of $80.8 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$9,753	$3,017
Net cash provided by (used in) investing activities	93,680	(24,260)
Net cash (used in) provided by financing activities	(30,898)	8,072
Net increase (decrease) in cash and restricted cash (1)	$72,535	$(13,171)

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in the notes to the consolidated financial statements as reported in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was $9.8 million for the nine months ended September 30, 2022 and consisted of our net loss of $117.9 million offset by changes in our operating assets and liabilities totaling $20.1 million and the addition of noncash items of $107.5 million. The noncash items primarily included $46.4 million of impairment charges primarily related to our long-lived assets and goodwill, $32.5 million of stock-based compensation expense, $24.3 million of depreciation and amortization expense, a $2.9 million loss related to the sale of the PrescribeWellness Business, and $2.0 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes, partially offset by a $0.5 million change in net deferred taxes. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and other liabilities and increase in accounts payable due to the timing of vendor payments and an increase in consideration payable to customers of our PBM solutions. The change in operating assets and liabilities was also due to a decrease in accounts receivable, primarily as a result of improved collections, and an increase in long-term liabilities due to the vendor financing arrangement entered into in February 2022 related to business process outsourcing and technology services for our third-party administration services and electronic health records solutions. The change in operating assets and liabilities was partially offset by an increase in client claims receivable due to increased growth in PBM services utilized by our pharmacy clients.

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2021 and consisted primarily of our net loss of $57.7 million and changes in our operating assets and liabilities totaling $5.6 million, offset by the addition of noncash items of $66.3 million. The noncash items primarily included $35.3 million of depreciation and amortization expense, $29.0 million of stock-based compensation expense, $1.7 million of amortization of deferred financing costs and debt discounts primarily related to the 2026 Notes and acquisition-related notes payable, and a $0.3 million change in net deferred taxes, offset by acquisition-related contingent consideration paid of $0.1 million related to the acquisition of Cognify in 2018. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets and an increase in other assets. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The increase in other assets was primarily due to an increase in nontrade receivables. The change in operating assets and liabilities was partially offset by an increase in accounts payable and accrued expenses and other liabilities.

Investing Activities

Net cash provided by investing activities was $93.7 million for the nine months ended September 30, 2022 and consisted primarily of $118.6 million of proceeds received from the sale of PrescribeWellness Business, which were offset by $23.9 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies and $1.0 million in purchases of property and equipment to support technology-related needs and infrastructure for our pharmacies and health plan management services.

Net cash used in investing activities was $24.3 million for the nine months ended September 30, 2021, which included $22.6 million in software development costs for our CareVention HealthCare and MedWise HealthCare technologies. Net cash used in investing activities also included $1.6 million in purchases of property and equipment primarily to support technology-related needs and infrastructure at our pharmacies, call center locations, and Moorestown, New Jersey headquarters, and improvements for our office space in Eden Prairie, Minnesota to support our health plan management services.

Financing Activities

Net cash used in financing activities was $30.9 million for the nine months ended September 30, 2022 and consisted primarily of $57.2 million of principal repayments on our 2020 Credit Facility, which was terminated on August 1, 2022, $1.1 million of payments on employee taxes for shares withheld, and $0.4 million of payments of debt financing costs. The cash used in financing activities for the nine months ended September 30, 2022 was partially offset by $27.7 million of borrowings on our 2020 Credit Facility to support business operations and initiatives and $0.1 million of proceeds received from the exercise of stock options.

Net cash provided by financing activities was $8.1 million for the nine months ended September 30, 2021 and included $17.5 million of borrowings on our 2020 Credit Facility to fund the repayment of the first and second promissory notes in connection with the October 2020 acquisition of Personica, LLC and $3.7 million of proceeds received from the exercise of stock options. Net cash provided by financing activities was partially offset by repayments of $13.0 million related to the first and second promissory notes in connection with the Personica, LLC acquisition and $0.1 million for the final payment of the contingent purchase price consideration in connection with the 2018 acquisition of the Cognify business.

Funding Requirements

On December 18, 2020, we entered into the 2020 Credit Facility with Western Alliance Bank (“WAB”), which provided for a $120.0 million secured revolving credit facility, with a $1.0 million sublimit for cash management services and letters of credit and foreign exchange transactions. The 2020 Credit Facility was scheduled to mature on May 16, 2025.

On August 1, 2022, we entered into a payoff letter with WAB with respect to the 2020 Credit Facility, pursuant to which we voluntarily elected to pay all amounts outstanding, including principal and interest, under the 2020 Credit Facility and related loan documents (the “Pay Off”) using cash on hand and proceeds from the sale of PrescribeWellness Business. Accordingly, on August 1, 2022, we paid a total of $57.4 million to WAB for the Pay Off, and terminated the 2020 Credit Facility and related loan documents.

We believe that our unrestricted cash of $80.8 million as of September 30, 2022, cash flows from continuing operations, and anticipated proceeds from the sales of the SinfoníaRx and DoseMe businesses will be sufficient to fund our planned operations through at least November 2023. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Form 10-K.

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

Except as disclosed in Note 2 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three and nine months ended September 30, 2022 as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2021 Form 10-K for the three and nine months ended September 30, 2022.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We recently engaged in a process with one of our significant stockholders, which culminated in our entering into a cooperation agreement (the “Cooperation Agreement”) with that stockholder and several resulting changes in our management and corporate governance. The stockholder also agreed to customary standstill provisions during the term of the Cooperation Agreement which extends until the date that is forty-five (45) days before the nomination window closes under the Bylaws for the Company’s 2023 Annual Meeting.

That stockholder, following the termination of the standstill provisions in the Cooperation Agreement, or another activist stockholder, may attempt to effect additional changes in our strategic direction, and in furtherance thereof, seek changes in how our company is governed, through further changes to our Board of Directors or otherwise. While our Board and management team will continue to strive to maintain constructive, ongoing communications with our stockholders, including Indaba Capital Management, and welcomes their views and opinions with the goal of enhancing value for all stockholders, if that stockholder takes further action, or if another stockholder were to launch an activist campaign that seeks to further replace members of our Board or changes in our strategic direction, it could have an adverse effect on us because:

●	Responding to actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

●	Perceived uncertainties as to our future direction as a result of changes to the composition of our Board or changes to our stockholder base may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities, cause concern for our client base, and make it more difficult to attract and retain qualified personnel and business partners;

●	These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

●	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Tabula Rasa HealthCare, Inc.	8-K	7/26/2022	3.1
3.3	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Rights Agreement, dated as of July 25, 2022, by and between Tabula Rasa HealthCare, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	7/26/2022	4.1
10.1††	Asset Purchase Agreement, by and among Tabula Rasa HealthCare Group, Inc., Transaction Data Systems, Inc., and Tabula Rasa HealthCare, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.1
10.2††	Asset Purchase Agreement, by and between Tabula Rasa HealthCare Group, Inc., and karmadata, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.2
10.3	Cooperation Agreement, by and between Tabula Rasa HealthCare, Inc. and Indaba Capital Management, L.P., dated as of September 13, 2022	8-K	9/14/2022	10.1
10.4	Executive Transition and Separation Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. C. Knowlton, dated as of September 13, 2022	8-K	9/14/2022	10.2
10.5	Executive Transition and Separation Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. O. Knowlton, dated as of September 13, 2022	8-K	9/14/2022	10.3
10.6	Consulting Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. C. Knowlton, dated as of September 13, 2022	8-K	9/14/2022	10.4
10.7	Consulting Agreement, by and between Tabula Rasa HealthCare, Inc. and Dr. O. Knowlton, dated as of September 13, 2022	8-K	9/14/2022	10.5
10.8	Form of 2022 Performance Stock Unit Award Agreement				X
10.9	Indemnification Agreement, by and between Tabula Rasa HealthCare, Inc. and Jonathan Schwartz, dated as of September 13, 2022				X
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

					X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase				X
101.DEF	Inline XBRL Definition Linkbase				X
101.LAB	Inline XBRL Label Linkbase				X
101.PRE	Inline XBRL Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: November 4, 2022	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)