Form 10-Q
period 2023-03-31
Tabula Rasa HealthCare, Inc.
filed 2023-05-09
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the Registrant had 26,851,311 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$67,190	$70,017
Restricted cash	6,240	12,372
Accounts receivable, net of allowance of $699 and $368, respectively	19,143	19,252
Inventories	7,390	6,566
Prepaid expenses	4,313	4,664
Client claims receivable	14,441	16,377
Divestiture-related note receivable	3,492	—
Other current assets	20,744	18,187
Current assets of discontinued operations	—	22,825
Total current assets	142,953	170,260
Property and equipment, net	9,408	9,158
Operating lease right-of-use assets	10,079	10,483
Software development costs, net	32,432	32,592
Goodwill	115,323	115,323
Intangible assets, net	36,727	38,326
Contingent consideration receivable	2,550	3,350
Other assets	6,125	4,657
Total assets	$355,597	$384,149

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Current operating lease liabilities	$2,798	$2,708
Accounts payable	21,906	19,459
Client claims payable	11,453	10,781
Accrued expenses and other liabilities	49,719	55,745
Current liabilities of discontinued operations	458	13,389
Total current liabilities	86,334	102,082
Long-term debt, net of discount of $2,915 and $3,160, respectively	232,357	232,112
Long-term debt – related party, net of discount of $1,113 and $1,206, respectively	88,615	88,522
Noncurrent operating lease liabilities	12,395	12,786
Deferred income tax liability, net	1,492	1,380
Other long-term liabilities	5,268	4,298
Total liabilities	426,461	441,180

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,128,345 and 28,031,616 shares issued and 26,868,529 and 27,129,096 shares outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Treasury stock, at cost; 1,259,816 and 902,520 shares at March 31, 2023 and December 31, 2022, respectively	(4,013)	(3,391)
Additional paid-in capital	356,901	354,214
Accumulated deficit	(423,755)	(407,857)
Total stockholders’ equity (deficit)	(70,864)	(57,031)
Total liabilities and stockholders’ equity (deficit)	$355,597	$384,149

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Medication revenue	$68,750	$50,973
Technology-enabled solutions revenue	19,527	16,137
Total revenue	88,277	67,110
Cost of revenue, exclusive of depreciation and amortization shown below:
Cost of medication revenue	53,082	39,552
Cost of technology-enabled solutions revenue	14,442	13,169
Total cost of revenue, exclusive of depreciation and amortization	67,524	52,721
Operating expenses:
Research and development	1,279	3,965
Sales and marketing	2,453	2,649
General and administrative	16,577	15,878
Change in fair value of contingent consideration receivable	400	—
Long-lived asset impairment charge	—	4,062
Depreciation and amortization	6,200	5,742
Total operating expenses	26,909	32,296
Loss from operations	(6,156)	(17,907)
Other income (expense):
Interest expense, net	(1,265)	(2,269)
Other income	452	—
Total other expense, net	(813)	(2,269)
Loss from continuing operations before income taxes	(6,969)	(20,176)
Income tax expense	105	216
Net loss from continuing operations	(7,074)	(20,392)
Net loss from discontinued operations, net of tax	(8,824)	(7,801)
Net loss	$(15,898)	$(28,193)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.28)	$(0.85)
Net loss per share from discontinued operations, basic and diluted	(0.35)	(0.33)
Total net loss per share, basic and diluted	$(0.63)	$(1.18)

Weighted average common shares outstanding, basic and diluted	25,244,720	23,865,801

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023	28,031,616	$3	(902,520)	$(3,391)	$354,214	$(407,857)	$(57,031)
Issuance of restricted stock	25,167	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(232,208)	—	—	—	—
Exercise of stock options, net of shares withheld	71,562	—	—	—	219	—	219
Shares withheld for payment of employee taxes	—	—	(125,088)	(622)	—	—	(622)
Stock-based compensation expense	—	—	—	—	2,468	—	2,468
Net loss	—	—	—	—	—	(15,898)	(15,898)
Balance, March 31, 2023	28,128,345	$3	(1,259,816)	$(4,013)	$356,901	$(423,755)	$(70,864)

	Stockholders' Equity (Deficit)
	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756
Issuance of common stock awards	16,471	—	—	—	—	—	—
Issuance of restricted stock	297,434	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(138,882)	—	—	—	—
Exercise of stock options, net of shares withheld	11,646	—	—	—	60	—	60
Stock-based compensation expense	—	—	—	—	8,609	—	8,609
Net loss	—	—	—	—	—	(28,193)	(28,193)
Balance, March 31, 2022	26,361,787	$3	(508,684)	$(4,292)	$329,061	$(288,540)	$36,232

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,898)	$(28,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,200	13,073
Amortization of deferred financing costs and debt discount	338	468
Deferred taxes	112	276
Stock-based compensation	2,468	8,609
Change in fair value of contingent consideration receivable	400	—
Impairment charges	363	4,902
Net loss on disposal of businesses	4,736	—
Other noncash items	246	(95)
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable, net	(19)	(5,570)
Inventories	(824)	544
Prepaid expenses and other current assets	(1,878)	(7,131)
Client claims receivables	1,936	(1,679)
Other assets	61	(374)
Accounts payable	111	80
Accrued expenses and other liabilities	(8,115)	(2,274)
Client claims payables	672	391
Other long-term liabilities	337	1,238
Net cash used in operating activities	(8,754)	(15,735)

Cash flows from investing activities:
Purchases of property and equipment	(719)	(217)
Software development costs	(2,485)	(8,749)
Proceeds from divestitures of businesses	3,384	—
Net cash provided by (used in) investing activities	180	(8,966)

Cash flows from financing activities:
Proceeds from exercise of stock options	219	60
Payments for employee taxes for shares withheld	(622)	—
Payments for debt financing costs	—	(350)
Borrowings on line of credit	—	27,700
Net cash (used in) provided by financing activities	(403)	27,410

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,977)	2,709
Cash, cash equivalents and restricted cash, beginning of period	82,407	15,706
Cash, cash equivalents and restricted cash, end of period (1)	$73,430	$18,415

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$2,858	$—
Purchases of property and equipment and software development through vendor financing arrangements	$968	$—
Cash paid for interest	$2,844	$3,269
Cash paid for taxes (income tax refund)	$(28)	$8
Interest costs capitalized to software development costs	$11	$87

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,190	$14,449
Restricted cash	6,240	3,839
Cash from discontinued operations	—	127
Total cash, cash equivalents and restricted cash	$73,430	$18,415

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the unaudited consolidated statements of cash flows include the results of continuing and discontinued operations. See Note 3 for discussion of discontinued operations.

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

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

(a)Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company’s interim consolidated financial position for the periods indicated. The interim results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2023 (the “2022 Form 10-K”).

Except as described below, there have been no material changes to the Company’s significant accounting policies described in the 2022 Form 10-K that have a material impact on the Company’s accompanying unaudited consolidated financial statements and related notes.

(b) Segment Reporting

The Company previously operated its business through two segments, CareVention HealthCare and MedWise HealthCare. During the first quarter of 2022, the Company announced plans to evaluate non-core assets, refocus its corporate strategy, and increase stockholder value. As a result, the Company commenced plans to sell the SinfoníaRx, DoseMe, and PrescribeWellness businesses, which the Company acquired in September 2017, January 2019, and March 2019, respectively. The Company completed the sales of its unincorporated PrescribeWellness business (the “PrescribeWellness Business”), DoseMe business (the “DoseMe Business”), and SinfoníaRx business (the “SinfoníaRx Business”) in August 2022, January 2023, and March 2023, respectively. The completed sales of these businesses represented a strategic business shift, having a significant effect on the Company’s operations and financial results. As a result, the Company determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022, and subsequently continued to meet the requirements through their respective sale dates. Accordingly, unless otherwise indicated, the accompanying consolidated financial statements reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout the notes to the consolidated financial statements relate to the Company’s continuing operations.

The PrescribeWellness, DoseMe, and SinfoníaRx businesses collectively comprised the majority of the Company’s MedWise HealthCare segment. As a result of the sales of these businesses, the Company reevaluated its operating segments with respect to the CareVention HealthCare segment and the remaining MedWise HealthCare segment. Subsequent to the sales of these businesses, the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates performance and allocates resources based on the consolidated results of the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company. Therefore, the Company consolidated its two operating segments to one segment by merging the CareVention HealthCare segment and the remaining MedWise HealthCare segment. The Company now operates its business as one segment as of March 31, 2023. Prior comparative periods have been revised to conform with the current period segment presentation.

See Note 3 for further information on the Company’s discontinued operations and the Company’s sales of the PrescribeWellness, DoseMe, and SinfoníaRx businesses.

(c)Assets and Liabilities Held for Sale and Discontinued Operations

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

(d)Cloud Computing Arrangements

Costs to implement cloud computing arrangements that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized implementation costs are amortized on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the service is ready for its intended use. As of March 31, 2023 and December 31, 2022, capitalized implementation costs of $882 and $882, respectively, were included in prepaid expenses. As of March 31, 2023 and December 31, 2022, $1,276 and $1,276, respectively, were included in other assets on the Company’s consolidated balance sheets. Accumulated amortization for these arrangements was $712 and $590 as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for the three months ended March 31, 2023 and 2022 was $122 and $53, respectively.

(e)Vendor Financing Arrangements

On February 24, 2022, the Company expanded its existing relationship with a third-party service provider for business process outsourcing and technology services for its third-party administration services and electronic health records solutions. As a result, the third-party provider hired approximately 180 employees from the Company, hired to fill existing open positions, and have augmented with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115,300.

The arrangement includes extended payment terms for cloud computing implementation costs, internally developed software support, and business process support. In order to determine the present value of the commitment, the Company used an imputed interest rate of 9.5%, which was reflective of its estimated uncollateralized borrowing rate at signing. As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the financing arrangement was $6,160 and $5,169, respectively, with an unamortized discount of $1,502 and $1,239, respectively, which was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On October 1, 2022, the Company entered into a purchase arrangement with a third-party software support and service provider to purchase software licenses for total fees of $1,065. The purchased software licenses were delivered to the Company on the purchase date. The arrangement allows the Company to pay the fees over 36 monthly installment payments. The Company used an imputed interest rate of 10.0%, which was reflective of its estimated collateralized borrowing rate on purchase date. As of March 31, 2023 and December 31, 2022, the outstanding principal balance of the financing arrangement was $832 and $916, respectively, with an unamortized discount of $135 and $138, respectively, which was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

Imputed interest expense from vendor financing arrangements was $104 and $6 for the three months ended March 31, 2023 and 2022, respectively.

(f)Allowance for Credit Losses

The Company maintains an allowance for credit losses to provide for expected credit losses on its divestiture-related notes receivable. The allowance for credit losses is based on the Company’s analysis of the expected future cash flows, as well as an assessment of the debtor’s credit quality. All losses are charged to the allowance when the loss occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery. The Company evaluates its allowance for credit losses quarterly. As of March 31, 2023, the allowance for credit losses on the divestiture-related notes receivable was $151. See Note 7 for additional information on the Company’s divestiture-related notes receivable.

(g)Concentrations of Credit Risk

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

As of March 31, 2023 and December 31, 2022, no client represented more than 10% of net accounts receivable.

As of March 31, 2023, one client represented 16% of client claims receivable. As of December 31, 2022, one client represented 14% of client claims receivable.

For the three months ended March 31, 2023 and 2022, one client accounted for 14% and 16% of total revenue, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(h)Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under FASB Accounting Standards Codification Topic 606 (Revenue from Contracts with Customers) in order to align the recognition of a contract liability with the definition of performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022; early adoption is permitted. The Company adopted ASU 2021-08 on January 1, 2023 and determined that it did not have a significant impact on the consolidated financial statements.

3.     Discontinued Operations

Divestiture of the PrescribeWellness Business

On August 1, 2022 (the “PW Sale Date”), the Company completed the sale of its PrescribeWellness Business, including the assets, properties, and rights that were primarily used or held for use in connection with the PrescribeWellness Business, as well as the KD Assets (as defined below) to Transaction Data Systems, Inc. (“TDS”). On the PW Sale Date, the Company also completed the acquisition of certain intellectual property from karmadata, Inc. (“KD”) that had historically been licensed to the Company, (the “KD Assets”). The KD Assets acquired were simultaneously transferred to TDS on the PW Sale Date. The purchase consideration included $125,000 in cash, subject to certain customary post-closing adjustments, of which $118,561 was paid directly to the Company and $5,900 was paid to KD on the PW Sale Date. In October 2022, TDS also paid the Company $1,477 for certain customary post-closing adjustments after the PW Sale Date. The Company is also entitled to receive up to $15,000 of contingent consideration based upon the PrescribeWellness Business’s achievement of certain performance-based metrics during the fiscal years ending December 31, 2023 and 2024. The contingent consideration had an estimated fair value of $7,000 on the PW Sale Date. See Note 15 for additional discussion on the fair value assessment of the contingent consideration receivable.

In connection with the sale of the PrescribeWellness Business, the Company entered into a transition services agreement (“PW TSA”) with TDS, pursuant to which the Company provided services, including, but not limited to, business support services for the PrescribeWellness Business after the sale through January 2023. The Company recognized $4 of income related to the PW TSA for the three months ended March 31, 2023, which is reported in other income in the Company’s consolidated statement of operations.

During the first quarter of 2022, as a result of the Company’s intention to sell the PrescribeWellness Business, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company determined that there was an excess of fair value less costs to sell over the carrying value of the net assets held for sale PrescribeWellness Business. As a result, no impairment charges were recorded on goodwill or net assets held for sale for the three months ended March 31, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the results of operations of the PrescribeWellness Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations:

Three Months Ended
March 31, 2022
Revenue	$8,884
Cost of revenue, exclusive of depreciation and amortization	3,170
Operating expenses	7,490
Loss from discontinued operations before income taxes	(1,776)
Income tax expense	27
Net loss from discontinued operations, net of tax	$(1,803)

The following table summarizes the significant operating noncash items and investing activities of the PrescribeWellness Business:

Three Months Ended
March 31, 2022
Depreciation and amortization	$4,551
Stock-based compensation	267
Purchases of property and equipment	(9)
Software development costs	(1,902)

Divestiture of the DoseMe Business

On January 20, 2023 (the “DoseMe Sale Date”), the Company completed the sale of its DoseMe Business, including the assets, properties, and rights that were primarily used or held for use in connection with the DoseMe Business, to DoseMe Operations Inc. (“DoseMe Operations”). The purchase consideration included $2,000 in cash, subject to certain customary post-closing adjustments, of which $1,984 was paid directly to the Company on the DoseMe Sale Date. The purchase consideration also includes a note receivable of $3,000 with an annual interest rate of 7%, which matures on January 20, 2027. See Note 7 for additional information on the divestiture-related note receivable.

In connection with the sale of the DoseMe Business, the Company entered into a transition services agreement (“DoseMe TSA”) with DoseMe Operations, pursuant to which the Company is providing services, including, but not limited to, business support services for the DoseMe business after the sale through October 2023. The Company recognized $50 of income related to the DoseMe TSA for the three months ended March 31, 2023, which is reported in other income in the Company’s consolidated statement of operations.

During the first quarter of 2022, as a result of the Company’s intention to sell the DoseMe Business, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the fair value less costs to sell did not exceed the carrying value of the net assets held for sale for the DoseMe Business. As a result, the Company recorded goodwill impairment charges of $740 and impairment charges of $100 on net assets held for sale, summarized in the results of the DoseMe Business presented below. On January 20, 2023, the Company recorded a final gain of $222 on the sale of the DoseMe Business.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the net assets sold as finally reported on the DoseMe Sale Date of January 20, 2023 and as classified as discontinued operations on the consolidated balance sheets as of December 31, 2022:

	January 20,	December 31,
	2023	2022
Cash	$200	$18
Accounts receivable, net	407	530
Prepaid expenses and other assets	57	43
Property and equipment, net	30	30
Software development costs, net	421	421
Goodwill	1,927	1,927
Intangible assets, net	9,372	9,372
Impairment of carrying value	(7,730)	(7,730)
Total current assets of discontinued operations	$4,684	$4,611

Accounts payable	$47	$42
Accrued expenses and other liabilities	1,214	1,231
Total current liabilities of discontinued operations	$1,261	$1,273

The following table summarizes the results of operations of the DoseMe Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Revenue	$64	$371
Cost of revenue, exclusive of depreciation and amortization	3	41
Operating expenses	432	1,383
Impairment charges	—	840
Gain on disposal of business	222	—
Loss from discontinued operations before income taxes	(149)	(1,893)
Income tax expense	54	29
Net loss from discontinued operations, net of tax	$(203)	$(1,922)

The following table summarizes the significant operating noncash items and investing activities of the DoseMe Business:

	Three Months Ended
	March 31,
	2023	2022
Depreciation and amortization	$—	$655
Impairment charges	—	840
Stock-based compensation	1	179
Gain on disposal of business	222	—
Software development costs	—	(85)

Divestiture of the SinfoníaRx Business

On March 2, 2023 (the “SinfoníaRx Sale Date”), the Company completed the sale of its SinfoníaRx Business, including the assets, properties, and rights that were primarily used or held for use in connection with the SinfoníaRx

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Business to Symphony Clinic, LLC (“Symphony”). The purchase consideration included $1,400 in cash, subject to certain customary post-closing adjustments, which was paid directly to the Company on the SinfoníaRx Sale Date. The purchase consideration also includes a note receivable of $3,600 with an annual interest rate of 3%, which matures on December 31, 2023. The Company may also be entitled to receive up to $1,000 in contingent consideration based upon potential regulatory changes affecting the SinfoníaRx Business. The contingent consideration had an estimated fair value of $500 on the SinfoníaRx Sale Date. See Note 7 for additional discussion on the divestiture-related note receivable and Note 15 for additional discussion on the fair value assessment of the contingent consideration receivable.

In connection with the sale of the SinfoníaRx Business, the Company entered into a transition services agreement (“SinfoníaRx TSA”) with Symphony, pursuant to which the Company is providing services, including, but not limited to, business support services for the SinfoníaRx Business after the sale through December 2023. The Company recognized $398 of income related to the SinfoníaRx TSA for the three months ended March 31, 2023, which is reported in other income in the Company’s consolidated statement of operations.

During the first quarter of 2022, as a result of the Company’s intention to sell the SinfoníaRx Business, the Company prepared an impairment test on the related net assets held for sale. Using a market approach to determine fair value, the Company determined that there was an excess of fair value less costs to sell over the carrying value of the net assets held for sale for the SinfoníaRx Business. As a result, no impairment charges were recorded on goodwill or net assets held for sale for the three months ended March 31, 2022. On March 2, 2023, the Company recorded an additional $4,958 for the final loss on the sale of the SinfoníaRx Business.

The following table summarizes the net assets sold as finally reported on the SinfoníaRx Sale Date of March 2, 2023, and as classified as discontinued operations on the consolidated balance sheets as of December 31, 2022:

	March 2,	December 31,
	2023	2022
Accounts receivable, net	$3,958	$3,707
Prepaid expenses and other assets	2,228	2,174
Property and equipment, net	1,279	1,320
Operating lease right-of-use assets	2,213	3,991
Software development costs, net	7,500	7,142
Intangible assets, net	13,263	13,263
Impairment of carrying value	(13,383)	(13,383)
Total current assets of discontinued operations	$17,058	$18,214

Operating lease liabilities	$1,928	$3,525
Accounts payable	1,159	3,188
Accrued expenses and other liabilities	3,684	5,403
Total current liabilities of discontinued operations	$6,771	$12,116

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the results of operations of the SinfoníaRx Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Revenue	$3,536	$7,240
Cost of revenue, exclusive of depreciation and amortization	4,919	6,534
Operating expenses	1,917	4,720
Impairment charges	363	—
Loss on disposal of business	4,958	—
Loss from discontinued operations before income taxes	(8,621)	(4,014)
Income tax expense	—	62
Net loss from discontinued operations, net of tax	$(8,621)	$(4,076)

The following table summarizes the significant operating noncash items and investing activities of the SinfoníaRx Business:

	Three Months Ended
	March 31,
	2023	2022
Depreciation and amortization	$—	$2,125
Impairment charges	363	—
Stock-based compensation	37	460
Loss on disposal of business	4,958	—
Purchases of property and equipment	—	(1)
Software development costs	(358)	(1,043)

4.     Revenue

The Company generates revenue from medication fulfillment pharmacy services provided to PACE organizations and technology-enabled solutions tailored to the specific needs of the healthcare organizations that it serves.

Client contracts generally have a term of one to five years and generally renew at the end of the initial term. In most cases, clients may terminate their contracts with a notice period ranging from zero to 180 days without cause, thereby limiting the term in which the Company has enforceable rights and obligations. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the goods or services provided. Generally, there are not significant differences between the timing of revenue recognition and billing. Consequently, the Company has determined that client contracts do not include a financing component.

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

Medication Revenue

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

Technology-Enabled Solutions Revenue

Value-Based Care Solutions

The Company provides medication safety services and health plan management services to PACE organizations. These services primarily include medication reviews, risk adjustment services, third-party administration services, and pharmacy benefit management (“PBM”) solutions. Revenue related to these services primarily consists of a fixed monthly fee assessed based on number of members served (“per member, per month”), a fee for each claim adjudicated, and subscription fees. These fees are recognized when the Company satisfies its performance obligation to stand ready to provide PACE services, which occurs when the Company’s clients have access to the PACE services. The Company generally bills for PACE services on a monthly basis.

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

The Company also provides medication safety services to other healthcare organizations, which include identification of high-risk individuals, medication regimen reviews, including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of per member, per month fees and fees for each medication review and clinical assessment completed. Revenue is recognized when the Company satisfies its performance obligation to stand ready to provide medication safety services, which occurs when the Company’s clients have access to the medication safety services and when medication reviews and clinical assessments are completed. The Company generally bills for the medication reviews and clinical assessments when they are completed. The Company generally bills for the medication safety services on a monthly basis.

Software Subscription and Services

The Company provides software as a service (“SaaS”) solutions which include electronic health records software and solutions that allow for the identification of individuals with high medication-related risk and for optimizing medication therapy. Revenues related to these SaaS solutions primarily consist of monthly subscription fees and are recognized monthly as the Company meets its performance obligation to provide access to the software. Revenue for implementation and set-up services is generally recognized over the contract term as the software services are provided. The Company generally bills for the software services on a monthly basis.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major revenue category. Substantially all of the Company’s revenue is recognized in the U.S.

	Three Months Ended
	March 31,
	2023	2022
Medication revenue	$68,750	$50,973
Technology-enabled solutions revenue:
Value-based care solutions	15,311	12,769
Software subscription and services	4,216	3,368
Total revenue	$88,277	$67,110

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022
Contract assets	$16,643	$15,115
Contract liabilities	3,115	3,435

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

March 31,
2023
Contract assets:
Contract assets, beginning of period	$15,115
Decreases due to cash received	(9,001)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	643
Changes during the period, net of reclassifications to receivables	9,886
Contract assets, end of period	$16,643

Contract liabilities:
Contract liabilities, beginning of period	$3,435
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(1,497)
Increases due to cash received, excluding amounts recognized as revenue during the period	1,177
Contract liabilities, end of period	$3,115

During the three months ended March 31, 2022, the Company recognized $1,432 of revenue that was included in the December 31, 2021 contract liability balance of $2,191.

5.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended
	March 31,
	2023	2022
Numerator (basic and diluted):
Net loss from continuing operations	$(7,074)	$(20,392)
Net loss from discontinued operations	(8,824)	(7,801)
Net loss	$(15,898)	$(28,193)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	25,244,720	23,865,801

Net loss per share from continuing operations, basic and diluted	$(0.28)	$(0.85)
Net loss per share from discontinued operations, basic and diluted	(0.35)	(0.33)
Total net loss per share, basic and diluted	$(0.63)	$(1.18)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of March 31, 2023 and 2022, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	March 31,
	2023	2022
Stock options to purchase common stock	981,476	1,538,993
Unvested restricted stock and restricted stock units	1,624,848	1,938,780
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	4,646,393
	11,899,110	12,770,559

For the three months ended March 31, 2023 and 2022, shares related to the conversion of the convertible senior subordinated notes were included in the table above using the if-converted method.

For the period ended March 31, 2023 and 2022, shares related to performance stock units were excluded from the table above, as the performance conditions were unmet as of March 31, 2023 and 2022 (see Note 14).

6.     Other Current Assets

As of March 31, 2023 and December 31, 2022, other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Contract assets	$16,643	$15,115
Divestiture-related contingent consideration receivables	900	—
Non-trade receivables	665	719
Other	2,536	2,353
Total other current assets	$20,744	$18,187

7.     Divestiture-Related Notes Receivable

In connection with the sale of the DoseMe Business on January 20, 2023, the Company and DoseMe Operations executed a note receivable with principal of $3,000 and an annual interest rate of 7.0%, which matures on January 20, 2027. Pursuant to the terms of the sale agreement, the principal of the note receivable was adjusted for certain customary post-closing adjustments to $2,905 as of March 31, 2023. The note receivable was recorded at the estimated fair value of $1,610 on the DoseMe Sale Date of January 20, 2023 utilizing an imputed interest rate of 21.2%, which considers the risk-free rate corresponding to the term of the note receivable and risk premium attributed to the buyer’s credit rating for a secured or collateralized instrument. The divestiture-related note receivable is recorded in other assets on the Company’s consolidated balance sheet.

In connection with the sale of the SinfoníaRx Business on March 2, 2023, the Company and Symphony executed a note receivable with principal of $3,600 and an annual interest rate of 3.0%, which matures on December 31, 2023. The note receivable was recorded at the estimated fair value of $3,480 on the SinfoníaRx Sale Date of March 2, 2023 utilizing an imputed interest rate of 7.0%, which considers the risk-free rate corresponding to the term of the note receivable and risk premium attributed to the buyer’s credit rating for a secured or collateralized instrument.

On the DoseMe Sale Date and SinfoníaRx Sale Date, the Company estimated an aggregate allowance for credit losses of $151 on divestiture-related notes receivable based on the expected future cash flows and assessment of debtor’s credit quality. No additional amounts were charged to the allowance for credit losses for the three months ended March 31, 2023.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following summarizes the divestiture-related notes receivable balances as of March 31, 2023:

		Allowance for	Balance as of
	Amortized Cost	Credit Losses	March 31, 2023
Divestiture-related note receivable current	$3,492	$—	$3,492
Divestiture-related note receivable long-term	1,629	(151)	1,478
Total	$5,121	$(151)	$4,970

8.       Property and Equipment

Accumulated depreciation was $20,112 and $19,024 as of March 31, 2023 and December 31, 2022, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2023 and 2022 was $926 and $847, respectively.

9.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of third-party professional services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of March 31, 2023 and December 31, 2022, capitalized software costs consisted of the following:

	March 31, 2023	December 31, 2022
Software development costs	$58,368	$54,853
Less: accumulated amortization	(25,936)	(22,261)
Software development costs, net	$32,432	$32,592

Capitalized software development costs included above not yet subject to amortization	$6,173	$4,997

Amortization expense for the three months ended March 31, 2023 and 2022 was $3,675 and $3,200, respectively.

During the first quarter of 2022, the Company became aware of changes in circumstances impacting the future application of certain capitalized software development costs and determined an indicator of impairment was present. The Company evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, the Company recognized an impairment charge equal to $4,062 for the period ended March 31, 2022.

10.      Goodwill and Intangible Assets

The Company’s goodwill as of March 31, 2023 and December 31, 2022 was $115,323.

During the first quarter of 2022, the Company experienced a sustained decline in the market price of its common stock and determined that an indicator of impairment was present. The Company performed a quantitative goodwill impairment assessment as of March 31, 2022, estimating the fair value of the Company’s reporting unit using a market approach. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value, and, as a result, goodwill was not impaired as of March 31, 2022. No indicators of impairment were identified for the three months ended March 31, 2023.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
March 31, 2023
Trade names	2.6	$1,340	$(1,018)	$322
Client relationships	11.7	51,264	(16,860)	34,404
Non-competition agreements	5.0	1,640	(1,385)	255
Developed technology	6.2	14,720	(12,999)	1,721
Domain name	10.0	59	(34)	25
Total intangible assets		$69,023	$(32,296)	$36,727

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2022
Trade names	2.6	$1,340	$(1,000)	$340
Client relationships	11.7	51,264	(15,781)	35,483
Non-competition agreements	5.0	1,640	(1,303)	337
Developed technology	6.2	14,720	(12,580)	2,140
Domain name	10.0	59	(33)	26
Total intangible assets		$69,023	$(30,697)	$38,326

Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022 was $1,599 and $1,694, respectively.

The estimated amortization expense for the remainder of 2023 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2023 (April 1 – December 31)	$4,283
2024	4,684
2025	4,466
2026	4,338
2027	4,271
2028	3,681
Thereafter	11,004
Total estimated amortization expense	$36,727

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

11.       Accrued Expenses and Other Liabilities

As of March 31, 2023 and December 31, 2022, accrued expenses and other liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Employee related expenses	$9,851	$10,780
Contract liability	2,576	3,309
Customer deposits	904	904
Client funds obligations*	6,240	12,372
Interest	711	2,133
Vendor financing arrangements	627	568
Professional fees and contract labor	1,194	751
Consideration payable to customer	22,047	20,311
Income and non-income taxes payable	100	8
Other expenses	5,469	4,609
Total accrued expenses and other liabilities	$49,719	$55,745

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

In connection with the 2020 Credit Facility, the Company recorded deferred financing costs of $1,534. The Company amortized the deferred financing costs associated with the 2020 Credit Facility to interest expense using the effective-interest method over the term. The Company amortized $137 to interest expense for the three months ended March 31, 2022 for deferred financing costs. On August 1, 2022, in connection with the Termination, the remaining balance of deferred financing costs was amortized to interest expense. Interest expense on the 2020 Credit Facility was $460 for the three months ended March 31, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(b)    Convertible Senior Subordinated Notes

On February 12, 2019, the Company issued and sold an aggregate principal amount of $325,000 of 1.75% convertible senior subordinated notes (the “2026 Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes bear interest at a rate of 1.75% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2019. The 2026 Notes will mature on February 15, 2026, unless earlier converted or repurchased. The initial conversion rate for the 2026 Notes is 14.2966 shares of the Company’s common stock per $1 principal amount of 2026 Notes. This conversion rate is equal to an initial conversion price of approximately $69.95 per share of the Company’s common stock. Net proceeds from the 2026 Notes were used to pay the cost of convertible note hedge transactions (described below), repay amounts outstanding under the Company’s 2015 Line of Credit, fund the PrescribeWellness acquisition, fund the payment of the acquisition-related contingent consideration liabilities, and for general corporate purposes.

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of its common stock, cash, or a combination thereof at the Company’s option. As of March 31, 2023, none of the conditions allowing holders of the 2026 Notes to convert had been met. Debt issuance costs related to the 2026 Notes of $9,372 are being amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

During the three months ended March 31, 2023, the Company recognized $1,760 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $338 was noncash accretion of the debt discounts recorded.

During the three months ended March 31, 2022, the Company recognized $1,753 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $331 was noncash accretion of the debt discounts recorded.

As of March 31, 2023, total accrued interest payable related to the 2026 Notes was $711, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes had a carrying value of $320,972 as of March 31, 2023. The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such 2026 Notes are within one year of maturity.

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

As of March 31, 2023, no warrants had been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible senior subordinated notes	$235,272	$235,272
Convertible senior subordinated notes - related party	89,728	89,728
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(4,028)	(4,366)
Total long-term debt, net	$320,972	$320,634

13.      Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $105 and $216, respectively, which resulted in effective tax rates of (1.5)% and (1.1)%, respectively.

The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of the Company’s net deferred tax assets as of the end of the periods presented. As of March 31, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2023 and 2022, respectively. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,356,454 shares on March 10, 2023. As of March 31, 2023, 3,092,240 shares were available for future grants under the 2016 Plan.

The stock-based compensation information disclosed below includes results of both continuing and discontinued operations.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Restricted Stock Awards

The Company issues restricted stock awards pursuant to the 2016 Plan to employees and non-employee directors. Restricted stock awards generally vest over a one to four-year period and the unvested portion of these awards is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant-date fair value of restricted stock awards is determined using the Company’s closing stock price at grant date.

The following table summarizes the aggregate restricted stock award activity, inclusive of performance-based restricted stock awards under the 2016 Plan for the three months ended March 31, 2023:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2022	2,193,444	$18.33
Granted	25,167	5.16
Vested	(465,824)	28.83
Forfeited	(232,208)	32.28
Outstanding at March 31, 2023	1,520,579	$12.77

For the three months ended March 31, 2023 and 2022, $2,200 and $7,269, respectively, of expense was recognized related to restricted stock awards, excluding performance-based restricted stock awards described below. As of March 31, 2023, there was unrecognized compensation expense of $16,285 related to unvested restricted stock awards, excluding performance-based restricted stock awards described below, under the 2016 Plan, which are expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company issues restricted stock units pursuant to the 2016 Plan to employees and non-employee directors. Restricted stock units generally vest over a one to four-year period and the unvested portion of these awards is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. The grant-date fair value of restricted stock units is determined using the Company’s closing stock price at the grant date.

The following table summarizes the aggregate restricted stock unit activity under the 2016 Plan for the three months ended March 31, 2023:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2022	109,453	$6.71
Granted	2,400	5.57
Outstanding at March 31, 2023	111,853	$6.69

The table above includes 7,584 restricted stock units which had vested but had not been issued as of March 31, 2023.

For the three months ended March 31, 2023 and 2022, $57 and $118, respectively, of expense was recognized related to restricted stock units. As of March 31, 2023, there was unrecognized compensation expense of $274 related to unvested restricted stock units, under the 2016 Plan, which are expected to be recognized over a weighted average period of 3.3 years.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Performance-Based Equity Awards

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target 2021 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2021 Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company did not recognize any stock-based compensation expense related to the performance stock units for the three months ended March 31, 2023 and 2022, as the achievement of the underlying performance targets was considered unlikely. During the three months ended March 31, 2023, 14,650 performance stock units expired. As of March 31, 2023, the number of Target 2021 Shares was 30,900 shares, the maximum number of achievable performance stock units was 61,800, and the maximum unrecognized compensation expense was $2,727.

On August 22, 2022, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain executives. Each award reflects a target number of shares (“Target 2022 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain market performance targets during the three-year performance period ending December 31, 2024. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2022 Shares granted. The performance stock unit awards have a grant-date fair value of $4.38 per share based on the fair value of the Company’s stock price at grant date and the expected vesting units, taking into consideration the possibilities of all possible performance achievement levels. Stock-based compensation costs associated with these grants are recognized over the performance period. The Company recognized $160 of stock-based compensation expense related to the performance stock units for the three months ended March 31, 2023. As of March 31, 2023, the number of Target 2022 Shares was 350,000 shares, the maximum number of achievable performance stock units was 700,000, and the remaining unrecognized compensation expense was $1,139.

Other Stock Awards

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

Stock Options

The Company recorded $51 and $1,130 of stock-based compensation expense related to the vesting of employee and non-employee director stock options for the three months ended March 31, 2023 and 2022, respectively. The Company records forfeitures as they occur.

No grants for employee and non-employee director stock options were made during the three months ended March 31, 2023 and 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the three months ended March 31, 2023:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2022	1,177,805	$28.39
Exercised	(71,562)	3.11
Forfeited	(124,767)	20.97
Outstanding at March 31, 2023	981,476	$31.17	3.8	$171
Options vested and expected to vest at March 31, 2023	981,476	$31.17	3.8	$171
Exercisable at March 31, 2023	980,475	$31.15	3.8	$171

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company's common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $150 and $106, respectively.

As of March 31, 2023, there was $22 of total unrecognized compensation cost related to unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 0.5 years.

Cash received from option exercises for the three months ended March 31, 2023 and 2022 was $219 and $60, respectively.

During the three months ended March 31, 2023, restricted share award holders delivered 125,088 shares of common stock, with a fair value of $622 for employee payroll taxes owed for the vesting of restricted stock awards.

The Company recorded total stock-based compensation expense for the three months ended March 31, 2023 and 2022 in the following expense categories of its consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
Cost of medication revenue	$112	$224
Cost of technology-enabled solutions revenue	367	901
Research and development	201	1,519
Sales and marketing	86	258
General and administrative	1,664	4,801
Discontinued operations	38	906
Total stock-based compensation expense	$2,468	$8,609

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of March 31, 2023.

15.     Fair Value Measurements

The Company’s financial instruments consist of money market funds, accounts receivable, client claims receivables, contract assets, contingent consideration receivable, accounts payable, client claims payable, contract liabilities, accrued expenses, vendor financing arrangements, and long-term debt, which includes the Company’s convertible senior subordinated notes. The carrying values of accounts receivable, client claims receivables, contract assets, accounts payable, client claims payable, contract liabilities, and accrued expenses are representative of their fair values due to the relatively short-term nature of those instruments. Vendor financing arrangements are recorded at net carrying value, which approximates fair value. See below for additional information on the Company’s contingent consideration receivable and convertible senior subordinated notes.

The Company had classified assets measured at fair value on a recurring basis at March 31, 2023 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	March 31, 2023
Assets
Money market funds	$57,189	$—	$—	$57,189
Contingent consideration receivable - current	—	—	900	900
Contingent consideration receivable - long-term	—	—	2,550	2,550
Total	$57,189	$—	$3,450	$60,639

Level 1 instruments include investments in money market funds with an original maturity of three months or less and are valued based on quoted prices in active markets at the measurement date.

In connection with the sale of the PrescribeWellness Business on August 1, 2022, additional consideration (“PW Contingent Consideration Receivable”) may be payable to the Company based on the achievement of certain customer and revenue metrics, as defined in the corresponding purchase agreement, for the years ending December 31, 2023 and 2024. See Note 3 for additional information regarding the sale of the PrescribeWellness Business.

In connection with the sale of the SinfoníaRx Business on March 2, 2023, additional consideration (“SinfoníaRx Contingent Consideration Receivable”) may be payable to the Company based upon potential regulatory changes affecting the business, as defined in the corresponding purchase agreement. See Note 3 for additional information regarding the sale of the SinfoníaRx Business.

The contingent consideration receivables are classified as a current or noncurrent asset based on their expected payment dates, and they are subject to remeasurement at each balance sheet date. The contingent consideration receivables are measured at fair value on a recurring basis and may include the use of significant unobservable inputs, hence these instruments represent Level 3 measurements within the fair value hierarchy. All changes in contingent consideration subsequent to the initial sale-date measurement are recorded in net income or loss.

The fair value of the PW Contingent Consideration Receivable was determined using a Monte Carlo simulation with the assistance of a third-party appraiser. The contingent consideration receivable was recorded at the estimated fair value of $7,000 at the sale date of August 1, 2022. The estimated fair value of the PW Contingent Consideration Receivable was $3,350 as of March 31, 2023, of which $800 was included in other current assets on the Company’s consolidated balance sheet.

The fair value of the SinfoníaRx Contingent Consideration Receivable was determined using a scenario-based method. The contingent consideration receivable was recorded at the estimated fair value of $500 at the sale date of March 2, 2023. During the three months ended March 31, 2023, the Company recorded a $400 charge to decrease the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

fair value of the SinfoníaRx Contingent Consideration Receivable primarily due to updated estimates used in the contingent consideration valuation. The estimated fair value of the SinfoníaRx Contingent Consideration Receivable was $100 as of March 31, 2023 and was included in other current assets on the Company’s consolidated balance sheet.

The changes in fair value of the Company’s contingent consideration receivable for the three months ended March 31, 2023 was as follows:

Balance at December 31, 2022	$3,350
Fair value of SinfoníaRx contingent consideration receivable	500
Adjustments to fair value measurement	(400)
Balance at March 31, 2023	$3,450

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2023:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$320,972	$265,967

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

(b)    Legal Proceedings

As of March 31, 2023, the Company was not involved in any significant claims or legal actions that, in the opinion of management, would have a material adverse impact on the Company.

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

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

As of March 31, 2023 and December 31, 2022 the Company had $2,081 and $ 4,608, respectively, due to Thrifty Drug for prescription drug purchases.

In June 2021 and October 2021, the Company entered into agreements with a provider for cloud hosting and support services. The June 2021 agreement was effective as of June 3, 2021 and will expire on April 28, 2024. Pursuant to the June 2021 agreement, the Company is committed to a minimum purchase obligation of $1,272 over the term of the agreement. The October 2021 agreement was effective as of October 1, 2021 and will expire on September 30, 2024. Pursuant to the October 2021 agreement, the Company is committed to a minimum purchase obligation of $7,050 over the term of the agreement. Commitments under the October 2021 agreement are inclusive of commitments under the June 2021 agreement. As of March 31, 2023, the Company had a remaining commitment of $2,860 under the October 2021 agreement, of which $473 pertained to the June 2021 agreement.

In August 2021, the Company entered into an agreement with a third party to provide enterprise support and information technology services. The agreement was effective as of November 1, 2021 and will expire on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of March 31, 2023, the Company had a remaining commitment of $4,668.

17.    Related Party Transactions

The Company provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Board. For the three months ended March 31, 2023 and 2022, $1,876 and $1,759, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations, and approximately $197 and $145 was included in accounts receivable, net, as of March 31, 2023 and December 31, 2022, respectively, on the Company’s consolidated balance sheets.

During the second quarter of 2022, a holder of the Company’s convertible senior subordinated notes became a significant stockholder. The stockholder held approximately $88,615 and $88,522 of the Company’s convertible senior subordinated notes, net of discount, which is presented on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. See Note 12 for more information on the Company’s convertible senior subordinated notes.

On September 13, 2022, in connection with the entry into separation agreements with two retired named executive officers, the Company incurred $9,927 of separation costs, which included stock-based compensation related to the accelerated vesting of unvested shares of restricted stock, severance payments and benefits, relevant payroll taxes, and outplacement services. These costs were included within general and administrative expenses in the Company’s consolidated statement of operations during the third quarter of 2022. As of March 31, 2023, $1,031 is included within accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes and other financial information included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our 2022 Form 10-K.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, without limitation, our future plans, objectives, expectations, intentions, and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: (i) our expectations regarding industry and market trends, including the expected growth and continued structural change and consolidation in the market for healthcare in the United States; (ii) our expectations about the growth of Programs of All-Inclusive Care for the Elderly (“PACE”) organizations; (iii) our expectations about private payers establishing their own at-risk programs; (iv) the advantages of our solutions as compared to those of competitors; (v) our estimates about our financial performance; (vi) the visibility into future cash flows from our business model; (vii) our ability to reduce expenses as a result of our disposition of non-core businesses; (viii) our growth strategy, including our ability to grow our client base; (ix) our plans to further penetrate existing markets and enter new markets; (x) expectations of earnings, revenue, and other financial items; (xi) plans, strategies, and objectives of management for future operations; (xii) our ability to establish and maintain intellectual property rights; (xiii) our ability to retain and hire necessary associates and appropriately staff our operations; (xiv) future capital expenditures; (xv) future economic conditions or performance; (xvi) our plans to pursue strategic acquisitions and partnerships; (xvii) our plans to expand and enhance our solutions; and (xviii) our estimates regarding capital requirements and needs for additional financing; and (xix) the risks described in Part I, Item 1A of our 2022 Form 10-K and our other filings and reports filed with or furnished to the Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Tabula Rasa HealthCare, Inc. (the “Company,” “we,” “us,” and “our”) is a healthcare technology company advancing the safe use of medications by creating solutions designed to empower pharmacists, providers, and patients to optimize medication regimens. Our advanced proprietary technology, MedWise®, identifies causes of and risks for medication-related problems, including adverse drug events (“ADEs”), so that healthcare professionals can minimize harm and reduce medication-related risks. Our software and services help drive valued-based care by improving patient outcomes and lowering healthcare costs through reduced hospitalizations, emergency department visits, and healthcare utilization. Our vision and mission are supported by our experienced leadership team, our significant investments in our technology, services, and people, and partnerships with our healthcare clients, including health plans and provider organizations, to manage the most complex and vulnerable individuals.

We provide our clients, primarily organizations with PACE, with medication fulfillment services, cloud-based software, pharmacy benefit management (“PBM”) solutions, and clinical pharmacist services at the point-of-care. PACE is a Centers for Medicare & Medicaid Services (“CMS”) sponsored program providing comprehensive medical and social services to adults aged 55 and older who need a nursing facility level of care but can live safely in community settings. Our clients include ArchCare Senior Life, Trinity Health, Palm Beach PACE, St. Paul’s PACE, and Welbe

Health. We access the market through a number of different service lines and brands, including CareKinesis®, Capstone Risk Adjustment Services, CareVention Consulting™, PACElogic™, TruChart®, PeakTPA, PersonifilRx®, and Pharmastar®. We serve more than 150 healthcare organizations.

Our largest service offering is our medication fulfillment services, which are built around our advanced proprietary MedWise technology, designed to enable clinicians to increase patient safety, create individualized medication regimens, promote adherence, and eliminate unnecessary prescriptions. Our medication fulfillment and adherence packaging services utilize MedWise technology to reduce medication-related risk for the high-cost, high-risk PACE population. Our medication revenue model is primarily based on payments for charges and dispensing fees for medication fulfillment.

We also offer technology-enabled solutions, which include risk adjustment services, PBM solutions, cloud-based electronic health records solutions, and third-party administration services specifically tailored to the PACE market. We also provide technology-enabled solutions that promote medication safety and adherence to improve patient outcomes and reduce healthcare costs. The technology-enabled solutions revenue model is primarily based on payments on a per-member, per-month (“PMPM”) basis, payments on a subscription basis, payments on a per claim basis, or payments on a fee-for-service basis for each medication safety review and clinical assessment completed.

Divestiture of Non-Core Businesses and Segment Change

During first quarter of 2022, we announced plans to evaluate non-core assets to refocus our corporate strategy and increase stockholder value, and we commenced plans to sell the PrescribeWellness, DoseMe and SinfoníaRx businesses, which we acquired in January 2019, March 2019, and September 2017, respectively. As described further below, we completed our sales of the PrescribeWellness, DoseMe and SinfoníaRx businesses in August 2022, January 2023, and March 2023, respectively. We determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet the requirements through the dates of their respective sales. Accordingly, the assets, liabilities, revenue, and expenses related to these businesses are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented in this Quarterly Report on Form 10-Q.

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

On January 20, 2023 (the “DoseMe Sale Date”), we entered into a Share and Asset Purchase Agreement with DoseMe Operations Inc. (“DoseMe Operations”) and completed the sale of our unincorporated DoseMe business (the “DoseMe Business”), and the assets, properties, and rights that are primarily used or held for use in connection with the DoseMe Business. The purchase consideration included $2.0 million in cash, subject to certain customary post-closing adjustments, which was paid directly to us in January 2023. The purchase consideration also included a note receivable of $3.0 million with an annual interest rate of 7.0%, which matures on January 20, 2027.

On March 2, 2023 (the “SinfoníaRx Sale Date”), we entered into an Asset Purchase Agreement with Symphony Clinic, LLC (“Symphony”) and completed the sale of our unincorporated SinfoníaRx business (the “SinfoníaRx Business”), and the assets, properties, and rights that are primarily used or held for use in connection with the SinfoníaRx Business. The purchase consideration included $1.4 million in cash, subject to certain customary post-closing adjustments, which was paid directly to us on the SinfoníaRx Sale Date. The purchase consideration also included a note receivable of $3.6 million with an annual interest rate of 3.0%, which matures on December 31, 2023. We may also be entitled to receive up to $1.0 million in contingent consideration based upon potential regulatory changes affecting the SinfoníaRx Business.

We previously operated our business through two segments, CareVention HealthCare and MedWise HealthCare. When we commenced plans to sell the PrescribeWellness, DoseMe and SinfoníaRx businesses, these businesses collectively comprised the majority of our MedWise HealthCare segment, with PrescribeWellness Business representing the most significant portion of this segment. The disposition of these non-core businesses represented the completion of our previously-announced strategic business shift. Subsequent to the sales of these business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates performance and allocates resources based on the consolidated results of the Company. Therefore, we consolidated our two operating segments to one segment by merging the CareVention HealthCare segment and the remaining MedWise HealthCare segment. We now operate our business as one segment as of March 31, 2023. Prior comparative periods have been revised to conform with the current period segment presentation.

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

	Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Revenues from continuing operations	$88,277	$67,110	$21,167	32%
Net loss from continuing operations	(7,074)	(20,392)	13,318	65

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, and measure the effectiveness and efficiency of our operations. We also monitor revenue retention rate on an annual basis, which is described in our 2022 Form 10-K.

Factors Affecting our Future Performance

General

We believe that our future success depends on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets, and expand our offerings to meet evolving market needs. While these areas present significant opportunities, they also present risks that we must manage to ensure successful results. Please refer to “Item 1A – Risk Factors” in our 2022 Form 10-K for a discussion of certain risks and uncertainties that may impact our future success.

As described above, we completed the sales of the PrescribeWellness, DoseMe and SinfoníaRx businesses in 2022 and the first quarter of 2023. We used the cash proceeds from the sale of the PrescribeWellness Business to pay off our line of credit with Western Alliance Bank (the “2020 Credit Facility”) and increase our liquidity. The remaining cash proceeds, along with cash proceeds received and promissory notes from the divestitures of the DoseMe and SinfoníaRx businesses, will provide us with the financial flexibility to optimize our capital structure, as well as to focus on our core value-based care business and our MedWise science, including our offerings targeted at the PACE market.

Components of Our Results of Operations

Revenue

Our revenue is derived from our medication revenue and technology-enabled solutions revenue. For the three months ended March 31, 2023 and 2022, medication revenue represented 78% and 76%, respectively, of our total revenue from continuing operations. For the three months ended March 31, 2023 and 2022, technology-enabled solutions revenue represented 22% and 24%, respectively, of our total revenue from continuing operations.

Medication Revenue

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

Technology-Enabled Solutions Revenue

Value-Based Care Solutions

We provide medication safety services and health plan management services to PACE organizations. These services primarily include medication safety services, risk adjustment services, PBM solutions, and third-party administration services. Revenue related to these services primarily consists of a fixed monthly fee assessed on a PMPM basis, a fee for each claim adjudicated, and subscription fees. These fees are recognized when we satisfy our performance obligation to stand ready to provide PACE services, which occurs when our clients have access to the PACE services. We generally bill for PACE services on a monthly basis as the services are provided.

We also provide medication safety services to other healthcare organizations, which include identification of high-risk individuals, medication regimen reviews, including patient and prescriber counseling, and targeted interventions to increase adherence and close gaps in care. Revenue related to these services primarily consists of PMPM fees and fees for each medication review and clinical assessment completed. Revenue is recognized when we satisfy our performance obligation to stand ready to provide medication safety services, which occurs when our clients have access to the medication safety services and when medication reviews and clinical assessments are completed. We generally bill for the medication safety services on a monthly basis.

Software Subscription and Services

We provide software as a service (“SaaS”) solutions, which include electronic health records software and solutions which allow for the identification of individuals with high medication-related risk. Revenues related to SaaS solutions primarily consist of monthly subscription fees and are recognized monthly as we meet our performance obligation to provide access to the software. Revenue for implementation and set-up services is generally recognized over the contract term as the software services are provided. We generally bill for the software services on a monthly basis.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of Medication Revenue

Cost of medication revenue includes all costs directly related to the fulfillment and distribution of medications. These costs consist primarily of the purchase price of the medications we dispense, shipping, packaging, expenses associated with operating our medication fulfillment centers, including employment costs and stock-based compensation, and technology expenses. Such costs also include direct overhead expenses and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount. The purchase price of medications represented 82% and 81%, respectively, of our total cost of medication revenue for the three months ended March 31, 2023 and 2022.

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

Sales and Marketing Expenses

Sales and marketing expenses consist principally of employment costs, including stock-based compensation, for sales, marketing, and account management personnel, as well as travel costs related to sales, marketing, and account management activities. Marketing costs also include costs for communication and branding materials, conferences, trade shows, public relations, and allocated overhead.

We expect our sales and marketing expenses to fluctuate in the short-term as we refocus on our core business but decrease as a percentage of revenue in the long-term.

General and Administrative Expenses

General and administrative expenses consist principally of employment costs, including stock-based compensation, for employees who are responsible for information systems, administration, human resources, finance, strategy, legal and executive management, as well as other corporate expenses associated with these functional areas. General and administrative expenses also include professional fees for legal, consulting, and accounting services and allocated overhead. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will fluctuate in the short-term as we refocus on our core business but decrease as a percentage of revenue in the long-term.

Change in Fair Value of Contingent Consideration Receivable

In connection with the sales of the PrescribeWellness Business on August 1, 2022 and the SinfoníaRx Business on March 2, 2023, we may be entitled to additional consideration based on the achievement of certain customer and revenue metrics and based upon potential regulatory changes affecting the business, respectively. The contingent consideration receivables are classified as a current or noncurrent asset based on their expected payment dates, and they are subject to remeasurement at each balance sheet date. Any change in the fair value of the contingent consideration receivables is reflected in our consolidated statements of operations as a change in fair value of the receivables. We adjust the carrying value of the contingent consideration receivables until the contingencies are finally determined or final payment is received.

Long-Lived Asset Impairment Charges

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

Interest Expense, Net

Interest expense, net is primarily attributable to interest expense associated with our convertible senior subordinated notes (the “2026 Notes”) and interest expense associated with our Loan and Security Agreement with Western Alliance Bank (the “2020 Credit Facility”) prior to its termination on August 1, 2022. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements and imputed interest on our vendor financing arrangements. Interest expense, net includes interest income earned on cash equivalents and interest earned on our divestiture-related notes receivable.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (Continuing Operations)

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
Revenue:
Medication revenue	$68,750	$50,973	$17,777	35%
Technology-enabled solutions revenue	19,527	16,137	3,390	21
Total revenue	88,277	67,110	21,167	32
Cost of revenue, exclusive of depreciation and amortization shown below:
Cost of medication revenue	53,082	39,552	13,530	34
Cost of technology-enabled solutions revenue	14,442	13,169	1,273	10
Total cost of revenue, exclusive of depreciation and amortization	67,524	52,721	14,803	28
Operating expenses:
Research and development	1,279	3,965	(2,686)	(68)
Sales and marketing	2,453	2,649	(196)	(7)
General and administrative	16,577	15,878	699	4
Change in fair value of contingent consideration receivable	400	—	400	100
Long-lived asset impairment charge	—	4,062	(4,062)	(100)
Depreciation and amortization	6,200	5,742	458	8
Total operating expenses	26,909	32,296	(5,387)	(17)
Loss from operations	(6,156)	(17,907)	11,751	66
Other income (expense):
Interest expense, net	(1,265)	(2,269)	(1,004)	(44)
Other income	452	—	452	100
Total other expense, net	(813)	(2,269)	1,456	64
Loss from continuing operations before income taxes	(6,969)	(20,176)	13,207	65
Income tax expense	105	216	(111)	(51)
Net loss from continuing operations	(7,074)	(20,392)	13,318	65
Net loss from discontinued operations, net of tax	(8,824)	(7,801)	(1,023)	(13)
Net loss	$(15,898)	$(28,193)	$12,295	44%

Medication Revenue

Medication revenue increased $17.8 million, or 35%, to $68.8 million for the three months ended March 31, 2023, as compared to the same period in 2022. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $12.0 million to the increase. In addition, new clients that started services after the end of the first quarter of 2022 contributed $5.8 million to the increase in medication revenue during 2023.

Technology-Enabled Solutions Revenue

Revenue generated from technology-enabled solutions increased $3.4 million, or 21%, to $19.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. During the first quarter of 2023, value-based care solutions revenue increased $2.5 million, or 20%, primarily due to the addition of new clients and growth with existing clients in our PBM solutions, third-party administration services, and risk adjustment services. The increase in technology-enabled solutions revenue was also due to a $0.8 million increase in software subscription services revenue primarily due to new clients added after the end of the first quarter of 2022.

Cost of Medication Revenue

Cost of medication revenue increased $13.5 million, or 34%, to $53.1 million for the three months ended March 31, 2023, as compared to the same period in 2022. Increased medication volume from growth in the number of patients served by our existing customers contributed approximately $11.4 million to the change, of which new clients contributed $3.8 million. Cost of medication revenue also increased $1.1 million due to employee compensation costs, including stock-based compensation expense, due to an increase in employee headcount to support revenue growth. The increase in cost of medication revenue was also due to a $1.0 million increase in distribution charges related to higher shipping costs and volume for the medications we fulfilled.

Cost of Technology-Enabled Solutions Revenue

Cost of technology-enabled solutions revenue increased $1.3 million, or 10%, to $14.4 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily comprised of a $2.5 million increase in professional services primarily due to increased costs related to our vendor arrangement for business process support and technology services for our third-party administration services and electronic health records solutions. This increase was partially offset by a $1.6 million reduction in employee compensation costs, including stock-based compensation, for the employees hired by the third-party provider.

Research and Development Expenses

Research and development expenses decreased by $2.7 million, or 68%, to $1.3 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to a $1.5 million decrease in employee compensation costs, of which $1.3 million related to stock-based compensation expense, due to decreased headcount during 2023 compared to 2022. The decrease in research and development expenses was also due to a $0.6 million decrease in rent and overhead as a result of a decreased real estate footprint in our development centers in New Jersey, South Carolina, and Florida. The remaining decrease was due to $0.4 million of expenses related to non-recurring business optimization initiatives during 2022, specifically efforts associated with consolidating our electronic health records solutions platforms.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or 7%, to $2.5 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily attributable to a decrease in professional consulting services related to executing our branding and marketing strategies, public relations costs, and advertising costs.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 4%, to $16.6 million for the three months ended March 31, 2023 as compared to the same period in 2022.

The increase in general and administrative expenses was primarily due to a $0.9 million increase in divestiture-related costs related to the sales of the DoseMe and SinfoníaRx businesses, a $0.5 million increase in legal costs and professional services, a $0.3 million increase in bad debt expense, and a $0.2 million increase in business insurance costs. These increases were partially offset by a $1.6 million decrease in employee compensation costs primarily due to a decrease in stock-based compensation expense related to the retirement of former named executive officers during the third quarter of 2022.

Change in Fair Value of Contingent Consideration Receivable

In connection with the sale of the SinfoníaRx Business on March 2, 2023, we may be entitled to receive additional consideration based upon the potential regulatory changes affecting the SinfoníaRx Business. The contingent consideration receivable was recorded at an estimated fair value of $0.5 million on the SinfoníaRx Sale Date of March 2, 2023. During the three months ended March 31, 2023, we recorded a $0.4 million charge to decrease the fair value of the contingent consideration receivable. The fair value of the contingent consideration receivable was $0.1 million as of March 31, 2023.

In connection with the sale of the PrescribeWellness Business on August 1, 2022, we may be entitled to receive additional consideration based on the achievement of certain customer and revenue metrics for the years ending December 31, 2023 and 2024. The contingent consideration receivable was recorded at the estimated fair value of $7.0 million on the PrescribeWellness Sale Date of August 1, 2022 and the fair value of the contingent consideration receivable was $3.3 million as of March 31, 2023 and December 31, 2022.

Long-Lived Asset Impairment Charge

During the three months ended March 31, 2022, we recorded a $4.1 million long-lived asset impairment charge related to certain capitalized software development costs. During the first quarter of 2022, we became aware of changes in circumstances impacting the future application of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, we recognized an impairment loss equal to $4.1 million for the three months ended March 31, 2022. We did not record any long-lived asset impairment charges for the three months ended March 31, 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.5 million, or 8%, to $6.2 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was due to a $0.5 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the first quarter in 2022 to support our business.

Interest Expense, Net

Interest expense for the three months ended March 31, 2023 was $1.3 million, a decrease of $1.0 million, or 44%, as compared to the same period in 2022. The decrease in interest expense was primarily due to the repayment and termination of the 2020 Credit Facility on August 1, 2022. For the three months ended March 31, 2022, we incurred $0.6 million of interest expense related to the 2020 Credit Facility and amortization of associated deferred financing costs. The decrease in interest expense was also due to $0.5 million of interest income earned on our investments in money market funds. The decrease in interest expense was partially offset by an increase in imputed interest expense related to our vendor financing arrangements.

Other Income

In connection with the sales of the PrescribeWellness Business, DoseMe Business, and SinfoníaRx Business, we entered into transition services agreements (“TSAs”), pursuant to which we provided or are providing business support services for the PrescribeWellness, DoseMe, and SinfoníaRx businesses after their sales. We recognized $0.5 million of income related to the TSAs for the three months ended March 31, 2023, which is reported in other income in our consolidated statement of operations.

Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $0.1 million and $0.2 million, respectively, which resulted in effective tax rates of (1.5)% and (1.1)%, respectively. Income tax expense was primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that limited the realizability of our net deferred tax assets as of March 31, 2023 and 2022. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended March 31, 2023 and 2022. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

Net Loss from Discontinued Operations, Net of Tax

During the first quarter of 2022, we announced plans to evaluate non-core assets and commenced plans to sell the SinfoníaRx, PrescribeWellness, and DoseMe businesses, which were acquired in September 2017, March 2019, and January 2019, respectively. We completed the sales of the PrescribeWellness, DoseMe, and SinfoníaRx businesses on August 1, 2022, January 20, 2023 and March 2, 2023, respectively. Our sales of these businesses represented a strategic business shift having a significant effect on our operations and financial results. As a result, we determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and through their respective sale dates. Accordingly, all related assets and liabilities and the results of operations for all periods presented are classified as discontinued operations in the consolidated financial statements.

Net loss from discontinued operations, net of tax, for the DoseMe and SinfoníaRx businesses was $0.2 million and $8.6 million, respectively, for the three months ended March 31, 2023. Net loss from discontinued operations, net of tax, for the PrescribeWellness, DoseMe, and SinfoníaRx businesses was $1.8 million, $1.9 million, and $4.1 million, respectively, for the three months ended March 31, 2022. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

We incurred a net loss of $15.9 million and $28.2 million for the three months ended March 31, 2023 and 2022, respectively. Our primary liquidity and capital requirements are for software development, research and development, sales and marketing, general and administrative expenses, and debt service obligations. We have funded our operations, working capital needs, and investments with cash generated through operations, proceeds from the divestiture of non-core businesses, issuance of stock, and borrowings under our credit facilities. As of March 31, 2023, we had unrestricted cash and cash equivalents of $67.2 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(8,754)	$(15,735)
Net cash provided by (used in) investing activities	180	(8,966)
Net cash (used in) provided by financing activities	(403)	27,410
Net increase (decrease) in cash, cash equivalents and restricted cash (1)	$(8,977)	$2,709

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2023 and consisted of our net loss of $15.9 million and changes in our operating assets and liabilities totaling $7.7 million, offset by the addition of noncash items of $14.8 million. The noncash items primarily included $6.2 million of depreciation and amortization expense, a $4.7 million net loss related to the sales of the DoseMe and SinfoníaRx businesses, $2.5 million of stock-based compensation expense, a $0.4 million change in fair value of contingent consideration receivable, a $0.4 million impairment charge related to our operating lease right-of-use assets, and $0.3 million of amortization of deferred financing costs and debt discounts related to the 2026 Notes. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and other liabilities and an increase in prepaid expenses and other current assets. The decrease in accrued expenses and other liabilities was primarily due to a decrease in client funds obligations and the offsetting balance in restricted cash, a decrease in accrued interest expense, and a decrease in accrued employee related expenses, which were partially offset by an increase in consideration payable to customers under our PBM solutions. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The change in operating assets and liabilities was partially offset by a decrease in client claims receivables due to the timing of customer payments.

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

Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2023 and consisted of $3.4 million of cash received from the sales of the DoseMe and SinfoníaRx businesses, which was offset by $2.5 million in software development costs for our technologies and $0.7 million in purchases of property and equipment to support our medication fulfillment services.

Net cash used in investing activities was $9.0 million for the three months ended March 31, 2022 and included $8.8 million in software development costs for our technologies. Net cash used in investing activities also included $0.2 million in purchases of property and equipment to support our operations.

Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2023 and consisted primarily of $0.6 million of payments on employee taxes for shares withheld, offset by $0.2 million of proceeds received from the exercise of stock options.

Net cash provided by financing activities was $27.4 million for the three months ended March 31, 2022 and primarily consisted of $27.7 million of borrowings on our 2020 Credit Facility to support business operations and initiatives. Net cash provided by financing activities for the three months ended March 31, 2022 was partially offset by $0.4 million of payments of debt financing costs related to the 2020 Credit Facility.

Funding Requirements

We believe that our unrestricted cash and cash equivalents of $67.2 million as of March 31, 2023 and expected cash flows from continuing operations will be sufficient to fund our planned operations through at least May 2024. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2022 Form 10-K.

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

Except as disclosed in Note 2 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the three months ended March 31, 2023 as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2022 Form 10-K for the three months ended March 31, 2023.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Stockholders and potential investors in our securities should carefully consider the risk factors set forth in Part I, “Item 1A. Risk Factors” of our 2022 Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 10, 2023. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. There have been no material changes to such risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Tabula Rasa HealthCare, Inc.	8-K	7/26/2022	3.1
3.3	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Rights Agreement, dated as of July 25, 2022, by and between Tabula Rasa HealthCare, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	7/26/2022	4.1
10.1	Asset Purchase Agreement, dated as of June 18, 2022, by and among Tabula Rasa HealthCare Group, Inc., Transaction Data Systems, Inc., and Tabula Rasa HealthCare, Inc.	8-K	6/21/2022	2.1
10.2	Asset Purchase Agreement, by and between Tabula Rasa HealthCare Group, Inc., and karmadata, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.2
10.3#	Share and Asset Purchase Agreement, dated as of January 20, 2023, by and between Tabula Rasa HealthCare Group, Inc. and DoseMe Operations Inc.	10-K	3/10/2023	10.59
10.4#	Asset Purchase Agreement, dated as of March 2, 2023, by and between Tabula Rasa HealthCare Group, Inc. and Symphony Clinic, LLC	10-K	3/10/2023	10.60
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

					X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase				X
101.DEF	Inline XBRL Definition Linkbase				X
101.LAB	Inline XBRL Label Linkbase				X
101.PRE	Inline XBRL Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2023, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: May 9, 2023	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)