Form 10-Q
period 2023-06-30
Tabula Rasa HealthCare, Inc.
filed 2023-08-08
CIK 1651561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the Registrant had 27,054,536 shares of Common Stock outstanding.

TABULA RASA HEALTHCARE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$62,811	$70,017
Restricted cash	10,400	12,372
Accounts receivable, net of allowance of $935 and $368, respectively	18,610	19,252
Inventories	8,659	6,566
Prepaid expenses	3,581	4,664
Client claims receivable	16,415	16,377
Divestiture-related note receivable	3,527	—
Other current assets	22,678	18,187
Current assets of discontinued operations	—	22,825
Total current assets	146,681	170,260
Property and equipment, net	9,369	9,158
Operating lease right-of-use assets	10,149	10,483
Software development costs, net	33,077	32,592
Goodwill	115,323	115,323
Intangible assets, net	35,129	38,326
Contingent consideration receivable	—	3,350
Other assets	6,209	4,657
Total assets	$355,937	$384,149

Liabilities and stockholders’ deficit
Current liabilities:
Current operating lease liabilities	$2,982	$2,708
Accounts payable	20,623	19,459
Client claims payable	10,981	10,781
Accrued expenses and other liabilities	59,105	55,745
Current liabilities of discontinued operations	—	13,389
Total current liabilities	93,691	102,082
Long-term debt, net of discount of $2,669 and $3,160, respectively	232,603	232,112
Long-term debt – related party, net of discount of $1,019 and $1,206, respectively	88,709	88,522
Noncurrent operating lease liabilities	12,102	12,786
Deferred income tax liability, net	1,507	1,380
Other long-term liabilities	5,404	4,298
Total liabilities	434,016	441,180

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,360,785 and 28,031,616 shares issued and 27,058,420 and 27,129,096 shares outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Treasury stock, at cost; 1,302,365 and 902,520 shares at June 30, 2023 and December 31, 2022, respectively	(4,049)	(3,391)
Additional paid-in capital	359,573	354,214
Accumulated deficit	(433,606)	(407,857)
Total stockholders’ deficit	(78,079)	(57,031)
Total liabilities and stockholders’ deficit	$355,937	$384,149

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Medication revenue	$69,626	$55,892	$138,376	$106,865
Technology-enabled solutions revenue	20,410	16,705	39,937	32,842
Total revenue	90,036	72,597	178,313	139,707
Cost of revenue, exclusive of depreciation and amortization shown below:
Cost of medication revenue	53,554	43,384	106,636	82,936
Cost of technology-enabled solutions revenue	13,953	13,247	28,395	26,416
Total cost of revenue, exclusive of depreciation and amortization	67,507	56,631	135,031	109,352
Operating expenses:
Research and development	1,777	3,243	3,056	7,208
Sales and marketing	2,732	2,172	5,185	4,821
General and administrative	17,599	15,150	34,176	31,028
Change in fair value of contingent consideration receivable	3,350	—	3,750	—
Long-lived asset impairment charge	—	—	—	4,062
Depreciation and amortization	6,103	5,489	12,303	11,231
Total operating expenses	31,561	26,054	58,470	58,350
Loss from operations	(9,032)	(10,088)	(15,188)	(27,995)
Other income (expense):
Interest expense, net	(1,144)	(2,444)	(2,409)	(4,713)
Other income	566	—	1,018	—
Total other expense, net	(578)	(2,444)	(1,391)	(4,713)
Loss from continuing operations before income taxes	(9,610)	(12,532)	(16,579)	(32,708)
Income tax expense	133	159	238	375
Net loss from continuing operations	(9,743)	(12,691)	(16,817)	(33,083)
Net loss from discontinued operations, net of tax	(108)	(36,919)	(8,932)	(44,720)
Net loss	$(9,851)	$(49,610)	$(25,749)	$(77,803)

Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.38)	$(0.53)	$(0.66)	$(1.38)
Net loss per share from discontinued operations, basic and diluted	—	(1.54)	(0.35)	(1.87)
Total net loss per share, basic and diluted	$(0.38)	$(2.07)	$(1.01)	$(3.25)

Weighted average common shares outstanding, basic and diluted	25,422,032	23,959,726	25,333,137	23,913,050

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Stockholders' Equity (Deficit)
	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2023	28,031,616	$3	(902,520)	$(3,391)	$354,214	$(407,857)	$(57,031)
Issuance of restricted stock	25,167	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(232,208)	—	—	—	—
Exercise of stock options, net of shares withheld	71,562	—	—	—	219	—	219
Shares withheld for payment of employee taxes	—	—	(125,088)	(622)	—	—	(622)
Stock-based compensation expense	—	—	—	—	2,468	—	2,468
Net loss	—	—	—	—	—	(15,898)	(15,898)
Balance, March 31, 2023	28,128,345	3	(1,259,816)	(4,013)	356,901	(423,755)	(70,864)
Issuance of restricted stock	205,128	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(36,307)	—	—	—	—
Exercise of stock options, net of shares withheld	27,312	—	—	—	(98)	—	(98)
Shares withheld for payment of employee taxes	—	—	(6,242)	(36)	—	—	(36)
Stock-based compensation expense	—	—	—	—	2,770	—	2,770
Net loss	—	—	—	—	—	(9,851)	(9,851)
Balance, June 30, 2023	28,360,785	$3	(1,302,365)	$(4,049)	$359,573	$(433,606)	$(78,079)

See accompanying notes to unaudited consolidated financial statements.

	Stockholders' Equity (Deficit)
	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	26,036,236	$3	(369,802)	$(4,292)	$320,392	$(260,347)	$55,756
Issuance of common stock awards	16,471	—	—	—	—	—	—
Issuance of restricted stock	297,434	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(138,882)	—	—	—	—
Exercise of stock options, net of shares withheld	11,646	—	—	—	60	—	60
Stock-based compensation expense	—	—	—	—	8,609	—	8,609
Net loss	—	—	—	—	—	(28,193)	(28,193)
Balance, March 31, 2022	26,361,787	3	(508,684)	(4,292)	329,061	(288,540)	36,232
Issuance of common stock awards	12,262	—	—	—	—	—	—
Issuance of restricted stock	424,540	—	—	—	—	—	—
Forfeitures of restricted shares	—	—	(30,542)	—	—	—	—
Exercise of stock options, net of shares withheld	927	—	(109)	—	3	—	3
Stock-based compensation expense	—	—	—	—	6,692	—	6,692
Net loss	—	—	—	—	—	(49,610)	(49,610)
Balance, June 30, 2022	26,799,516	$3	(539,335)	$(4,292)	$335,756	$(338,150)	$(6,683)

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,749)	$(77,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,303	18,562
Amortization of deferred financing costs and debt discount	678	939
Deferred taxes	127	(368)
Stock-based compensation	5,238	15,301
Change in fair value of contingent consideration receivable	3,750	—
Impairment charges	363	40,510
Net loss on divestiture of businesses	4,888	—
Other noncash items	292	(54)
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable, net	514	2,979
Inventories	(2,093)	(354)
Prepaid expenses and other current assets	(3,829)	(7,916)
Client claims receivables	(38)	(3,162)
Other assets	3	(769)
Accounts payable	(1,222)	9,295
Accrued expenses and other liabilities	374	9,188
Client claims payables	200	353
Other long-term liabilities	554	2,139
Net cash (used in) provided by operating activities	(3,647)	8,840

Cash flows from investing activities:
Purchases of property and equipment	(1,310)	(471)
Software development costs	(7,187)	(17,870)
Proceeds from divestiture of businesses	3,384	—
Net cash used in investing activities	(5,113)	(18,341)

Cash flows from financing activities:
Proceeds from exercise of stock options	219	60
Payments for employee taxes for shares withheld	(655)	—
Payments for debt financing costs	—	(350)
Borrowings on line of credit	—	27,700
Net cash (used in) provided by financing activities	(436)	27,410

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,196)	17,909
Cash, cash equivalents and restricted cash, beginning of period	82,407	15,706
Cash, cash equivalents and restricted cash, end of period (1)	$73,211	$33,615

Supplemental disclosure of cash flow information:
Purchases of property and equipment and software development included in accounts payable and accrued expenses	$2,762	$2,693
Purchases of property and equipment and software development through vendor financing arrangements	$881	$—
Cash paid for interest	$2,844	$3,882
Cash paid for taxes, net	$30	$137
Interest costs capitalized to software development costs	$24	$202
Employee taxes for shares withheld included in accrued expenses	$3	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,811	$26,522
Restricted cash	10,400	7,062
Cash from discontinued operations	—	31
Total cash, cash equivalents and restricted cash	$73,211	$33,615

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the unaudited consolidated statements of cash flows include the results of continuing and discontinued operations. See Note 3 for discussion of discontinued operations.

See accompanying notes to unaudited consolidated financial statements.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.      Nature of Business

Tabula Rasa HealthCare, Inc. (the “Company”) is a healthcare technology company enabling simplified and individualized care that improves the health of those the Company serves. The Company offers comprehensive pharmacy services that include personalized, precision medication management and delivery, as well as a suite of clinical and business management tools that help health plans and at-risk provider groups optimize utilization and improve patient health.

2.      Basis of Presentation, Summary of Significant Accounting Policies, and Recent Accounting Pronouncements

(a)Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the Company’s interim consolidated financial position for the periods indicated. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2023 (the “2022 Form 10-K”).

Except as described below, there have been no material changes to the Company’s significant accounting policies described in the 2022 Form 10-K that have a material impact on the Company’s accompanying unaudited consolidated financial statements and related notes.

(b)Segment Reporting

The Company previously operated its business through two segments, CareVention HealthCare and MedWise HealthCare. During the first quarter of 2022, the Company announced plans to evaluate non-core assets, refocus its corporate strategy, and increase stockholder value. As a result, the Company commenced plans to sell the SinfoníaRx, DoseMe, and PrescribeWellness Businesses (as defined below), which the Company acquired in September 2017, January 2019, and March 2019, respectively. The Company completed the sales of its unincorporated PrescribeWellness business (the “PrescribeWellness Business”), DoseMe business (the “DoseMe Business”), and SinfoníaRx business (the “SinfoníaRx Business”) in August 2022, January 2023, and March 2023, respectively. The completed sales of these businesses represented a strategic business shift, having a significant effect on the Company’s operations and financial results. As a result, the Company determined that these businesses met such requirements to be classified as held for sale and discontinued operations as of March 31, 2022, and subsequently continued to meet the requirements through their respective sale dates. Accordingly, unless otherwise indicated, the accompanying consolidated financial statements reflect the assets, liabilities, revenue, and expenses related to these businesses as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout the notes to the consolidated financial statements relate to the Company’s continuing operations.

The PrescribeWellness, DoseMe, and SinfoníaRx Businesses collectively comprised the majority of the Company’s MedWise HealthCare segment. As a result of the sales of these businesses, the Company reevaluated its operating segments with respect to the CareVention HealthCare segment and the remaining MedWise HealthCare segment. Subsequent to the sales of these businesses, the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, evaluates performance and allocates resources based on the consolidated results of the Company. Therefore, the Company consolidated its two operating segments to one segment by merging the CareVention HealthCare segment and the remaining MedWise HealthCare segment. The Company now operates its business as one

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

segment effective as of March 31, 2023. Prior comparative periods have been revised to conform with the current period segment presentation.

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

(d)Cloud Computing Arrangements

Costs to implement cloud computing arrangements that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized implementation costs are included in prepaid expenses and other assets on the Company’s consolidated balance sheets, and are amortized on a straight-line basis over the reasonably certain term of the hosting arrangement, beginning when the service is ready for its intended use. As of June 30, 2023 and December 31, 2022, capitalized implementation costs were $2,178 and $2,158, respectively. Accumulated amortization for these arrangements was $775 and $590 as of June 30, 2023 and December 31, 2022, respectively. Amortization expense for the three months ended June 30, 2023 and 2022, was $63 and $52, respectively. Amortization expense for the six months ended June 30, 2023 and 2022, was $185 and $105, respectively.

(e)Vendor Financing Arrangements

On February 24, 2022, the Company expanded its existing relationship with a third-party service provider for business process outsourcing and technology services for its third-party administration services and electronic health records solutions. As a result, the third-party provider hired approximately 180 employees from the Company, hired to fill existing open positions, and augmented with additional resources to meet client demand. The agreement term is seven years and includes total estimated fees of $115,300.

The arrangement includes extended payment terms for cloud computing implementation costs, internally developed software support, and business process support. In order to determine the present value of the commitment, the Company used an imputed interest rate of 9.5%, which was reflective of its estimated uncollateralized borrowing rate at signing. As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the financing arrangement was $6,500 and $5,169, respectively, with an unamortized discount of $1,546 and $1,239, respectively, which was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

On October 1, 2022, the Company entered into a purchase arrangement with a third-party software support and service provider to purchase software licenses for total fees of $1,065. The purchased software licenses were delivered to the Company on the purchase date. The arrangement allows the Company to pay the fees over 36 monthly installment

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

payments. The Company used an imputed interest rate of 10.0%, which was reflective of its estimated collateralized borrowing rate on the purchase date. As of June 30, 2023 and December 31, 2022, the outstanding principal balance of the financing arrangement was $749 and $916, respectively, with an unamortized discount of $129 and $138, respectively, which was included in accrued expenses and other liabilities and other long-term liabilities on the Company’s consolidated balance sheets.

Imputed interest expense from vendor financing arrangements was $118 and $30 for the three months ended June 30, 2023 and 2022, respectively, and $222 and $36 for the six months ended June 30, 2023 and 2022, respectively.

(f)Allowance for Credit Losses

The Company maintains an allowance for credit losses to provide for expected credit losses on its divestiture-related notes receivable. The allowance for credit losses is based on the Company’s analysis of the expected future cash flows, as well as an assessment of the debtor’s credit quality. All losses are charged to the allowance when the loss occurs or when a determination is made that such a loss is likely and can be reasonably estimated. Recoveries are credited to the allowance at the time of recovery. The Company evaluates its allowance for credit losses quarterly. As of June 30, 2023, the allowance for credit losses on the divestiture-related notes receivable was $149. See Note 7 for additional information on the Company’s divestiture-related notes receivable.

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

As of June 30, 2023 and December 31, 2022, no client represented more than 10% of net accounts receivable.

As of June 30, 2023, one client represented 18% of client claims receivable. As of December 31, 2022, one client represented 14% of client claims receivable.

One client accounted for 13% and 16% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 13% and 17% of total revenue for the six months ended June 30, 2023 and 2022, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(h)Recent Accounting Pronouncement

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

In connection with the sale of the PrescribeWellness Business, the Company entered into a transition services agreement (the “PW TSA”) with TDS, pursuant to which the Company provided services, including, but not limited to, business support services for the PrescribeWellness Business after the sale through January 2023. The Company recognized $4 of income related to the PW TSA for the six months ended June 30, 2023, which is reported in other income in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2022, as a result of the Company’s intention to sell the PrescribeWellness Business, the Company prepared impairment tests on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the fair value less costs to sell did not exceed the carrying value of the net assets held for sale for the PrescribeWellness Business. As a result, the Company recorded goodwill impairment charges of $12,145 and impairment charges of $8,500 on net assets held for sale for the three and six months ended June 30, 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the results of operations of the PrescribeWellness Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Revenue	$7,885	$16,769
Cost of revenue, exclusive of depreciation and amortization	3,348	6,518
Operating expenses	5,104	12,594
Impairment charges	20,645	20,645
Loss from discontinued operations before income taxes	(21,212)	(22,988)
Income tax benefit	(315)	(288)
Net loss from discontinued operations, net of tax	$(20,897)	$(22,700)

The following table summarizes the significant operating noncash items and investing activities of the PrescribeWellness Business:

Six Months Ended
June 30, 2022
Depreciation and amortization	$4,551
Impairment charges	20,645
Stock-based compensation	969
Purchases of property and equipment	(21)
Software development costs	(3,790)

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

In connection with the sale of the DoseMe Business, the Company entered into a transition services agreement (“DoseMe TSA”) with DoseMe Operations, pursuant to which the Company is providing services, including, but not limited to, business support services for the DoseMe Business after the sale through October 2023. For the three and six months ended June 30, 2023, the Company recognized $51 and $101 of income related to the DoseMe TSA, respectively, which is reported in other income in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2022, as a result of the Company’s intention to sell the DoseMe Business, the Company prepared impairment tests on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the fair value less costs to sell did not exceed the carrying value of the net assets held for sale for the DoseMe Business. As a result, the Company recorded goodwill impairment charges of $740 and impairment charges of $3,835 on net assets held for sale for the six months ended June 30, 2022. For the three months ended June 30, 2022, the Company recorded $3,735 of impairment charges on the net assets held for sale. During the six months ended June 30, 2023, the Company recorded a final gain of $211 on the sale of the DoseMe Business.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the assets and liabilities classified as discontinued operations on the consolidated balance sheets as of December 31, 2022:

December 31,
2022
Cash	$18
Accounts receivable, net	530
Prepaid expenses and other assets	43
Property and equipment, net	30
Software development costs, net	421
Goodwill	1,927
Intangible assets, net	9,372
Impairment of carrying value	(7,730)
Total current assets of discontinued operations	$4,611

Accounts payable	$42
Accrued expenses and other liabilities	1,231
Total current liabilities of discontinued operations	$1,273

The following table summarizes the results of operations of the DoseMe Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$—	$407	$64	$778
Cost of revenue, exclusive of depreciation and amortization	—	47	3	88
Operating expenses	—	782	432	2,165
Impairment charges	—	3,735	—	4,575
Loss (gain) on divestiture of business	11	—	(211)	—
Loss from discontinued operations before income taxes	(11)	(4,157)	(160)	(6,050)
Income tax (benefit) expense	(44)	(105)	10	(76)
Net income (loss) from discontinued operations, net of tax	$33	$(4,052)	$(170)	$(5,974)

The following table summarizes the significant operating noncash items and investing activities of the DoseMe Business:

	Six Months Ended
	June 30,
	2023	2022
Depreciation and amortization	$—	$655
Impairment charges	—	4,575
Stock-based compensation	1	345
Gain on divestiture of business	211	—
Purchases of property and equipment	—	(6)
Software development costs	—	(145)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Divestiture of the SinfoníaRx Business

On March 2, 2023 (the “SinfoníaRx Sale Date”), the Company completed the sale of its SinfoníaRx Business, including the assets, properties, and rights that were primarily used or held for use in connection with the SinfoníaRx Business to Symphony Clinic, LLC (“Symphony”). The purchase consideration included $1,400 in cash, subject to certain customary post-closing adjustments, which was paid directly to the Company on the SinfoníaRx Sale Date. The purchase consideration also includes a note receivable of $3,600 with an annual interest rate of 3%, which matures on December 31, 2023. The Company may also be entitled to receive up to $1,000 in contingent consideration based upon potential regulatory changes affecting the SinfoníaRx Business. The contingent consideration had an estimated fair value of $500 on the SinfoníaRx Sale Date. See Note 7 for additional discussion on the divestiture-related note receivable and Note 15 for additional discussion on the fair value assessment of the contingent consideration receivable.

In connection with the sale of the SinfoníaRx Business, the Company entered into a transition services agreement (“SinfoníaRx TSA”) with Symphony, pursuant to which the Company is providing services, including, but not limited to, business support services for the SinfoníaRx Business after the sale through December 2023. For the three and six months ended June 30, 2023, the Company recognized $515 and $913 of income related to the SinfoníaRx TSA, respectively, which is reported in other income in the Company’s consolidated statement of operations.

During the three and six months ended June 30, 2022, as a result of the Company’s intention to sell the SinfoníaRx Business, the Company prepared impairment tests on the related net assets held for sale. Using a market approach to determine fair value, the Company concluded that the fair value less costs to sell did not exceed the carrying value of the net assets held for sale for the SinfoníaRx Business. As a result, the Company recorded goodwill impairment charges of $5,387 and impairment charges of $5,841 on net assets held for sale for the three and six months ended June 30, 2022. During the six months ended June 30, 2023, the Company recorded an additional $5,099 for the final loss on the sale of the SinfoníaRx Business.

The following table summarizes the assets and liabilities classified as discontinued operations on the consolidated balance sheets as of December 31, 2022:

December 31,
2022
Accounts receivable, net	$3,707
Prepaid expenses and other assets	2,174
Property and equipment, net	1,320
Operating lease right-of-use assets	3,991
Software development costs, net	7,142
Intangible assets, net	13,263
Impairment of carrying value	(13,383)
Total current assets of discontinued operations	$18,214

Operating lease liabilities	$3,525
Accounts payable	3,188
Accrued expenses and other liabilities	5,403
Total current liabilities of discontinued operations	$12,116

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes the results of operations of the SinfoníaRx Business, which are included in loss from discontinued operations, net of tax in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$—	$8,669	$3,536	$15,909
Cost of revenue, exclusive of depreciation and amortization	—	6,802	4,919	13,336
Operating expenses	—	2,875	1,917	7,595
Impairment charges	—	11,228	363	11,228
Loss on divestiture of business	141	—	5,099	—
Loss from discontinued operations before income taxes	(141)	(12,236)	(8,762)	(16,250)
Income tax benefit	—	(266)	—	(204)
Net loss from discontinued operations, net of tax	$(141)	$(11,970)	$(8,762)	$(16,046)

The following table summarizes the significant operating noncash items and investing activities of the SinfoníaRx Business:

	Six Months Ended
	June 30,
	2023	2022
Depreciation and amortization	$—	$2,125
Impairment charges	363	11,228
Stock-based compensation	37	1,192
Loss on divestiture of business	5,099	—
Purchases of property and equipment	—	(32)
Software development costs	(358)	(2,071)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Medication revenue	$69,626	$55,892	$138,376	$106,865
Technology-enabled solutions revenue:
Value-based care solutions	16,089	13,336	31,400	26,105
Software subscription and services	4,321	3,369	8,537	6,737
Total revenue	$90,036	$72,597	$178,313	$139,707

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

The following table provides information about the Company’s contract assets and contract liabilities from contracts with clients as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022
Contract assets	$18,389	$15,115
Contract liabilities	2,767	3,435

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2023 are as follows:

June 30,
2023
Contract assets:
Contract assets, beginning of period	$15,115
Decreases due to cash received	(15,393)
Changes to the contract assets at the beginning of the period as a result of changes in estimates	820
Changes during the period, net of reclassifications to receivables	17,847
Contract assets, end of period	$18,389

Contract liabilities:
Contract liabilities, beginning of period	$3,435
Revenue recognized that was included in the contract liabilities balance at the beginning of the period	(2,481)
Increases due to cash received, excluding amounts recognized as revenue during the period	1,813
Contract liabilities, end of period	$2,767

During the six months ended June 30, 2022, the Company recognized $1,810 of revenue that was included in the December 31, 2021 contract liability balance of $2,191.

5.     Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock of the Company outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net loss from continuing operations	$(9,743)	$(12,691)	$(16,817)	$(33,083)
Net loss from discontinued operations	(108)	(36,919)	(8,932)	(44,720)
Net loss	$(9,851)	$(49,610)	$(25,749)	$(77,803)
Denominator (basic and diluted):
Weighted average shares of common stock outstanding, basic and diluted	25,422,032	23,959,726	25,333,137	23,913,050

Net loss per share from continuing operations, basic and diluted	$(0.38)	$(0.53)	$(0.66)	$(1.38)
Net loss per share from discontinued operations, basic and diluted	—	(1.54)	(0.35)	(1.87)
Total net loss per share, basic and diluted	$(0.38)	$(2.07)	$(1.01)	$(3.25)

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following potential common shares, presented based on amounts outstanding as of June 30, 2023 and 2022, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	June 30,
	2023	2022
Stock options to purchase common stock	798,896	1,448,537
Unvested restricted stock and restricted stock units	2,314,917	2,324,497
Unvested performance stock units	103,409	—
Common stock warrants	4,646,393	4,646,393
Conversion of convertible senior subordinated notes	4,646,393	4,646,393
	12,510,008	13,065,820

As of June 30, 2023 and 2022, shares related to the conversion of the convertible senior subordinated notes were included in the table above using the if-converted method.

As of June 30, 2023, all shares related to performance stock units granted on April 27, 2021 and June 1, 2023 were excluded from the table above, as the performance conditions were unmet as of June 30, 2023 (see Note 14).

As of ended June 30, 2022, all shares related to performance stock units were excluded from the table above, as the performance conditions were unmet as of June 30, 2022 (see Note 14).

6.     Other Current Assets

As of June 30, 2023 and December 31, 2022, other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Contract assets	$18,389	$15,115
Divestiture-related contingent consideration receivable	100	—
Non-trade receivables	445	719
Other	3,744	2,353
Total other current assets	$22,678	$18,187

7.     Divestiture-Related Notes Receivable

In connection with the sale of the DoseMe Business on January 20, 2023, the Company and DoseMe Operations executed a note receivable with principal of $3,000 and an annual interest rate of 7.0%, which matures on January 20, 2027. Pursuant to the terms of the sale agreement, the principal of the note receivable was adjusted for certain customary post-closing adjustments to $2,884 as of June 30, 2023. The note receivable was recorded at the estimated fair value of $1,598, adjusted for certain customary post-closing adjustments, on the DoseMe Sale Date of January 20, 2023 utilizing an imputed interest rate of 21.2%, which considers the risk-free rate corresponding to the term of the note receivable and risk premium attributed to the buyer’s credit rating for a secured or collateralized instrument. The divestiture-related note receivable is recorded in other assets on the Company’s consolidated balance sheet.

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

On the DoseMe Sale Date and SinfoníaRx Sale Date, the Company estimated an aggregate allowance for credit losses of $151 on divestiture-related notes receivable based on the expected future cash flows and assessment of debtor’s

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

credit quality. The Company recorded a $2 decrease to the allowance for credit losses for the three months ended June 30, 2023 due to a change in the estimated fair value of the divestiture-related note receivables as a result of certain customary post-closing adjustments.

The following summarizes the divestiture-related notes receivable balances as of June 30, 2023:

		Allowance for	Balance as of
	Amortized Cost	Credit Losses	June 30, 2023
Divestiture-related note receivable current	$3,527	$—	$3,527
Divestiture-related note receivable long-term	1,654	(149)	1,505
Total	$5,181	$(149)	$5,032

The following summarizes changes in the allowance for expected credit losses:

Allowance for
Credit Losses
Balance at January 1, 2023	$—
Provision for credit losses	(151)
Change in provision for expected credit losses	2
Balance at June 30, 2023	$(149)

8.       Property and Equipment

Accumulated depreciation was $20,658 and $19,024 as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense on property and equipment for the three months ended June 30, 2023 and 2022 was $790 and $1,214, respectively. Depreciation expense on property and equipment for the six months ended June 30, 2023 and 2022 was $1,716 and $2,061, respectively.

9.       Software Development Costs

The Company capitalizes certain costs incurred in connection with obtaining or developing its proprietary software platforms, which are used to support its service contracts, including external direct costs of third-party professional services, payroll costs for employees directly involved with the software development, and interest expense related to the borrowings attributable to software development. As of June 30, 2023 and December 31, 2022, capitalized software costs consisted of the following:

	June 30, 2023	December 31, 2022
Software development costs	$62,729	$54,853
Less: accumulated amortization	(29,652)	(22,261)
Software development costs, net	$33,077	$32,592

Capitalized software development costs included above not yet subject to amortization	$8,246	$4,997

Amortization expense for the three months ended June 30, 2023 and 2022 was $3,715 and $2,581, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $7,390 and $5,781, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the first quarter of 2022, the Company became aware of changes in circumstances impacting the future application of certain capitalized software development costs and determined an indicator of impairment was present. The Company evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, the Company recognized an impairment charge equal to $4,062 for the six months ended June 30, 2022. There were no identified circumstances that would impact the future functionality of capitalized software development costs during the six months ended June 30, 2023.

10.      Goodwill and Intangible Assets

The Company’s goodwill as of June 30, 2023 and December 31, 2022 was $115,323.

During the first and second quarters of 2022, the Company experienced a sustained decline in the market price of its common stock and determined that an indicator of impairment was present. The Company performed a quantitative goodwill impairment assessment as of June 30, 2022, estimating the fair value of the Company’s reporting unit using a market approach. Based on the analysis performed, the Company determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value, and, as a result, goodwill was not impaired as of June 30, 2022. No indicators of impairment were identified during the six months ended June 30, 2023.

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
June 30, 2023
Trade names	2.6	$1,340	$(1,035)	$305
Client relationships	11.7	51,264	(17,939)	33,325
Non-competition agreements	5.0	1,640	(1,466)	174
Developed technology	6.2	14,720	(13,419)	1,301
Domain name	10.0	59	(35)	24
Total intangible assets		$69,023	$(33,894)	$35,129

	Weighted Average
	Amortization Period		Accumulated	Intangible
	(in years)	Gross Value	Amortization	Assets, net
December 31, 2022
Trade names	2.6	$1,340	$(1,000)	$340
Client relationships	11.7	51,264	(15,781)	35,483
Non-competition agreements	5.0	1,640	(1,303)	337
Developed technology	6.2	14,720	(12,580)	2,140
Domain name	10.0	59	(33)	26
Total intangible assets		$69,023	$(30,697)	$38,326

Amortization expense for intangible assets for the three months ended June 30, 2023 and 2022 was $1,598 and $1,695, respectively. Amortization expense for intangible assets for the six months ended June 30, 2023 and 2022 was $3,197 and $3,389, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The estimated amortization expense for the remainder of 2023 and each of the next five years and thereafter is as follows:

Years Ending December 31,
2023 (July 1 – December 31)	$2,685
2024	4,684
2025	4,466
2026	4,338
2027	4,271
2028	3,681
Thereafter	11,004
Total estimated amortization expense	$35,129

11.       Accrued Expenses and Other Liabilities

As of June 30, 2023 and December 31, 2022, accrued expenses and other liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Employee related expenses	$10,257	$10,780
Contract liability	2,311	3,309
Customer deposits	904	904
Client funds obligations*	10,400	12,372
Interest	2,133	2,133
Vendor financing arrangements	627	568
Professional fees and contract labor	2,605	751
Consideration payable to customer	24,015	20,311
Income and non-income taxes payable	106	8
Other expenses	5,747	4,609
Total accrued expenses and other liabilities	$59,105	$55,745

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

Holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the business day immediately preceding August 15, 2025 only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change or make-whole fundamental change (as defined in the indenture governing the 2026 Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets. On or after August 15, 2025 until the close of business on the first scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2026 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver shares of its common stock, cash, or a combination thereof at the Company’s option. As of June 30, 2023, none of the conditions allowing holders of the 2026 Notes to convert had been met. Debt issuance costs related to the 2026 Notes of $9,372 are being amortized to interest expense using the effective interest method over the contractual term, resulting in an effective interest rate of 2.20%.

During the three months ended June 30, 2023, the Company recognized $1,762 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $340 was noncash accretion of the debt discounts recorded. During the six months ended June 30, 2023, the Company recognized $3,522 of interest expense related to the 2026 Notes, of which $2,844 was paid or accrued and $678 was noncash accretion of the debt discounts recorded.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During the three months ended June 30, 2022, the Company recognized $1,755 of interest expense related to the 2026 Notes, of which $1,422 was paid or accrued and $333 was noncash accretion of the debt discounts recorded. During the six months ended June 30, 2022, the Company recognized $3,508 of interest expense related to the 2026 Notes, of which $2,844 was paid or accrued and $664 was noncash accretion of the debt discounts recorded.

As of June 30, 2023, total accrued interest payable related to the 2026 Notes was $2,133, which is included in accrued expenses and other liabilities on the consolidated balance sheets. The 2026 Notes have a carrying value of $321,312 as of June 30, 2023. The 2026 Notes are classified as long-term debt on the Company’s consolidated balance sheets, and will be until such 2026 Notes are within one year of maturity.

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

As of June 30, 2023, no warrants had been exercised and all warrants to purchase shares of the Company’s common stock were outstanding.

(d)    Long-Term Debt

The following table represents the total long-term debt obligations of the Company at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible senior subordinated notes	$235,272	$235,272
Convertible senior subordinated notes - related party	89,728	89,728
Unamortized discount, including debt issuance costs, on convertible senior subordinated notes	(3,688)	(4,366)
Total long-term debt, net	$321,312	$320,634

13.      Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $133 and $159, respectively, which resulted in effective tax rates of (1.4)% and (1.3)%, respectively.

For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $238 and $375, respectively, which resulted in effective tax rates of (1.4)% and (1.1)%, respectively.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that is currently limiting the realizability of the Company’s net deferred tax assets as of the end of the periods presented. As of June 30, 2023 and 2022, the Company has recorded a full valuation allowance against its deferred tax assets. Accordingly, the tax benefit was limited due to unbenefited losses in the three and six months ended June 30, 2023 and 2022, respectively. The Company calculates its provision for income taxes during its interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year to date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

14.     Stock-Based Compensation

In September 2016, the Company adopted the 2016 Equity Compensation Plan (“2016 Plan”). During the term of the 2016 Plan, the share reserve will automatically increase on the first trading day in January of each calendar year by an amount equal to the lesser of 5% of the total number of outstanding shares of common stock on the last trading day in December of the prior calendar year or such other number set by the Board of Directors (the “Board”). In accordance with the terms of the 2016 Plan, the share reserve increased by 1,356,454 shares on March 10, 2023. As of June 30, 2023, 2,236,092 shares were available for future grants under the 2016 Plan.

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

The following table summarizes the aggregate restricted stock award activity, inclusive of performance-based restricted stock awards, under the 2016 Plan for the six months ended June 30, 2023:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2022	2,193,444	$18.33
Granted	230,295	6.71
Vested	(707,195)	20.35
Forfeited	(268,515)	31.69
Outstanding at June 30, 2023	1,448,029	$13.02

For the three months ended June 30, 2023 and 2022, $2,139 and $5,578, respectively, of expense was recognized related to restricted stock awards, excluding performance-based restricted stock awards described below. For the six months ended June 30, 2023 and 2022, $4,339 and $12,847, respectively, of expense was recognized related to restricted stock awards, excluding performance-based restricted stock awards described below.

As of June 30, 2023, there was unrecognized compensation expense of $14,531 related to unvested restricted stock awards, excluding performance-based restricted stock awards described below, under the 2016 Plan, which are expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes the aggregate restricted stock unit activity under the 2016 Plan for the six months ended June 30, 2023:

		Weighted
		average
	Number	grant-date
	of shares	fair value
Outstanding at December 31, 2022	109,453	$6.71
Granted	811,396	5.44
Outstanding at June 30, 2023	920,849	$5.59

The table above includes 53,961 restricted stock units which had vested but had not been issued as of June 30, 2023.

For the three months ended June 30, 2023 and 2022, $332 and $103, respectively, of expense was recognized related to restricted stock units. For the six months ended June 30, 2023 and 2022, $389 and $221, respectively, of expense was recognized related to restricted stock units.

As of June 30, 2023, there was unrecognized compensation expense of $4,345 related to unvested restricted stock units, under the 2016 Plan, which are expected to be recognized over a weighted average period of 3.5 years.

Performance-Based Equity Awards

On April 27, 2021, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target 2021 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain revenue performance targets during the three-year performance period ending December 31, 2023. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2021 Shares granted. The performance stock unit awards have a grant-date fair value of $44.13 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company did not recognize any stock-based compensation expense related to the performance stock units for the three and six months ended June 30, 2023 and 2022, as the achievement of the underlying performance targets was considered unlikely. During the six months ended June 30, 2023, 14,650 performance stock units expired. As of June 30, 2023, the number of Target 2021 Shares was 30,900 shares, the maximum number of achievable performance stock units was 61,800 and the maximum unrecognized compensation expense was $2,727.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On August 22, 2022, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain executives. Each award reflects a target number of shares (“Target 2022 Shares”) that may be issued to the award recipient. The awards are earned upon the Company’s achievement of certain market performance targets during the three-year performance period ending December 31, 2024. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2022 Shares granted. The performance stock unit awards have a grant-date fair value of $4.38 per share based on the fair value of the Company’s stock price at grant date and the expected vesting units, taking into consideration the possibilities of all possible performance achievement levels. Stock-based compensation costs associated with these grants are recognized over the performance period. The Company recognized $162 and $322, respectively, of stock-based compensation expense related to the performance stock units for the three and six months ended June 30, 2023. As of June 30, 2023, the number of Target 2022 Shares was 350,000 shares, the maximum number of achievable performance stock units was 700,000, and the remaining unrecognized compensation expense was $978.

On June 1, 2023, pursuant to the 2016 Plan, the Board approved awards of performance stock units to certain employees. Each award reflects a target number of shares (“Target 2023 Shares”) that may be issued to the award recipient. The awards are earned based upon the Company’s achievement of certain performance targets during the three-year performance period ending December 31, 2025. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient may receive at the end of the performance period may range from 0% to 200% of the Target 2023 Shares granted. The performance stock unit awards have a grant-date fair value of $5.44 per share based on the Company’s closing stock price on the grant date. Stock-based compensation costs associated with these grants are recognized over the performance period based upon the Company’s assessment of the probability that the performance targets will be achieved. The Company recognized $125 of stock-based compensation expense related to the performance stock units for the three and six months ended June 30, 2023. As of June 30, 2023, the number of Target 2023 Shares was 618,055 shares, the maximum number of achievable performance stock units was 1,236,110, and the maximum unrecognized compensation expense was $6,600.

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

During the second quarter of 2022, the Board approved grants of stock awards to certain non-employee directors pursuant to the 2016 Plan. The awards provided for the issuance of 12,262 shares of the Company’s common stock, which immediately vested on the grant date. These grants had a weighted average grant-date fair value of $3.64 per share. For both the three and six months ended June 30, 2022, the Company recorded $45 of expense related to these stock awards.

Stock Options

The Company recorded $12 and $966 of stock-based compensation expense related to the vesting of employee and non-employee director stock options for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $63 and $2,096 of stock-based compensation expense related to the vesting of employee and non-employee director stock options for the six months ended June 30, 2023 and 2022, respectively. The Company records forfeitures as they occur.

No grants for employee and non-employee director stock options were made during the six months ended June 30, 2023 and 2022.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2016 Plan for the six months ended June 30, 2023:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term	value
Outstanding at December 31, 2022	1,177,805	$28.39
Exercised	(138,715)	3.11
Forfeited	(240,194)	29.63
Outstanding at June 30, 2023	798,896	$32.40	4.3	$96
Options vested and expected to vest at June 30, 2023	798,896	$32.40	4.3	$96
Exercisable at June 30, 2023	798,434	$32.39	4.3	$96

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the Company’s closing stock price or estimated fair value on the last trading day of the fiscal quarter for those stock options that had exercise prices lower than the fair value of the Company’s common stock. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $458 and $2, respectively.

As of June 30, 2023, there was $9 of total unrecognized compensation cost related to unvested stock options granted under the 2016 Plan, which is expected to be recognized over a weighted average period of 0.3 years.

Cash received from option exercises for the six months ended June 30, 2023 and 2022 was $219 and $60, respectively.

During the six months ended June 30, 2023, restricted share award holders delivered 131,330 shares of common stock, with a fair value of $658, for employee payroll taxes owed for the vesting of restricted stock awards.

The Company recorded total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 in the following expense categories of its consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of medication revenue	$127	$223	$239	$447
Cost of technology-enabled solutions revenue	378	570	745	1,471
Research and development	206	761	407	2,280
Sales and marketing	102	50	188	308
General and administrative	1,957	3,488	3,621	8,289
Discontinued operations	—	1,600	38	2,506
Total stock-based compensation expense	$2,770	$6,692	$5,238	$15,301

Employee Stock Purchase Plan

In February 2021, the Board, subject to stockholder approval, adopted the Tabula Rasa HealthCare, Inc. Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 15% discount off the lower of (i) the fair market value per share of common stock on the start date of the applicable offering period or (ii) the fair market value per share of common stock on the purchase date. The ESPP was approved by the Company’s stockholders at the 2021 annual meeting of stockholders in June 2021. The number of shares of common stock reserved for issuance under the ESPP will initially be 480,097 shares, subject to adjustment as provided in the ESPP, all of which remained available as of June 30, 2023. In connection with the

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

proposed Merger, as defined and further described in Note 19, the Company has suspended the ESPP, which will be terminated contingent upon, and effective immediately prior to, the closing of the Merger.

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

The Company had classified assets measured at fair value on a recurring basis at June 30, 2023 as follows:

	Fair Value Measurement
	at Reporting Date Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2023
Assets
Money market funds	$48,264	$—	$—	$48,264
Contingent consideration receivable - current	—	—	100	100
Total	$48,264	$—	$100	$48,364

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

The fair value of the PW Contingent Consideration Receivable was determined using a Monte Carlo simulation with the assistance of a third-party appraiser. The contingent consideration receivable was recorded at the estimated fair value of $7,000 at the sale date of August 1, 2022. During the three and six months ended June 30, 2023, the Company recorded a charge of $3,350 to decrease the fair value of the contingent consideration receivable to zero based on updated estimates utilized in the contingent consideration valuation.

The fair value of the SinfoníaRx Contingent Consideration Receivable was determined using a scenario-based method. The contingent consideration receivable was recorded at the estimated fair value of $500 at the sale date of March 2, 2023. During the six months ended June 30, 2023, the Company recorded a charge of $400 to decrease the fair value of the SinfoníaRx Contingent Consideration Receivable primarily due to updated estimates used in the contingent

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

consideration valuation. The estimated fair value of the SinfoníaRx Contingent Consideration Receivable was $100 as of June 30, 2023 and was included in other current assets on the Company’s consolidated balance sheet.

The changes in fair value of the Company’s contingent consideration receivables for the six months ended June 30, 2023 was as follows:

Balance at December 31, 2022	$3,350
Fair value of SinfoníaRx Contingent Consideration Receivable	500
Adjustments to fair value measurement	(3,750)
Balance at June 30, 2023	$100

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2023:

	Face Value	Carrying Value	Fair Value
1.75% Convertible Senior Subordinated Notes due 2026	$325,000	$321,312	$271,255

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

(b)    Legal Proceedings

As of June 30, 2023, the Company was not involved in any significant claims or legal actions that, in the opinion of management, would have a material adverse impact on the Company.

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

As of June 30, 2023 and December 31, 2022 the Company had $2,172 and $4,608, respectively, due to Thrifty Drug for prescription drug purchases.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In June 2021 and October 2021, the Company entered into agreements with a provider for cloud hosting and support services. The June 2021 agreement was effective as of June 3, 2021 and will expire on April 28, 2024. Pursuant to the June 2021 agreement, the Company is committed to a minimum purchase obligation of $1,272 over the term of the agreement. The October 2021 agreement was effective as of October 1, 2021 and will expire on September 30, 2024. Pursuant to the October 2021 agreement, the Company is committed to a minimum purchase obligation of $7,050 over the term of the agreement. Commitments under the October 2021 agreement are inclusive of commitments under the June 2021 agreement. As of June 30, 2023, the Company had a remaining commitment of $2,350 under the October 2021 agreement, of which $253 pertained to the June 2021 agreement.

In August 2021, the Company entered into an agreement with a third party to provide enterprise support and information technology services. The agreement was effective as of November 1, 2021 and will expire on October 31, 2026 and commits the Company to a minimum purchase obligation of $8,960 through October 31, 2024. As of June 30, 2023, the Company had a remaining commitment of $3,876.

17.    Related Party Transactions

The Company provides medication fulfillment pharmacy services and certain PACE solutions services to a client whose Chief Executive Officer is a member of the Board. For the three months ended June 30, 2023 and 2022, $1,854 and $1,888, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations. For the six months ended June 30, 2023 and 2022, $3,730 and $3,647, respectively, of revenue related to this client was included in the Company’s consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $209 and $145, respectively, was included in accounts receivable, net, on the Company’s consolidated balance sheets.

During the second quarter of 2022, a holder of the Company’s convertible senior subordinated notes became a significant stockholder. The stockholder held approximately $88,709 and $88,522 of the Company’s convertible senior subordinated notes, net of discount, which is presented on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. See Note 12 for more information on the Company’s convertible senior subordinated notes.

On September 13, 2022, in connection with the entry into separation agreements with two retired named executive officers, the Company incurred $9,927 of separation costs, which included stock-based compensation related to the accelerated vesting of unvested shares of restricted stock, severance payments and benefits, relevant payroll taxes, and outplacement services. These costs were included within general and administrative expenses in the Company’s consolidated statement of operations during the third quarter of 2022. As of June 30, 2023, $787 is included within accrued expenses and other liabilities on the Company’s consolidated balance sheets.

As discussed in Note 19, on August 5, 2023, the Company entered into the Voting Agreement with the Specified Stockholders, including a director of the Company. See Note 19 for more information on the Voting Agreement.

18.    Rights Plan

On July 25, 2022, the Board approved and adopted a Rights Agreement (the “Rights Agreement”), by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock. The Rights are distributable to stockholders of record as of the close of business on August 5, 2022 and are not exercisable initially. If the Rights become exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a newly-designated series of preferred stock, Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company, at an exercise price of $26.00, subject to adjustment. The Rights expired on July 25, 2023 in accordance with the terms of the Rights Agreement.

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

19. Subsequent Event

Merger Agreement

On August 5, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Locke Buyer, LLC, a Delaware limited liability company (“Parent”), and Locke Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, on the terms and conditions set forth therein and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Consummation of the Merger is subject to the approval of the Company’s stockholders, receipt of certain required regulatory approvals, and other customary closing conditions.

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares of Company common stock (i) owned by Parent or Merger Sub, (ii) owned by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under the DGCL) shall be converted into the right to receive an amount in cash equal to $10.50 per share, without interest (the “Merger Consideration”).

In addition, on the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding (i)(A) restricted stock unit that is subject solely to time-based vesting conditions, whether vested or unvested, and (B) share of Company common stock that is subject to vesting, repurchase or forfeiture, and (ii) restricted stock unit that is subject to both performance-based and time-based vesting conditions (each, a “Company PSU”) that is vested as of immediately prior to the Effective Time but not yet settled or that automatically vests as a result of the Merger in accordance with its terms and without the exercise of discretion (each, a “Vested Company PSU”), in the case of each of clause (i) and (ii), will be canceled and the holder thereof will be entitled to receive an amount in cash equal to the Merger Consideration, provided that any Company PSU that does not constitute a Vested Company PSU will be forfeited and canceled for no consideration. Moreover, at the Effective Time, each outstanding option to purchase shares of Company common stock as of immediately prior to the Effective Time, whether vested or unvested, will be canceled and the holder thereof will be entitled to receive an amount in cash equal to the product of the number of shares of Company common stock subject to such option, multiplied by the excess of the Merger Consideration over the exercise price per share, provided that any such option with an exercise price per share equal to or greater than the Merger Consideration will be canceled for no consideration.

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the Company’s stockholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain other regulatory approvals or consents; (iv) the absence of legal restraints prohibiting the Merger and (v) other customary conditions specified in the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent, including, among others, the right of (i) either party to terminate the Merger Agreement if the Merger is not consummated by February 5, 2024, (ii) the Company to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (iii) Parent to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement.

Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee. If the termination fee becomes payable as a result of the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement (i) prior to August 26, 2023 or (ii) with an Excluded Party (as defined in the Merger Agreement) prior to September 5, 2023, the amount of the termination fee will be $5,285. If the termination fee becomes payable in other circumstances, the amount of the termination fee will be

TABULA RASA HEALTHCARE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

$10,570. If the Company terminates the Merger Agreement because Parent fails to consummate the Merger when required by the Merger Agreement, the Company will be entitled to a termination fee of $21,140.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Parent and the Company entered into a voting and support agreement (the “Voting Agreement”) with Indaba Capital Management, L.P., Indaba Capital Fund, L.P., IC GP, LLC and Derek Schrier (collectively, the “Specified Stockholders”), who, directly or indirectly, collectively beneficially own approximately 25% of the outstanding shares of Company common stock (the “Covered Shares”), pursuant to which, among other things, each Specified Stockholder has (i) agreed to vote (or cause to be voted) all of its Covered Shares in favor of, among other things, approval of the Merger Agreement and the transactions contemplated by the Merger Agreement (including the Merger) and against any alternative Takeover Proposal and (ii) agreed, subject to certain exceptions, not to transfer its Covered Shares during the term of the Voting Agreement; provided, that the Voting Agreement will terminate in the event that, among other things, the Board changes its recommendation that the Company’s stockholders adopt the Merger Agreement.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, without limitation, our future plans, objectives, expectations, intentions, financial performance, the proposed transaction with Locke Buyer, LLC, an affiliate of Nautic Partners, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: (i) our expectations regarding industry and market trends, including the expected growth and continued structural change and consolidation in the market for healthcare in the United States; (ii) our expectations about the growth of Programs of All-Inclusive Care for the Elderly (“PACE”) organizations; (iii) our expectations about private payers establishing their own at-risk programs; (iv) the advantages of our solutions as compared to those of competitors; (v) our estimates about our financial performance; (vi) the visibility into future cash flows from our business model; (vii) our ability to reduce expenses as a result of our disposition of non-core businesses; (viii) our growth strategy, including our ability to grow our client base; (ix) our plans to further penetrate existing markets and enter new markets; (x) expectations of earnings, revenue, and other financial items; (xi) plans, strategies, and objectives of management for future operations; (xii) our ability to establish and maintain intellectual property rights; (xiii) our ability to retain and hire necessary associates and appropriately staff our operations; (xiv) future capital expenditures; (xv) future economic conditions or performance; (xvi) our plans to pursue strategic acquisitions and partnerships; (xvii) our plans to expand and enhance our solutions; (xviii) our estimates regarding capital requirements and needs for additional financing; (xix) the risk that the proposed transaction may not be completed in a timely manner or at all; (xx) the failure to receive, on a timely basis or otherwise, the required approval of the proposed transaction by our stockholders; (xxi) the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (xxii) the possibility that competing offers or acquisition proposals for the Company will be made; (xxiii) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction, including in circumstances which would require the Company to pay a termination fee; (xxiv) the effect of the announcement or pendency of the proposed transaction on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, vendors, service providers and others with whom we do business, or our operating results and business generally; (xxv) risks related to the proposed transaction diverting management’s attention from our ongoing business operations; (xxvi) the risk of shareholder litigation in connection with the proposed transaction, including resulting expense or delay; and (xxvii) the risks described in Part I, Item 1A of our 2022 Form 10-K, filed with the SEC on March 10, 2023, and our other filings and reports filed with or furnished to the Securities and Exchange Commission. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by applicable law. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Tabula Rasa HealthCare, Inc. (the “Company,” “we,” “us,” and “our”) is a healthcare technology company enabling simplified and individualized care that improves the health of those we serve. We offer comprehensive pharmacy services that include personalized, precision medication management and delivery, as well as a suite of clinical and business management tools that help health plans and at-risk provider groups optimize utilization and improve patient health. Our vision and mission are supported by our experienced leadership team, our significant investments in our technology, services, and people, and partnerships with our healthcare clients, including health plans and provider organizations, to manage the most complex and vulnerable individuals.

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

On August 5, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Locke Buyer, LLC, a Delaware limited liability company (“Parent”), and Locke Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”). Consummation of the Merger is subject to the approval of the Company’s stockholders, receipt of certain required regulatory approvals, and other customary closing conditions. See Note 19 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Divestiture of Non-Core Businesses and Segment Change

During first quarter of 2022, we announced plans to evaluate non-core assets to refocus our corporate strategy and increase stockholder value, and we commenced plans to sell the PrescribeWellness, DoseMe and SinfoníaRx Businesses (as defined below), which we acquired in January 2019, March 2019, and September 2017, respectively. As described further below, we completed our sales of the PrescribeWellness, DoseMe and SinfoníaRx Businesses in August 2022, January 2023, and March 2023, respectively. We determined that these businesses met the requirements to be classified as held for sale and discontinued operations as of March 31, 2022 and continued to meet the requirements through the dates of their respective sales. Accordingly, the assets, liabilities, revenue, and expenses related to these businesses are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented in this Quarterly Report on Form 10-Q.

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

We previously operated our business through two segments, CareVention HealthCare and MedWise HealthCare. When we commenced plans to sell the PrescribeWellness, DoseMe and SinfoníaRx Businesses, these businesses collectively comprised the majority of our MedWise HealthCare segment, with PrescribeWellness Business representing the most significant portion of this segment. The disposition of these non-core businesses represented the completion of our previously-announced strategic business shift. Subsequent to the sales of these business, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates performance and allocates resources based on the consolidated results of the Company. Therefore, we consolidated our two operating segments to one segment by merging the CareVention HealthCare segment and the remaining MedWise HealthCare segment. We now operate our business as one segment effective as of March 31, 2023. Prior comparative periods have been revised to conform with the current period segment presentation.

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

	Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Revenues from continuing operations	$90,036	$72,597	$17,439	24%
Net loss from continuing operations	(9,743)	(12,691)	2,948	23

	Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Revenues from continuing operations	$178,313	$139,707	$38,606	28%
Net loss from continuing operations	(16,817)	(33,083)	16,266	49

We monitor the key metrics set forth in the preceding table to help us evaluate trends, establish budgets, and measure the effectiveness and efficiency of our operations. We also monitor revenue retention rate on an annual basis, which is described in our 2022 Form 10-K.

Factors Affecting our Future Performance

General

We believe that our future success depends on many factors, including our ability to maintain and grow our relationships with existing clients, expand our client base, continue to enter new markets, and expand our offerings to meet evolving market needs. While these areas present significant opportunities, they also present risks that we must manage to ensure successful results. For additional information about risks and uncertainties that may impact our future success, please refer to “Item 1A – Risk Factors” in our 2022 Form 10-K as supplemented by the additional factors set forth under “Item 1A – Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Components of Our Results of Operations

Revenue

Our revenue is derived from our medication revenue and technology-enabled solutions revenue. For both the three months ended June 30, 2023 and 2022, medication revenue represented 77% of our total revenue from continuing operations, and technology-enabled solutions revenue represented 23%, of our total revenue from continuing operations. For the six months ended June 30, 2023 and 2022, medication revenue represented 78% and 76%, respectively, of our total revenue from continuing operations, and technology-enabled solutions revenue represented 22% and 24%, respectively, of our total revenue from continuing operations.

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

Cost of Revenue (exclusive of depreciation and amortization)

Cost of Medication Revenue

Cost of medication revenue includes all costs directly related to the fulfillment and distribution of medications. These costs consist primarily of the purchase price of the medications we dispense, shipping, packaging, expenses associated with operating our medication fulfillment centers, including employment costs and stock-based compensation, and technology expenses. Such costs also include direct overhead expenses and allocated indirect overhead costs. We allocate indirect overhead costs among functions based on employee headcount. For the three months ended June 30, 2023 and 2022, the purchase price of medications represented 82% and 80%, respectively, of our total cost of medication revenue. For the six months ended June 30, 2023 and 2022, the purchase price of medications represented 82% and 81%, respectively, of our total cost of medication revenue.

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

Interest Expense, Net

Interest expense, net is primarily attributable to interest expense associated with our convertible senior subordinated notes (the “2026 Notes”) and interest expense associated with our Loan and Security Agreement with Western Alliance Bank (the “2020 Credit Facility”) prior to its termination on August 1, 2022. Interest expense also includes the amortization of debt discount and debt issuance costs related to our various debt arrangements and imputed interest on our vendor financing arrangements. Interest expense, net includes interest income earned on our investments in money market funds and on divestiture-related notes receivable.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue:
Medication revenue	$69,626	$55,892	$13,734	25%	$138,376	$106,865	$31,511	29%
Technology-enabled solutions revenue	20,410	16,705	3,705	22	39,937	32,842	7,095	22
Total revenue	90,036	72,597	17,439	24	178,313	139,707	38,606	28
Cost of revenue, exclusive of depreciation and amortization shown below:
Cost of medication revenue	53,554	43,384	10,170	23	106,636	82,936	23,700	29
Cost of technology-enabled solutions revenue	13,953	13,247	706	5	28,395	26,416	1,979	7
Total cost of revenue, exclusive of depreciation and amortization	67,507	56,631	10,876	19	135,031	109,352	25,679	23
Operating expenses:
Research and development	1,777	3,243	(1,466)	(45)	3,056	7,208	(4,152)	(58)
Sales and marketing	2,732	2,172	560	26	5,185	4,821	364	8
General and administrative	17,599	15,150	2,449	16	34,176	31,028	3,148	10
Change in fair value of contingent consideration receivable	3,350	—	3,350	100	3,750	—	3,750	100
Long-lived asset impairment charge	—	—	—	100	—	4,062	(4,062)	(100)
Depreciation and amortization	6,103	5,489	614	11	12,303	11,231	1,072	10
Total operating expenses	31,561	26,054	5,507	21	58,470	58,350	120	0
Loss from operations	(9,032)	(10,088)	1,056	10	(15,188)	(27,995)	12,807	46
Other income (expense):
Interest expense, net	(1,144)	(2,444)	(1,300)	(53)	(2,409)	(4,713)	(2,304)	(49)
Other income	566	—	566	100	1,018	—	1,018	100
Total other expense, net	(578)	(2,444)	1,866	76	(1,391)	(4,713)	3,322	70
Loss from continuing operations before income taxes	(9,610)	(12,532)	2,922	23	(16,579)	(32,708)	16,129	49
Income tax expense	133	159	(26)	(16)	238	375	(137)	(37)
Net loss from continuing operations	(9,743)	(12,691)	2,948	23	(16,817)	(33,083)	16,266	49
Net loss from discontinued operations, net of tax	(108)	(36,919)	36,811	100	(8,932)	(44,720)	35,788	80
Net loss	$(9,851)	$(49,610)	$39,759	80%	$(25,749)	$(77,803)	$52,054	67%

Comparison of the Three Months Ended June 30, 2023 and 2022 (Continuing Operations)

Medication Revenue

Medication revenue increased $13.7 million, or 25%, to $69.6 million for the three months ended June 30, 2023, as compared to the same period in 2022. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $10.7 million to the increase. In addition, new clients that started services after the end of the second quarter of 2022 contributed $3.0 million to the increase in medication revenue during 2023.

Technology-Enabled Solutions Revenue

Revenue generated from technology-enabled solutions increased $3.7 million, or 22%, to $20.4 million for the three months ended June 30, 2023, as compared to the same period in 2022. The increase included $2.7 million of growth within existing clients primarily in our PBM solutions, third-party administration services, and risk adjustment services, and $1.0 million related to new clients added after the end of the second quarter of 2022.

Cost of Medication Revenue

Cost of medication revenue increased $10.2 million, or 23%, to $53.6 million for the three months ended June 30, 2023, as compared to the same period in 2022. Medication costs increased $9.2 million primarily due to growth in the number of patients served, of which $1.8 million is attributable to new clients that started services after the end of the second quarter of 2022. Employee compensation costs also increased $0.8 million due to an increase in employee headcount to support revenue growth.

Cost of Technology-Enabled Solutions Revenue

Cost of technology-enabled solutions revenue increased $0.7 million, or 5%, to $14.0 million for the three months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily comprised of a $0.8 million increase in professional services related to our vendor arrangement for business process support and technology services for our third-party administration services and electronic health records solutions.

Research and Development Expenses

Research and development expenses decreased by $1.5 million, or 45%, to $1.8 million for the three months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a $0.7 million decrease in employee compensation costs, of which $0.6 million related to stock-based compensation expense, as a result of decreased headcount. The decrease in research and development expenses was also driven by a $0.4 million decrease in rent and overhead costs as a result of a reduced real estate footprint in our development centers in New Jersey, South Carolina, and Florida. The remaining decrease was due to an aggregate $0.3 million decrease in professional services and information technology spend.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 26%, to $2.7 million for the three months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to a $0.7 million increase in employee compensation costs, including stock-based compensation expense and commissions expense related to new clients added since the second quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 16%, to $17.6 million for the three months ended June 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $1.9 million increase in professional services and a $0.4 million increase in information technology spend.

Change in Fair Value of Contingent Consideration Receivable

In connection with the sale of the PrescribeWellness Business on August 1, 2022, we may be entitled to receive additional consideration based on the achievement of certain customer and revenue metrics for the years ending December 31, 2023 and 2024. During the three months ended June 30, 2023, we recorded a $3.4 million charge to decrease the fair value of the contingent consideration receivable to zero due to updated estimates utilized in the contingent consideration valuation.

In connection with the sale of the SinfoníaRx Business on March 2, 2023, we may be entitled to receive additional consideration based upon the approval of potential regulatory changes affecting the SinfoníaRx Business. During the three months ended June 30, 2023, no change was recorded to the fair value of the contingent consideration receivable. The fair value of the contingent consideration receivable was $0.1 million as of June 30, 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.6 million, or 11%, to $6.1 million for the three months ended June 30, 2023, as compared to the same period in 2022. This increase was due to a $1.1 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the second quarter in 2022. The increase was partially offset by a $0.4 million decrease in depreciation of property and equipment, which have been fully depreciated since the end of the second quarter of 2022.

Interest Expense, Net

Interest expense for the three months ended June 30, 2023 was $1.1 million, a decrease of $1.3 million, or 53%, as compared to the same period in 2022. The decrease in interest expense was primarily due to the repayment and termination of the 2020 Credit Facility on August 1, 2022. For the three months ended June 30, 2022, we incurred $0.6 million of interest expense related to the 2020 Credit Facility. The decrease in interest expense was also due to $0.7 million of interest income earned on our investments in money market funds. The decrease in interest expense was partially offset by an increase in imputed interest expense related to our vendor financing arrangements.

Other Income

In connection with the sales of the PrescribeWellness Business, DoseMe Business, and SinfoníaRx Business, we entered into transition services agreements (“TSAs”), pursuant to which we provided or are providing business support services after their sales. We recognized $0.6 million of income related to the TSAs for the three months ended June 30, 2023, which is reported in other income in our consolidated statement of operations.

Income Taxes

For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $0.1 million and $0.2 million, respectively, which resulted in effective tax rates of (1.4)% and (1.3)%, respectively. Income tax expense was primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that limited the realizability of our net deferred tax assets as of June 30, 2023 and 2022. Accordingly, the tax benefit was limited due to unbenefited losses in the three months ended June 30, 2023 and 2022. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

Net loss from discontinued operations, net of tax, for the SinfoníaRx Business was $0.1 million for the three months ended June 30, 2023. Net loss from discontinued operations, net of tax, for the PrescribeWellness, DoseMe, and SinfoníaRx Businesses was $20.9 million, $4.1 million, and $12.0 million, respectively, for the three months ended June 30, 2022. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Comparison of the Six Months Ended June 30, 2023 and 2022 (Continuing Operations)

Medication Revenue

Medication revenue increased $31.5 million, or 29%, to $138.4 million for the six months ended June 30, 2023, as compared to the same period in 2022. Increased medication fulfillment volume from growth in the number of patients served by our existing clients, medication mix of prescriptions filled, and payer mix contributed $26.0 million to the increase. In addition, new clients that started services after the end of the second quarter of 2022 contributed $5.5 million to the increase in medication revenue during 2023.

Technology-Enabled Solutions Revenue

Technology-enabled solutions increased $7.1 million, or 22%, to $39.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to $5.1 million in growth within existing clients in our PBM solutions, third-party administration services, and risk adjustment services. In addition, new clients that started services after the end of the second quarter of 2022 contributed $2.0 million to the increase in technology-enabled solutions revenue during 2023.

Cost of Medication Revenue

Cost of medication revenue increased $23.7 million, or 29%, to $106.6 million for the six months ended June 30, 2023, as compared to the same period in 2022. Medication costs increased $20.6 million primarily due to growth in the number of patients served, of which $3.4 million was attributable to new clients that started services after the end of the second quarter of 2022. Employee compensation costs, including stock-based compensation expense, also increased $1.9 million due to an increase in employee headcount to support revenue growth. Additionally, shipping and distribution charges increased by $1.0 million due to the volume of medications fulfilled.

Cost of Technology-Enabled Solutions Revenue

Cost of technology-enabled solutions revenue increased $2.0 million, or 7%, to $28.4 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily comprised of a $3.3 million increase in professional services primarily related to our vendor arrangement for business process support and technology services for our third-party administration services and electronic health records solutions. This increase was partially offset by a $1.5 million reduction in employee compensation costs, including stock-based compensation, primarily for the employees hired by the third-party provider.

Research and Development Expenses

Research and development expenses decreased by $4.2 million, or 58%, to $3.1 million for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to a $2.3 million decrease in employee compensation costs, of which $1.9 million related to stock-based compensation expense, due to decreased headcount. The decrease in research and development expenses was also driven by a $1.0 million decrease in rent and overhead costs as a result of a reduced real estate footprint in our development centers in New Jersey, South Carolina, and Florida. The remaining decrease was due to $0.4 million of expenses related to non-recurring business optimization initiatives during 2022 associated with consolidating our electronic health records solutions platforms, and a $0.3 million decrease in professional services.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.4 million, or 8%, to $5.2 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to a $0.8 million increase in employee compensation costs, including commissions expense related to new clients added since the end of the second quarter of 2022. This increase was partially offset by a $0.4 million decrease in professional consulting services related to executing our branding and marketing strategies, public relations costs, and advertising costs.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 10%, to $34.2 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in general and administrative expenses was primarily due to a $2.4 million increase in professional services, a $0.6 million increase in bad debt expense, and a $0.4 million increase in corporate insurance costs. These increases were partially offset by a $0.3 million decrease in divestiture-related costs and executive transition expenses.

Change in Fair Value of Contingent Consideration Receivable

In connection with the sale of the PrescribeWellness Business on August 1, 2022, we may be entitled to receive additional consideration based on the achievement of certain customer and revenue metrics for the years ending December 31, 2023 and 2024. During the six months ended June 30, 2023, we recorded a $3.4 million charge to decrease the fair value of the contingent consideration receivable to zero due to updated estimates utilized in the contingent consideration valuation.

In connection with the sale of the SinfoníaRx Business on March 2, 2023, we may be entitled to receive additional consideration based upon the approval of potential regulatory changes affecting the SinfoníaRx Business. During the six months ended June 30, 2023, we recorded a $0.4 million charge to decrease the fair value of the contingent consideration receivable due to updated estimates utilized in the contingent consideration valuation. The fair value of the contingent consideration receivable was $0.1 million as of June 30, 2023.

Long-Lived Asset Impairment Charge

During the six months ended June 30, 2022, we recorded a $4.1 million long-lived asset impairment charge related to certain capitalized software development costs. During the first quarter of 2022, we became aware of changes in circumstances impacting the future application of certain capitalized software development costs and evaluated the recoverability of the related long-lived assets by comparing their carrying amount to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value was not recoverable. The recoverability test indicated that certain capitalized software development costs were impaired. As a result, we recognized an impairment loss equal to $4.1 million for the six months ended June 30, 2022. We did not record any long-lived asset impairment charges for the six months ended June 30, 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.1 million, or 10%, to $12.3 million for the six months ended June 30, 2023, as compared to the same period in 2022. This increase was due to a $1.6 million increase in the amortization of capitalized software related to new software functionality placed into service after the end of the second quarter in 2022. The increase was partially offset by a $0.5 million decrease primarily due to property and equipment and definite-lived intangibles, which have been fully depreciated or amortized, respectively, since the end of the second quarter of 2022.

Interest Expense, Net

Interest expense for the six months ended June 30, 2023 was $2.4 million, a decrease of $2.3 million, or 49%, as compared to the same period in 2022. The decrease in interest expense was primarily due to the repayment and termination of the 2020 Credit Facility on August 1, 2022. For the six months ended June 30, 2022, we incurred $1.1 million of interest expense related to the 2020 Credit Facility and $0.3 million of amortization of associated deferred financing costs. The decrease in interest expense was also due to $1.2 million of interest income earned on our investments in money market funds. The decrease in interest expense was partially offset by an increase in imputed interest expense related to our vendor financing arrangements.

Other Income

In connection with the sales of the PrescribeWellness Business, DoseMe Business, and SinfoníaRx Business, we entered into transition services agreements (“TSAs”), pursuant to which we provided or are providing business support services after their sales. We recognized $1.0 million of income related to the TSAs for the six months ended June 30, 2023, which is reported in other income in our consolidated statement of operations.

Income Taxes

For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $0.2 million and $0.4 million, respectively, which resulted in effective tax rates of (1.4)% and (1.1)%, respectively. Income tax expense was primarily related to indefinite-lived deferred tax liabilities for goodwill amortization. The effective tax rates differ from the U.S. statutory tax rate primarily due to the full valuation allowance recorded that limited the realizability of our net deferred tax assets as of June 30, 2023 and 2022. Accordingly, the tax benefit was limited due to unbenefited losses in the six months ended June 30, 2023 and 2022. We calculate the provision for income taxes during interim periods by applying the estimated annual effective tax rate for the full year ordinary income or loss to the respective reporting period’s year-to-date income or loss, while also adding any income tax expense or benefit related to discrete items occurring within that interim period.

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

Net loss from discontinued operations, net of tax, for the DoseMe and SinfoníaRx Businesses was $0.2 million and $8.8 million, respectively, for the six months ended June 30, 2023. Net loss from discontinued operations, net of tax, for the PrescribeWellness, DoseMe, and SinfoníaRx Businesses was $22.7 million, $6.0 million, and $16.0 million, respectively, for the six months ended June 30, 2022. See Note 3 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

We incurred a net loss of $25.7 million and $77.8 million for the six months ended June 30, 2023 and 2022, respectively. Our primary liquidity and capital requirements are for software development, research and development, sales and marketing, general and administrative expenses, and debt service obligations. We have funded our operations, working capital needs, and investments with cash generated through operations, proceeds from the divestiture of non-core businesses, issuance of stock, and borrowings under our credit facilities. As of June 30, 2023, we had unrestricted cash and cash equivalents of $62.8 million.

Summary of Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(3,647)	$8,840
Net cash used in investing activities	(5,113)	(18,341)
Net cash (used in) provided by financing activities	(436)	27,410
Net (decrease) increase in cash, cash equivalents and restricted cash (1)	$(9,196)	$17,909

(1)	The cash flows related to discontinued operations have not been segregated. Accordingly, the consolidated statements of cash flows and the following discussions include the results of continuing and discontinued operations. See Note 3 in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was $3.6 million for the six months ended June 30, 2023 and consisted of our net loss of $25.7 million and changes in our operating assets and liabilities totaling $5.5 million, offset by the addition of noncash items of $27.6 million. The noncash items primarily included $12.3 million of depreciation and amortization expense, $5.2 million of stock-based compensation expense, a $4.9 million net loss related to the sales of the DoseMe and SinfoníaRx Businesses, a $3.8 million change in fair value of contingent consideration receivable, $0.7 million of amortization of deferred financing costs and debt discounts related to the 2026 Notes, and a $0.4 million impairment charge related to our operating lease right-of-use assets. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets, an increase in inventories, and a decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in contract assets related to rebate administration services under our PBM solutions. The increase in inventories was primarily due to growth in our fulfillment services, and the decrease in accounts payable was primarily due to the timing of vendor payments. The change in operating assets and liabilities was partially offset by a decrease in accounts receivables primarily due to improved collections, and an increase in other long-term liabilities due to the vendor financing arrangement entered into in February 2022 related to business process outsourcing and technology services for our third-party administration services and electronic health records solutions.

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

Investing Activities

Net cash used in investing activities was $5.1 million for the six months ended June 30, 2023 and consisted of $7.2 million in software development costs for our technologies and $1.3 million in purchases of property and equipment to support our medication fulfillment services, which were offset by $3.4 million of cash received from the sales of the DoseMe and SinfoníaRx Businesses.

Net cash used in investing activities was $18.3 million for the six months ended June 30, 2022 and included $17.9 million in software development costs for our technologies and $0.5 million in purchases of property and equipment to support our operations.

Financing Activities

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2023 and consisted primarily of $0.7 million of payments on employee taxes for shares withheld, offset by $0.2 million of proceeds received from the exercise of stock options.

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

Funding Requirements

We believe that our unrestricted cash and cash equivalents of $62.8 million as of June 30, 2023 and expected cash flows from continuing operations will be sufficient to fund our planned operations through at least August 2024. Our ability to maintain successful operations will depend on, among other things, new business, the retention of clients, and the effectiveness of sales and marketing initiatives.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments as compared to those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2022 Form 10-K.

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

Except as disclosed in Note 2 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies during the six months ended June 30, 2023 as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in our 2022 Form 10-K in the “Quantitative and Qualitative Disclosures About Market Risk” section of Item 7A during the six months ended June 30, 2023.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On August 5, 2023, we entered into the Merger Agreement, pursuant to which the Merger is subject to certain conditions, including (i) the approval of our stockholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain other regulatory approvals or consents; (iv) the absence of legal restraints prohibiting the Merger and (v) other customary conditions specified in the Merger Agreement. While it is currently anticipated that the Merger will be consummated during the fourth quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $10.6 million or $5.3 million, as applicable, in cash; incurring substantial costs related to the Merger, such as legal, accounting and financial advisory that have already been incurred or will continue to be incurred until closing; limitations on our ability to retain and hire key personnel; reputational harm including relationships with investors, clients and business partners due to the adverse perception of any failure to successfully complete the Merger; and potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to the Company and its stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Parent and requires that the business of our Company and its subsidiaries be conducted in the ordinary course in all material respects. These restrictions may prevent us from making appropriate changes to its business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

The announcement or pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our clients and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger restricting the conduct of our business prior to consummating the Merger even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, the Board or other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of legal restraints prohibiting the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable. The Company does not currently have any plans or arrangements in place under Rule 10b5-1 that would require disclosure under Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date	Exhibit Number

2.1#	Agreement and Plan of Merger, dated as of August 5, 2023, by and among Tabula Rasa HealthCare, Inc., Locke Buyer, LLC and Locke Merger Sub, Inc.	8-K	8/7/2023	2.1
3.1	Amended and Restated Certificate of Incorporation of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.1
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Tabula Rasa HealthCare, Inc.	8-K	7/26/2022	3.1
3.3	Amended and Restated Bylaws of Tabula Rasa HealthCare, Inc.	8-K	10/4/2016	3.2
4.1	Rights Agreement, dated as of July 25, 2022, by and between Tabula Rasa HealthCare, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent	8-K	7/26/2022	4.1
10.1	Asset Purchase Agreement, by and among Tabula Rasa HealthCare Group, Inc., Transaction Data Systems, Inc., and Tabula Rasa HealthCare, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.1
10.2	Asset Purchase Agreement, by and between Tabula Rasa HealthCare Group, Inc., and karmadata, Inc., dated as of June 18, 2022	8-K	6/21/2022	2.2
10.3#	Share and Asset Purchase Agreement, dated as of January 20, 2023, by and between Tabula Rasa HealthCare Group, Inc. and DoseMe Operations Inc.	10-K	3/10/2023	10.59
10.4#	Asset Purchase Agreement, dated as of March 2, 2023, by and between Tabula Rasa HealthCare Group, Inc. and Symphony Clinic, LLC	10-K	3/10/2023	10.60
10.5*	Form of Performance Stock Unit Award Agreement				X
10.6*	Form of Change in Control and Severance Agreement				X
10.7	Voting and Support Agreement, dated as of August 5, 2023, by and among Tabula Rasa HealthCare, Inc., Locke Buyer, LLC and the stockholders party thereto	8-K	8/7/2023	10.1
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

					X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Schema Document				X
101.CAL	Inline XBRL Calculation Linkbase				X
101.DEF	Inline XBRL Definition Linkbase				X
101.LAB	Inline XBRL Label Linkbase				X
101.PRE	Inline XBRL Presentation Linkbase				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)				X

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

TABULA RASA HEALTHCARE, INC.

Date: August 8, 2023	By:	/s/ BRIAN W. ADAMS
	Name:	Brian W. Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ THOMAS J. CANCRO
	Name:	Thomas J. Cancro
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	By:	/s/ MICHAEL A. BRUNO
	Name:	Michael A. Bruno
	Title:	Chief Accounting Officer
(Principal Accounting Officer)